Form 10-K
period 2017-10-31
ABM INDUSTRIES INC /DE/
filed 2017-12-22
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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
__________________
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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2017 as reported on the New York Stock Exchange on that date: $2,389,186,450

Number of shares of the registrant’s common stock outstanding as of December 8, 2017: 65,514,281
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Shareholders, to be held on March 7, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-K for ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”) contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1 of this Form 10-K under Item 1A., “Risk Factors,” which are incorporated herein by reference, and we urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions with a mission to make a difference, every person, every day. Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Over the past ten years, we have grown into a multi-segment facility solutions company, particularly through new service offerings and strategic acquisitions:
The acquisition of OneSource in 2007 bolstered ABM as a leader in the janitorial market, while the Linc Group acquisition in 2010 established ABM as a “facility solutions” company with new service offerings, including lighting, mechanical, and electrical “technical solutions.” With demand increasing for industry-specific service providers, in 2012 we purchased Air Serv and established our first industry group, “aviation,” which was previously included in “other.” In recent years, we have strategically acquired companies in the U.K., particularly with the GBM and Westway acquisitions, which expanded overseas both our janitorial and technical solutions businesses. In 2017, we completed the acquisition of GCA Services, a provider of integrated facility services to educational institutions and commercial facilities for $1.3 billion, the largest acquisition in ABM history. As a result of this acquisition, we are now a leading facility solutions provider in the education market. In recent years, we also evaluated all of our service offerings and sold our Security and Government Services businesses as they did not align with ABM’s long-term industry-group focus.
As a result of these strategic acquisitions, we have strengthened our ability to offer janitorial, facilities engineering, parking, and specialized mechanical and electrical technical solutions, on a standalone basis or in combination, and positioned ourselves as a leading integrated facilities management company. Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
2020 Vision
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves three phases: During Phase 1, which we completed on November 1, 2016, we realigned our organization; in Phase 2, which is continuing today, we are focused on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based, go-to-market service model. For additional information on our 2020 Vision, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contract Types
We generate revenues under several types of contracts, as explained below. Generally, the type of contract is determined by the nature of the services. Although many of our service agreements are cancelable on short notice, we have historically had a high client retention rate and expect to continue maintaining long-term relationships with our clients.

Contract Type	Description
Monthly Fixed-Price
These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. A variation of a fixed-price arrangement is a square-foot arrangement, under which monthly billings are based on the actual square footage serviced. Janitorial contracts are commonly structured as fixed-price arrangements.

Cost-Plus
These arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. Facilities engineering, janitorial, and catering services are commonly structured as cost-plus arrangements.

Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification. This contract type is commonly used in janitorial services and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal.

Transaction-Price	These are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served or aircrafts cleaned).
Hourly	These arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided. Certain Aviation contracts are structured as hourly arrangements.
Management Reimbursement	Under these parking arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner.
Leased Location
Under these parking arrangements, we generally pay to the property owner a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers. We retain all revenues and we are responsible for most operating expenses incurred.

Allowance	Under these parking arrangements, we are paid a fixed or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment	Under these arrangements, we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards.
Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
Segment and Geographic Financial Information
For management and financial reporting purposes, our businesses are currently separated into five reportable segments: Business & Industry (“B&I”), Aviation, Emerging Industries Group, Technical Solutions, and the newly acquired GCA Services. Among other changes, once we integrate GCA into our industry group model in 2018, we anticipate our Education industry group will become a reportable segment. We also expect to present a new Technology & Manufacturing reportable segment, that will combine our High Tech industry group and the legacy GCA and ABM Industrial & Manufacturing (“I&M”) businesses. ABM’s legacy I&M business was included in the B&I segment. Our principal operations are in the United States, and in 2017 our U.S. operations generated approximately 94% of our revenues. For segment and geographical financial information, see Note 18, “Segment and Geographic Information,” in the Notes to Consolidated Financial Statements.

ONGOING REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and industrial and manufacturing sites. We typically provide these services pursuant to monthly fixed-price and cost-plus arrangements that are obtained through a competitive bid process.

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering, air cabin maintenance, and transportation. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as fixed-price arrangements, parking reimbursement contracts, transaction-price arrangements, and hourly arrangements. Two clients accounted for approximately 35% of revenues for this segment in 2017.

Our Emerging Industries Group is comprised of our Education, Healthcare, and High Tech industry groups. Services include janitorial, facilities engineering, and parking services for clients in these industries. The Emerging Industries Group typically provides these services pursuant to monthly fixed-price and cost-plus arrangements that are obtained through a competitive bid process.

Technical Solutions provides specialized mechanical and electrical services. These services can also be leveraged for cross-selling within B&I, Aviation, and the Emerging Industries Group, both domestically and internationally. Contracts for this segment are structured as cost-plus arrangements, fixed-price arrangements, energy savings contracts, and franchise arrangements.

GCA Services is a provider of integrated facility services to educational institutions and commercial facilities. It typically provides these services pursuant to monthly fixed-price and cost-plus arrangements that are obtained through a competitive bid process.

Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and trade names, such as “ABM,” “ABM Building Value,” “ABM Greencare,” “MPower,” “Linc Service,” and “TEGG,” which we deem important to our marketing activities, our business, and, with respect to certain of these, the franchising activities conducted by our Technical Solutions segment.
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2017, 2016, or 2015.

Competition
We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We mainly compete with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with competitive advantages in those regards. We also compete indirectly with companies that can perform for themselves one or more of the services we provide.
Sales and Marketing
Our sales and marketing activities include digital engagement and direct interactions with prospective and existing clients, pricing, proposal management, and customer relationship management by dedicated business development teams, operations personnel, and management. These activities are executed by branch and regional sales, marketing, and operations teams assigned to our industry groups and are supported by centralized sales support teams, inside sales teams, corporate marketing personnel, and our Center of Excellence teams. These sales and marketing teams perform lead acquisition, lead nurturing, and lead management as well as training in sales tools and proposal systems, all governed by standard operating procedures.
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
Employees
As of October 31, 2017, we employed approximately 140,000 employees, of which approximately 44,000, or 32%, were subject to various local collective bargaining agreements.
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

Executive Officers of Registrant
Executive Officers on December 22, 2017

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	55
President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.

D. Anthony Scaglione	45
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

Scott Giacobbe	55	Chief Operating Officer of ABM since November 2017; President of ABM’s U.S. Technical Solutions from November 2010 to November 2017.
Andrea R. Newborn	54
Executive Vice President, General Counsel, and Corporate Secretary of ABM since July 2017; Executive Vice President and General Counsel for TravelClick, Inc. from July 2014 to June 2017; Senior Vice President, General Counsel, and Secretary of The Reader’s Digest Association, Inc. from March 2007 to February 2014.

Dean A. Chin	49	Senior Vice President, Chief Accounting Officer, and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of ABM from June 2008 to June 2010.
David R. Goodes	45
Senior Vice President and Chief Human Resources Officer of ABM since January 2016; Executive Vice President, Human Resources of Hess Retail Corporation during 2014; Vice President, Human Resources, Marketing & Refining of Hess Corporation from March 2011 to December 2013; Director, Human Resources of Hess Corporation from October 2005 to March 2011.

Rene Jacobsen	56
President of ABM’s Business & Industry Group since February 2016; Executive Vice President of ABM’s West Region from April 2012 to February 2016; Executive Vice President and Chief Operating Officer of Temco Service Industries from November 2007 to April 2012.

ITEM 1A. RISK FACTORS.
We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of GCA.
The benefits that are expected to result from the acquisition of GCA will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies from the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on a number of factors. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as GCA. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities or the activities of the GCA business. Members of our senior management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing clients, and attract new clients. In addition, we have not fully implemented our 2020 Vision, which is expected to generate significant benefits to the Company. Time and distraction relating to the acquisition of GCA could detract from the ability to achieve the benefits anticipated with respect to our 2020 Vision. If senior management is not able to effectively manage the integration process or if any significant business activities including 2020 Vision initiatives are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate GCA. The failure to do so could have a material adverse effect on our business, financial condition, or results of operations.
Even if we are able to integrate GCA successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration, and we cannot guarantee these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of GCA. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to integrate the business or delays in the integration process. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of client and other relationships, or loss of key employees, any of which may adversely affect our results of operations and may cause our stock price to decline.
We incurred a substantial amount of debt to complete the acquisition of GCA. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the profitability of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required to service our indebtedness or we may be required to suspend certain discretionary payments, including our dividend.
In connection with the acquisition of GCA, on September 1, 2017, we refinanced and replaced our existing credit facility with a new syndicated secured credit facility (the “Credit Facility”) consisting of a $900 million revolving line of credit and an $800 million amortizing term loan with a five-year term. On September 1, 2017, we borrowed approximately $1.3 billion under the Credit Facility. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make planned capital expenditures, or continue our dividend.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, share repurchases, capital expenditures, acquisitions, and other general corporate purposes; limit our availability to obtain additional financing in the future to enable us to react to changes in our business; and place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, an increased level of borrowing increases our interest expense, which could negatively impact our profitability. As current interest rates on our credit facility are variable, an increase in prevailing rates would increase our interest costs. Further, our credit facility contains both financial covenants and other covenants that limit our ability to engage in specific transactions. Any failure to comply with covenants in the credit facility could result in an event of default that, if not cured or waived, would have a material adverse effect on us.

Changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative, including our move to our Enterprise Services Center, may not have the desired effects on our financial condition and results of operations.
During the fourth quarter of 2015, we announced our transformation initiative (“2020 Vision”), which is intended to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We may not be able to execute on this strategy as a result of numerous factors, such as client resistance to an integrated approach, inability to deliver requested end-to-end services, and difficulty penetrating certain markets. Even if we are able to execute our 2020 Vision, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. For example, although we may be able to leverage scale to manage costs more efficiently and effectively, the realignment of our business operations may not provide us with the anticipated competitive advantage or revenue growth. Moreover, the execution of our 2020 Vision may result in substantial expenses in excess of what is currently forecast. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from our 2020 Vision may be offset by unexpected costs or delays incurred in its execution. In connection with our 2020 Vision, we are making significant investments in information technology, but there can be no assurance these investments will have the desired results in improving the delivery of our services. In addition, our 2020 Vision may cause substantial disruption to our operations and may not have the anticipated positive effects on our relationships with our employees, clients, and suppliers.
Changes to our business systems and processes, including the migration of many of our financial reporting and other processes to our Enterprise Services Center, may not create the operational efficiencies or cost benefits that we expect and could result in unanticipated consequences. In addition, the move to a shared services environment may create risks relating to the processing of transactions and recording of financial information. During the transition period, we could experience a lapse in the operation of internal controls due to turnover, lack of legacy knowledge, or inappropriate training, which could result in significant deficiencies or material weaknesses.
Our success depends on our ability to gain profitable business despite competitive pressures and on our ability to preserve long-term client relationships.
We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from projects requiring competitive bids. The low cost of entry in the facility services business results in a very competitive market. We mainly compete with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with a competitive advantage in those regards. We also compete indirectly with companies that can perform for themselves one or more of the services we provide. Additionally, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, petroleum, and other costs. We may experience higher operating costs related to changes in federal, state, or local laws and regulations regarding employee benefits, minimum wages, and other entitlements. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. Further, if we are unable to respond adequately to changing technology, we may lose existing clients and fail to win future business opportunities. These strong competitive pressures could inhibit our success in bidding for profitable business and our ability to increase prices as costs rise, thereby reducing margins.
We primarily provide services pursuant to agreements that are cancelable by either party upon 30–90 days’ notice. As we generally incur higher initial costs on new contracts until the labor management and facilities operations normalize, our business associated with long-term client relationships is generally more profitable than short-term client relationships. If we lose a significant number of long-term clients, our profitability could be negatively impacted, even if we gain equivalent revenues from new clients.
We depend to a large extent on our relationships with our clients and our reputation for quality integrated facility solutions. As such, adverse publicity stemming from an accident or other incident involving our facility operations related to injury, illness, or death could harm our reputation, result in the cancellation of contracts, and expose us to significant liability.
Our business success depends on our ability to attract and retain qualified personnel and senior management.
Our future performance depends on the continuing services and contributions of our senior management and on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations. We employ over 130,000 persons and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees, while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for these employees. There is no assurance that we will be able to attract or retain qualified employees in the future, which could have a material adverse effect on our business, financial condition, and results of operations.
Our use of subcontractors or joint venture partners to perform work under customer contracts exposes us to liability and financial risk.
We depend on subcontractors or other parties, such as joint venture partners, to perform work in situations in which we are not able to self-perform the work involved. Such arrangements may involve subcontracts or joint venture relationships where we do not have direct control over the performing party. A failure, for whatever reason, by one or more of our subcontractors or joint venture partners to perform, or the alleged negligent performance of, the agreed-upon services may expose us to liability. Although we have in place controls and programs to monitor the work of our subcontractors and our joint venture partners, there can be no assurance that these controls or programs will have the desired effect, and we may incur significant liability as a result of the actions or inactions of one or more of our subcontractors or joint venture partners.
Our international business involves risks different from those we face in the United States that could have an effect on our results of operations and financial condition.
We have business operations in jurisdictions outside of the United States, most significantly in the United Kingdom. Our international operations are subject to risks that are different from those we face in the United States, such as the requirement to comply with national and local regulatory requirements, including, but not limited to: the U.K. Bribery Act and other anti-corruption laws and laws respecting privacy; potential difficulties in staffing and labor disputes; differing local labor laws; credit risk or financial condition of local clients; and local political and social conditions. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars, and those results are affected by movements in foreign currencies relative to the U.S. dollar. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.
In addition, when we participate in joint ventures that operate outside of the United States where we are not a controlling party, we may have limited control over the joint venture. Any improper actions by our joint venture employees, partners, or agents, including, but not limited to, failure to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and/or laws relating to human trafficking, could result in civil or criminal investigations, monetary and non-monetary penalties, or other consequences, any of which could have an adverse effect on our financial position as well as on our reputation and ability to conduct business.
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
We insure our insurable risks through a combination of insurance and self-insurance and we retain a substantial portion of the risk associated with expected losses under these programs, which exposes us to volatility associated with those risks, including the possibility that changes in estimates of ultimate insurance losses could result in a material charge against our earnings.
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. We are responsible for claims both within and in excess of our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature, or magnitude of clams for direct or consequential damages. If our insurance coverage proves to be inadequate or unavailable, our business may be negatively impacted.
The determination of required insurance reserves is dependent upon significant actuarial judgments. We use the results of actuarial studies to estimate insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. Actual experience related to our insurance reserves can cause us to change our estimates for reserves and any such changes may materially impact results, causing significant volatility in our operating results. We have experienced material negative trends in our actuarial estimates and may continue to experience these and other material negative trends in future periods.
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
We have formed a wholly-owned captive insurance company, IFM Assurance Company (“IFM”), which we believe will provide us with increased flexibility in the end-to-end management of our insurance program. There can be no assurance that IFM will bring about the intended benefits or that it will provide us with the desired flexibility in the management of our insurance programs, because we may experience unanticipated events that will reduce or eliminate expected benefits, including anticipated savings related to coverage provided by IFM to our subsidiaries.
Our risk management and safety programs may not have the intended effect of reducing our liability for personal injury or property loss.
We attempt to mitigate risks relating to personal injury or property loss through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of accidents or events that might increase our liability. It is expected that any such decrease would also have the effect of reducing our insurance costs for our casualty programs. However, incidents involving personal injury or property loss often are caused by multiple factors, a significant number of which are beyond our control. Therefore, there can be no assurance that our risk management and safety programs will have the desired effect of controlling costs and liability exposure.
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
Changes in general economic conditions, including changes in energy prices, government regulations, and changing consumer preferences, could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
In certain geographic areas and service lines, our most profitable revenues are related to supplemental services requested by clients outside of the standard service specification. This contract type is commonly used in janitorial services and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal (“tag work”). A decline in occupancy rates could result in a decline in scope of work, including tag work, and depressed prices for our services. Slow domestic and international economic growth or other negative changes in global, national, and local economic conditions could have a negative impact on our business. Specifically, adverse economic conditions may result in clients cutting back on discretionary spending. Additionally, since a significant portion of our aviation services and parking revenues are tied to the number of airline passengers, hotel guests, and sports arena attendees, results for these businesses could be adversely affected by curtailment of business, personal travel, and discretionary spending. The use of ride sharing services and car sharing services may lead to a decline in parking demand at airports and in urban areas.

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
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations
The Tax Cuts and Jobs Act of 2017 was approved by Congress on December 20, 2017. When signed into law by President Donald J. Trump, this legislation will make significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. In addition, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. Furthermore, we are subject to tax audits by governmental authorities, primarily in the United States and United Kingdom. If we experience unfavorable results from one or more such tax audits, there could be an adverse effect on our tax rate and therefore on our net income.
We could be subject to cyber-security risks, information technology interruptions, and business continuity risks.
Our information technology systems and those of our third-party providers could become subject to cyber-attacks, hacking, or other intrusions, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of confidential information. In addition, to the extent centralized administrative locations are disabled for a long period of time, key business processes, such as accounts payable, information technology, payroll, and general management operations, could be interrupted. Any such operational disruptions and/or misappropriation of information could result in lost sales, negative publicity, or business delays that could have a material adverse effect on our business.
A significant number of our employees are covered by collective bargaining agreements that could expose us to potential liabilities in relationship to our participation in multiemployer pension plans, requirements to make contributions to other benefit plans, and the potential for strikes, work slowdowns or similar activities, and union-organizing drives.
We participate in various multiemployer pension plans under union and industry-wide agreements, which provide defined pension benefits and other benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or a withdrawal from a multiemployer pension plan, under applicable law we could incur material liabilities. We further discuss our participation in multiemployer pension and postretirement plans in Note 13, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. In addition, the terms of collective bargaining agreements require us to contribute to health and welfare plans that require us to have appropriate systems in place to track contributions. The failure to make a contribution as a result of a systems failure could have a negative impact on our financial position.
At October 31, 2017, approximately 32% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2018. In addition, at any given time we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations.

Moreover, negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.
If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be negatively impacted, which could harm our operating results, investors’ perceptions of our Company and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and related rules, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. We have acquired entities that did not have any publicly traded debt or equity and therefore were not required to conform to the rules and regulations of the SEC, especially as it relates to internal control structure. As such, upon acquisition by us, such entities may not have in place all the necessary controls as required by the Public Company Accounting Oversight Board. The integration of acquired entities into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. We are required to include our assessment of the effectiveness of the internal controls over financial reporting of entities we acquire in our overall assessment. We plan to complete the evaluation and integration of internal controls over financial reporting and report our assessment within the required time frame. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business, and our stock price.
Our business may be negatively impacted by adverse weather conditions.
Weather conditions such as snow storms, heavy flooding, hurricanes, and other fluctuations in temperatures can negatively impact portions of our business. Within our Technical Solutions segment, cooler than normal temperatures in the summer could reduce the need for servicing of air conditioning units, resulting in reduced revenues and profitability. Within Parking and Aviation services, snow can lead to reduced travel activity, as well as increases in certain costs, both of which negatively affect gross profit. On the other hand, the absence of snow during the winter could cause us to experience reduced revenues in our B&I segment, as many of our contracts specify additional payments for snow-related services.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive office is located at One Liberty Plaza, 7th Floor, New York, New York 10006. As part of our 2020 Vision, in 2016 we began consolidating our operations to increase efficiency and effectiveness.
Principal Properties as of October 31, 2017

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Alpharetta, Georgia	IT Datacenter and Technical Solutions Headquarters	25,000	Owned	All
Atlanta, Georgia	Operations Support	37,000	10/31/2027	All
Cleveland, Ohio	GCA Services Headquarters	32,400	1/31/2024	GCA Services
Houston, Texas	Prior COO Divisional Headquarters	11,000	8/31/2018	B&I
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate, B&I
Sugar Land, Texas	Enterprise Services	62,500	3/31/2028	All
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
The Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case was a certified class action involving violations of certain California state laws relating to rest breaks. The case centered on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered summary judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. Under California law, post-judgment interest on a judgment accrues at a rate of 10% simple interest per year from the date the judgment is entered until it is satisfied. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. On December 22, 2016, the California Supreme Court rendered its decision, holding that on-call and on-duty rest breaks are prohibited by California law, and reversed the Appeals Court judgment on this issue. The amount of post-judgment interest as of December 22, 2016 was approximately $41.2 million.
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
Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al., filed on October 23, 2015, pending in the United States District Court for the Central District of California (the “Karapetyan case”)
The Karapetyan case was a putative class action in which the plaintiff sought to represent a class of security guards who worked during time periods subsequent to the class period in the Augustus case. The plaintiff alleged that ABM violated certain California state laws relating to meal and rest breaks and other wage and hour claims. On April 17, 2017, ABM Industries Incorporated, ABM Security Services, Inc., ABM Onsite Services, Inc., and ABM Onsite Services – West, Inc. entered into a Class Action Settlement and Release with plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case on a class-wide basis for $5.0 million. The United States District Court for the Central District of California granted final approval of the settlement on September 7, 2017. The full settlement payment in the amount of $5.0 million, plus an additional $0.2 million in payroll taxes, was made on October 13, 2017.
The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case is a class action pending in San Francisco Superior Court that alleges we failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. The Court of Appeal of the State of California, First Appellate District (the “Court of Appeal”), heard oral arguments on November 7, 2017. On December 11, 2017, the Court of Appeal reversed the trial court’s order denying class certification and remanded the matter for certification of a meal period, travel expense reimbursement, and split shift class.
Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”) and
Isse et al. v. Air Serv Corporation filed on February 7, 2017, pending in the Superior Court of Washington for King County (the “Isse” case)
The Hussein case was a certified class action involving a class of certain hourly Air Serv employees at Seattle-Tacoma International Airport in SeaTac, Washington. The plaintiffs alleged that Air Serv violated a minimum wage requirement in an ordinance applicable to certain employers in the local city of SeaTac (the “Ordinance”). Plaintiffs sought retroactive wages, double damages, interest, and attorneys’ fees. This matter was removed to federal court. In a separate lawsuit brought by Filo Foods, LLC, Alaska Airlines, and several other employers at SeaTac airport, the King County Superior Court issued a decision that invalidated the Ordinance as it applied to workers at SeaTac airport. Subsequently, the Washington Supreme Court reversed the Superior Court’s decision. On February 7, 2017, the Isse case was filed against Air Serv on behalf of 60 individual plaintiffs (who would otherwise be members of the Hussein class), who alleged failure to comply with both the minimum wage provision and the sick and safe time provision of the Ordinance. The Isse plaintiffs sought retroactive wages and sick benefits, double damages for wages and sick benefits, interest, and attorneys’ fees. The Isse case later expanded to approximately 220 individual plaintiffs.
In mediations on November 2 and 3, 2017, and without admitting liability in either matter, we agreed to settle the Hussein and Isse lawsuits for a combined total of $8.3 million, inclusive of damages, interest, attorneys’ fees, and employer payroll taxes. Eligible employees will be able to participate in either the Hussein or Isse settlements, but cannot recover in both settlements. The settlements in both cases will require court approval because of the nature of the claims being released. We are working with our clients to obtain partial or full reimbursement for the settlements.

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

	Fiscal Quarter
(in dollars)	First	Second	Third	Fourth
Fiscal Year 2017
Price range of common stock
High	$45.03	$44.68	$44.93	$45.12
Low	$38.04	$39.41	$40.36	$37.12
Dividends declared per share	$0.170	$0.170	$0.170	$0.170
Fiscal Year 2016
Price range of common stock
High	$30.25	$33.39	$37.85	$40.47
Low	$26.50	$28.45	$32.03	$36.63
Dividends declared per share	$0.165	$0.165	$0.165	$0.165
We have paid cash dividends every quarter since 1965. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
Stockholders
At December 8, 2017, there were 3,275 registered holders of our common stock.

Performance Graph
The following graph compares the five-year cumulative total return for our common stock against the Standard & Poor’s SmallCap 600 Index (“S&P 600”) and the Standard & Poor’s 500 Index (“S&P 500”). As our competitors are principally privately held, we do not believe it is feasible to construct a peer group comparison on an industry or line-of-business basis.

	INDEXED RETURNS Years Ended October 31,
Company / Index	2012	2013	2014	2015	2016	2017
ABM Industries Incorporated	$100	$148.5	$152.7	$160.3	$224.9	$245.4
S&P 500 Index	100	127.2	149.1	156.9	164.0	202.7
S&P SmallCap 600 Index	100	139.1	152.0	156.3	166.3	212.7
This performance graph shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. The comparisons in the performance graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8., “Financial Statements and Supplementary Data.” Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.

	Years Ended October 31,
	2017	2016	2015	2014	2013
(in millions, except per share amounts)
Statements of Comprehensive Income Data
Revenues(1)	$5,453.6	$5,144.7	$4,897.8	$4,649.7	$4,427.8
Operating profit(2)	101.9	54.7	73.6	114.8	105.3
Income from continuing operations	78.1	62.3	54.1	66.9	62.6
(Loss) income from discontinued operations, net of taxes(3)	(74.3)	(5.1)	22.2	8.7	10.3
Per Share Data
Net income per common share — Basic
Income from continuing operations	$1.35	$1.11	$0.95	$1.19	$1.14
Net income	$0.07	$1.02	$1.35	$1.35	$1.33
Net income per common share — Diluted
Income from continuing operations	$1.34	$1.09	$0.94	$1.17	$1.12
Net income	$0.07	$1.01	$1.33	$1.32	$1.30
Weighted-average common and common equivalent shares outstanding
Basic	57.7	56.3	56.7	56.1	54.9
Diluted	58.3	56.9	57.4	57.1	56.1
Dividends declared per common share	$0.680	$0.660	$0.640	$0.620	$0.600
Statements of Cash Flow Data
Net cash provided by operating activities of continuing operations	$101.7	$110.5	$145.5	$115.6	$125.2
Cash paid for income taxes, net of refunds received(4)	11.8	12.6	23.7	32.9	18.7

	At October 31,
(in millions)	2017	2016	2015	2014	2013
Balance Sheet Data
Total assets	$3,812.6	$2,278.8	$2,130.7	$2,176.5	$2,106.2
Trade accounts receivable, net of allowances(5)	1,038.1	803.7	742.9	687.3	633.5
Goodwill(6)	1,864.2	912.8	867.5	854.7	822.5
Other intangible assets, net of accumulated amortization(7)	430.1	103.8	111.4	127.5	142.4
Long-term debt, net(8)	1,161.3	268.3	158.0	319.8	314.9
Insurance claims	495.4	423.8	387.4	349.7	358.0
(1) Revenues in 2017 included $208.1 million associated with acquisitions, including $169.7 million related to the September 1, 2017 acquisition of GCA Services Group (“GCA”).
(2) Factors affecting comparability of operating profit consisted of the following:

•
Operating profit in 2017 was positively impacted by a $17.4 million impairment recovery related to our Government Services business, a $10.9 million lower self-insurance adjustment related to prior year claims, a reduction in restructuring and related expenses, and procurement and organizational savings from our 2020 Vision initiatives. Operating profit in 2017 was unfavorably impacted by $24.2 million of transaction expenses related to the GCA acquisition.

•
Operating profit in 2016 was negatively impacted by insurance expense of $49.6 million, consisting of a $32.9 million unfavorable self-insurance adjustment related to prior year claims and $16.7 million of higher insurance expense due to an increase in the rate used to record our insurance reserves during 2016. Operating profit was also unfavorably impacted by $29.0 million of 2020 Vision restructuring and related charges and a $22.5 million impairment charge for the Government Services business, consisting of both goodwill and long-lived asset charges. Operating profit in 2016 was favorably impacted by approximately $22 million in savings from our 2020 Vision initiatives.

•	Operating profit in 2015 was negatively impacted by a $35.9 million unfavorable self-insurance adjustment related to prior year claims.
(3) Loss from discontinued operations in 2017 included $120.0 million of settlements related to the Augustus and Karapetyan cases associated with the former Security business. Income from discontinued operations for 2015 reflected the $14.4 million after-tax gain on the sale of the Security business.
(4) Cash paid for income taxes was lower by approximately $10 million for both 2017 and 2016 and $20 million during 2015 due to cash tax savings related to coverage provided by IFM Assurance Company, our wholly-owned captive insurance company. During 2014, cash paid for income taxes increased as certain tax assets were substantially utilized.
(5) Trade accounts receivable, net of allowances, increased by $118.1 million on September 1, 2017 as a result of the GCA acquisition.
(6) Goodwill increased by $933.9 million on September 1, 2017 as a result of the GCA acquisition and by $53.8 million on December 1, 2015 due to the acquisition of Westway Services Holdings (2014) Ltd. (“Westway”).
(7) Other intangible assets, net of accumulated amortization, increased by $349.0 million on September 1, 2017 as a result of the GCA acquisition.
(8) On September 1, 2017, we refinanced and replaced our existing $800.0 million credit facility with a new secured $1.7 billion credit facility, which we used to partially fund the GCA acquisition. During 2015, we used the cash proceeds from the sale of the Security business to pay down a portion of our line of credit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (“Financial Statements”). This MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1. of this Form 10-K under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. In addition, we have revised our prior period segment information to reflect ABM’s reorganization and a related reclassification of certain Corporate expenses. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general and administrative expenses. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31.
Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day.
2020 Vision
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves three phases: During Phase 1, which we completed on November 1, 2016, we realigned our organization; in Phase 2, which is continuing today, we are focused on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based, go-to-market service model.
Phase 1 Industry Realignment
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group:
Phase 2 Developments
Consistent Excellence
During 2017, we conducted a thorough evaluation of our field operations across the country to identify best practices (The “ABM Way”) in account planning, labor management, manager development, and safety and risk management. As a result of this site-by-site review, we began to codify best practices, and throughout our company we are piloting ABM Way procedures, including initiating team cleaning and instituting a daily moment of safety. We also continue to make investments in technology platforms to help drive and sustain our 2020 Vision strategy.

Cost Optimization
We are migrating more of our back office functions to our Enterprise Services Center in Sugar Land, Texas and are continuing to consolidate our procurement activities. Our procurement initiatives resulted in savings of $10.0 million during 2017.
Talent Development
One of the key underpinnings of our 2020 Vision is the investment in people and the development of key personnel. Our Talent Development Group has improved front line leadership training initiatives, began the centralization of talent acquisition for staff and management, and completed a full talent assessment program identifying emerging leaders throughout the Company. By prioritizing these initiatives, we believe we are building a stronger organization that will enable us to be a leader in industry-based facility solutions.
2018 and Beyond
We will continue to roll out The ABM Way procedures we began to identify in 2017. In addition, we are in the process of creating a standardized sales culture, focusing on driving long term, profitable sales and effective cross-selling processes. We expect The ABM Way and our new sales organization will build the foundation upon which we can profitably deliver leading industry-based facility solutions.
Developments and Trends
GCA Services Group
On September 1, 2017, we acquired GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities, for approximately $1.3 billion, consisting of $839.9 million in cash and approximately 9.4 million shares of ABM common stock with a fair value of $421.3 million at closing, which amounts exclude shares withheld for taxes.
We expect this acquisition to be transformative and to accelerate our 2020 Vision as GCA’s client-centric goals and philosophies align closely with those of ABM. As a result of this acquisition, the revenue within our Education industry group is expected to increase from $250 million to approximately $850 million annually. We also estimate a $500 million increase in annual revenue within our other industry groups, including Business & Industry and High Tech. We further anticipate opportunities to cross-sell the services of our Technical Solutions business to GCA’s existing educational base. We expect this acquisition will strengthen all of our industry groups and, in particular, position our Education industry group as a leader in this market segment.
Due to the timing of the acquisition and integration of GCA’s standalone operations into our industry groups, GCA was separately managed and reported in 2017. Among other changes, once we integrate GCA into our industry group model in 2018, we anticipate our Education industry group will become a reportable segment. We also expect to present a new Technology & Manufacturing reportable segment, that will combine our High Tech industry group and the legacy GCA and ABM Industrial & Manufacturing (“I&M”) businesses. ABM’s legacy I&M business was included in the B&I segment.
We anticipate cost synergies relating to the GCA acquisition of approximately $20–$30 million annually within two years. In connection with the acquisition, we expect to incur one-time transaction and integration related expenses of approximately $70 million, which includes approximately $19 million of financing costs that are being amortized over the term of the new credit facility. We will also incur higher interest expense as a result of an increased level of debt and higher amortization expense.

Government Services Business
In connection with the held-for-sale classification of the Government Services business in 2016, we wrote down goodwill and long-lived assets of this business by $22.5 million to reflect our best estimate of fair value less costs to sell, using all information available at that time. During the second quarter of 2017, we received an offer from a strategic buyer to purchase this business for approximately $35.0 million, which was higher than our previous estimate of fair value less costs to sell. As a result, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. On May 31, 2017, we sold this business for $35.5 million.
Legal
On July 6, 2017, ABM Security Services, Inc., a wholly-owned subsidiary of ABM Industries Incorporated, entered into a Class Action Settlement and Release to settle the Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, on a class-wide basis for $110.0 million, as approved by the Superior Court of California, Los Angeles County. The first payment of $55.0 million was made on July 19, 2017, and the second payment of $55.0 million, plus an additional payment of $4.8 million for payroll taxes, was made on August 29, 2017, both of which were funded from operating cash flows and borrowings under our credit facility.
In connection with Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al. (the “Karapetyan case”), we entered into a Class Action Settlement and Release with plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case on a class-wide basis for $5.0 million. The United States District Court for the Central District of California granted final approval of the settlement on September 7, 2017. The full settlement payment in the amount of $5.0 million, plus an additional $0.2 million in payroll taxes, was made on October 13, 2017.
As these settlements were related to the former Security business, the amounts are reflected in discontinued operations throughout this MD&A. These settlements are tax deductible and will result in an estimated $50 million in cash tax savings, the majority of which we expect to receive in 2018.
Insurance
During 2017, we performed actuarial studies of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2016 and ending April 30, 2017 for all policy years in which open claims existed. Based on the results of these studies, which included analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with claims incurred but not reported (“IBNR Claims”) for years prior to 2017 by $22.0 million during 2017. This adjustment was $10.9 million lower than the total adjustment related to prior year claims of $32.9 million in 2016.
2020 Vision Restructuring and Related Costs
In connection with the execution of our 2020 Vision, we originally anticipated total pre-tax restructuring and related charges would range from $45 million to $60 million. Additional costs were incurred, mainly related to additional use of external advisors for initial pricing and furthering of procurement efforts to enhance and support our 2020 Vision initiatives. As a result, our total pre-tax restructuring and related charges were slightly higher than the range we originally estimated. We do not expect to incur significant 2020 Vision restructuring and related expenses in the future.

(in millions)	Year Ended October 31, 2017	Cumulative
External Support Fees	$12.1	$28.0
Employee Severance	0.5	13.8
Other Project Fees	5.7	10.4
Lease Exit	2.6	5.7
Asset Impairment	—	4.7
Total	$20.9	$62.5

United States Tax Reform
The Tax Cuts and Jobs Act of 2017 was approved by Congress on December 20, 2017, and as of the filing of this report, it is awaiting signature by President Donald J. Trump. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This change may result in a U.S. tax liability on those earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated. The majority of the provisions will have an impact on ABM beginning in fiscal years 2018 and 2019. We are in the process of analyzing the final legislation and determining an estimate of the financial impact.
Key Financial Highlights

•	Revenues increased by $308.9 million, or 6.0%, during 2017, as compared to 2016. Organic revenue increased 2.0%.

•
Operating profit increased by $47.2 million, or 86.2%, during 2017, as compared to 2016. The increase in operating profit is primarily attributable to the impairment recovery related to our Government Services business, a lower self-insurance adjustment, a reduction in restructuring and related expenses, and procurement and organizational savings from our 2020 Vision initiatives. This increase was partially offset by a contract termination within our Aviation business and $24.2 million of transaction expenses related to the GCA acquisition.

•	Net cash provided by operating activities of continuing operations was $101.7 million during 2017.

•	Dividends of $39.5 million were paid to shareholders, and dividends totaling $0.680 per common share were declared during 2017.

•
At October 31, 2017, total outstanding borrowings under our credit facility were $1.2 billion, and we had up to $350.8 million of borrowing capacity under our line of credit, subject to covenant restrictions that may limit the amount we can borrow.

Results of Operations
The Year Ended October 31, 2017 Compared with the Year Ended October 31, 2016
Consolidated

	Years Ended October 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$5,453.6	$5,144.7	$308.9	6.0%
Operating expenses	4,881.2	4,603.4	277.8	6.0%
Gross margin	10.5%	10.5%	—
Selling, general and administrative expenses	436.6	410.1	26.5	6.5%
Restructuring and related expenses	20.9	29.0	(8.1)	(28.1)%
Amortization of intangible assets	31.6	25.0	6.6	26.5%
Impairment (recovery) loss	(18.5)	22.5	(41.0)	NM*
Operating profit	101.9	54.7	47.2	86.2%
Income from unconsolidated affiliates, net	4.2	7.6	(3.4)	(44.6)%
Interest expense	(19.2)	(10.4)	(8.8)	(84.3)%
Income from continuing operations before income taxes	86.9	51.9	35.0	67.3%
Income tax (provision) benefit	(8.8)	10.4	(19.2)	NM*
Income from continuing operations	78.1	62.3	15.8	25.3%
Loss from discontinued operations, net of taxes	(74.3)	(5.1)	(69.2)	NM*
Net income	3.8	57.2	(53.4)	(93.3)%
Other comprehensive income (loss)
Foreign currency translation	9.7	(26.3)	36.0	NM*
Other, net of taxes	1.6	(0.2)	1.8	NM*
Comprehensive income	$15.2	$30.7	$(15.5)	(50.5)%

* Not meaningful
Revenues
Revenues increased by $308.9 million, or 6.0%, during 2017, as compared to 2016. The increase in revenues was primarily attributable to $208.1 million of incremental revenues from acquisitions, including GCA, and organic growth of $121.0 million in Aviation and $38.5 million in Business & Industry (“B&I”). This increase was partially offset by the sale of our Government Services business on May 31, 2017, the loss of certain contracts in our Emerging Industries Group, and the completion of a large energy savings performance contract (“ESPC”).
Operating Expenses
Operating expenses increased by $277.8 million, or 6.0%, during 2017, as compared to 2016. Gross margin remained flat at 10.5% in 2017 and 2016. Gross margin was positively impacted by a lower self-insurance adjustment related to prior year claims and savings from our 2020 Vision initiatives. However, gross margin was negatively impacted by a contract termination within our Aviation business and the loss of a multi-location janitorial account in our Emerging Industries Group.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $26.5 million, or 6.5%, during 2017, as compared to 2016. The increase in selling, general and administrative expenses was primarily related to:

•	$24.2 million of transaction expenses related to the GCA acquisition;

•	an $8.1 million increase in costs associated with 2020 Vision technology investments;

•
$5.8 million of higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives, which was reduced by a reversal of certain expenses related to incentive plans;

•	$4.1 million of incremental selling, general and administrative expenses related to the GCA acquisition; and

•	a $2.3 million increase in legal expenses.
This increase was partially offset by:

•	an $8.8 million reduction in bad debt expense primarily associated with the absence of specific reserves for certain client receivables that were recorded in 2016;

•	a $3.2 million reimbursement during 2017 of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture;

•	a $2.7 million decrease in sales tax reserve compared with the sales tax reserve in 2016; and

•	organizational savings from our 2020 Vision initiatives.
Restructuring and Related Expenses
Restructuring and related costs decreased by $8.1 million, or 28.1%, during 2017, as compared to 2016, as a result of the completion of our 2020 Vision organizational realignment and related employee severance in 2016.
Impairment Recovery
On May 31, 2017, we sold our Government Services business for $35.5 million. Based on the initial offer of $35.0 million received during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets. In connection with the sale, we recorded a pre-tax gain of approximately $1.2 million, which is reflected as part of impairment (recovery) loss in the results of operations table above.
Interest Expense
Interest expense increased by $8.8 million, or 84.3%, during 2017, as compared to 2016, primarily related to increased borrowings and higher relative interest rates under our new credit facility to fund the GCA acquisition.
Income Taxes
During 2017, we had an income tax provision of $8.8 million, compared with an income tax benefit of $10.4 million in the prior year. In 2017 we benefited from $17.8 million related to expiring statutes of limitations for an uncertain tax position, compared with $20.8 million in 2016. The 2017 period also benefited from $3.6 million of excess tax benefits related to the vesting of share-based compensation awards and $1.9 million of tax credits for energy efficient government buildings, compared with $2.2 million and $1.2 million in 2016, respectively. Additionally, in 2016 we benefited from Work Opportunity Tax Credits (“WOTC”) of $5.1 million from the retroactive reinstatement of the WOTC for calendar year 2015. Both periods benefited from in-year WOTC.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes was $74.3 million during 2017 related to a legal reserve established in connection with the Augustus and Karapetyan settlement agreements. Refer to “Developments and Trends—Legal,” above, for additional details.
Foreign Currency Translation
During 2017 we recognized as a component of our comprehensive income a foreign currency translation gain of $9.7 million compared with a loss of $26.3 million during 2016. This change was related to the U.S. Dollar (“USD”) weakening against the Great Britain Pound (“GBP”) during 2017. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Our reportable segments consist of B&I, Aviation, Emerging Industries Group, Technical Solutions, and the newly acquired GCA Services. As the Government Services business has been sold and is no longer part of our ongoing operations, we have excluded a discussion of its 2017 results in this report. We have also excluded a discussion of the GCA Services segment based on the timing of the acquisition.
Financial Information for Each Reportable Segment

	Years Ended October 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues
Business & Industry	$2,992.5	$2,949.1	$43.4	1.5%
Aviation	988.1	851.8	136.3	16.0%
Emerging Industries Group	777.1	801.9	(24.8)	(3.1)%
Technical Solutions	439.6	425.3	14.3	3.4%
GCA Services	169.7	—	169.7	NM*
Government Services	86.5	116.7	(30.2)	(25.8)%
	$5,453.6	$5,144.7	$308.9	6.0%
Operating profit (loss)
Business & Industry	$154.0	$135.4	$18.6	13.7%
Operating profit margin	5.1%	4.6%	56 bps
Aviation	28.8	27.7	1.1	3.8%
Operating profit margin	2.9%	3.3%	(34) bps
Emerging Industries Group	45.9	61.0	(15.1)	(24.9)%
Operating profit margin	5.9%	7.6%	(171) bps
Technical Solutions	39.0	28.9	10.1	34.8%
Operating profit margin	8.9%	6.8%	207 bps
GCA Services	3.4	—	3.4	NM*
Operating profit margin	2.0%	NM*	NM*
Government Services	21.8	(23.4)	45.2	NM*
Operating profit (loss) margin	25.2%	(20.1)%	NM*
Corporate	(185.0)	(167.2)	(17.8)	(10.7)%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(4.1)	(6.5)	2.4	37.3%
Adjustment for tax credits for energy efficient government buildings, included in Technical Solutions	(1.9)	(1.2)	(0.7)	(52.9)%
	$101.9	$54.7	$47.2	86.2%

* Not meaningful

Business & Industry
	Years Ended October 31,
($ in millions)	2017	2016	Increase
Revenues	$2,992.5	$2,949.1	$43.4	1.5%
Operating profit	154.0	135.4	18.6	13.7%
Operating profit margin	5.1%	4.6%	56 bps
B&I revenues increased by $43.4 million, or 1.5%, during 2017, as compared to 2016. The increase was primarily attributable to new janitorial business, including new contract wins in the U.K. and additional tag revenue, as well as expansion of existing facility services accounts. Management reimbursement revenues for this segment totaled $234.2 million and $227.8 million during 2017 and 2016, respectively.
Operating profit increased by $18.6 million, or 13.7%, during 2017, as compared to 2016. Operating profit margin increased by 56 bps to 5.1% in 2017 from 4.6% in 2016. The increase in operating profit margin was primarily associated with higher margin revenues, cost control savings from our 2020 Vision initiatives, and lower legal settlement costs. This increase was partially offset by reserves recorded for multiemployer union benefit obligations from previous years and by lower profit margins associated with certain leased location arrangements.

Aviation
	Years Ended October 31,
($ in millions)	2017	2016	Increase / (Decrease)
Revenues	$988.1	$851.8	$136.3	16.0%
Operating profit	28.8	27.7	1.1	3.8%
Operating profit margin	2.9%	3.3%	(34) bps
Aviation revenues increased by $136.3 million, or 16.0%, during 2017, as compared to 2016. The increase was primarily attributable to organic growth in parking, transportation, passenger services, cabin cleaning, and facility services. Management reimbursement revenues for this segment totaled $80.4 million and $78.2 million during 2017 and 2016, respectively.
Operating profit increased by $1.1 million, or 3.8%, during 2017, as compared to 2016. Operating profit margin decreased by 34 bps to 2.9% in 2017 from 3.3% in 2016. The decrease in operating profit margin was primarily attributable to a contract termination during 2017 and operational issues in certain geographic markets. This decrease was partially offset by lower allocated costs from our 2020 Vision initiatives and the absence of both a penalty imposed by a regulatory agency and a specific reserve established for a client receivable in 2016.

Emerging Industries Group
	Years Ended October 31,
($ in millions)	2017	2016	Decrease
Revenues	$777.1	$801.9	$(24.8)	(3.1)%
Operating profit	45.9	61.0	(15.1)	(24.9)%
Operating profit margin	5.9%	7.6%	(171) bps
Emerging Industries Group revenues decreased by $24.8 million, or 3.1%, during 2017, as compared to 2016. The decrease was primarily related to the losses of certain High Tech and Education facility services accounts. The decrease in revenues for this segment was partially offset by net new janitorial business in the Healthcare and Education industry groups.
Operating profit decreased by $15.1 million, or 24.9%, during 2017, as compared to 2016. Operating profit margin decreased by 171 bps to 5.9% in 2017 from 7.6% in 2016. The decrease in operating profit margin was primarily attributable to lower contribution margin from certain High Tech contracts, including the loss of a multi-location janitorial account, higher allocated costs from our 2020 Vision initiatives, and reserves recorded for multiemployer union benefit obligations from previous years.

Technical Solutions
	Years Ended October 31,
($ in millions)	2017	2016	Increase
Revenues	$439.6	$425.3	$14.3	3.4%
Operating profit	39.0	28.9	10.1	34.8%
Operating profit margin	8.9%	6.8%	207 bps
Technical Solutions revenues increased by $14.3 million, or 3.4%, during 2017, as compared to 2016. The increase was primarily attributable to incremental revenues from acquisitions of $18.1 million and higher project revenues, partially offset by the completion of a large ESPC project.
Operating profit increased by $10.1 million, or 34.8%, during 2017, as compared to 2016. Operating profit margin increased by 207 bps to 8.9% in 2017 from 6.8% in 2016. The increase in operating profit margin was primarily attributable to the completion of a relatively lower margin ESPC project that started in 2016, the management of our selling, general and administrative expenses, a reduction in bad debt, and higher operational tax credits for energy efficient government building projects.

Corporate
	Years Ended October 31,
($ in millions)	2017	2016	Increase
Corporate expenses	$185.0	$167.2	$17.8	10.7%
Corporate expenses increased by $17.8 million, or 10.7%, during 2017, as compared to 2016. The increase in corporate expenses was primarily related to:

•	$24.2 million of transaction expenses related to the GCA acquisition;

•	an $8.1 million increase in costs associated with 2020 Vision technology investments;

•	a $5.8 million increase in other costs to support our 2020 Vision initiatives;

•	a $5.1 million increase in legal settlement costs, including a settlement relating to a case alleging certain minimum wage violations; and

•	a $2.3 increase in legal expenses.
This increase was partially offset by:

•	a $10.9 million decrease in self-insurance expense related to prior year claims as a result of an actuarial evaluation completed during 2017;

•	a $7.8 million decrease in restructuring and related costs as a result of the completion of our 2020 Vision organizational realignment;

•	the absence of a $5.2 million specific reserve established during 2016 for a portion of a client receivable that is the subject of ongoing litigation;

•	a $3.2 million reimbursement during 2017 of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture; and

•	a $1.9 million decrease in sales tax reserve.

The Year Ended October 31, 2016 Compared with the Year Ended October 31, 2015
Consolidated

	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$5,144.7	$4,897.8	$246.9	5.0%
Expenses
Operating expenses	4,603.4	4,392.3	211.1	4.8%
Gross margin	10.5%	10.3%	20 bps
Selling, general and administrative expenses	410.1	395.0	15.1	3.8%
Restructuring and related expenses	29.0	12.7	16.3	NM*
Amortization of intangible assets	25.0	24.2	0.8	3.1%
Impairment loss	22.5	—	22.5	100.0%
Operating profit	54.7	73.6	(18.9)	(25.6)%
Income from unconsolidated affiliates, net	7.6	9.0	(1.4)	(15.2)%
Interest expense	(10.4)	(10.2)	(0.2)	(2.3)%
Income from continuing operations before income taxes	51.9	72.4	(20.5)	(28.3)%
Income tax benefit (provision)	10.4	(18.3)	28.7	NM*
Income from continuing operations	62.3	54.1	8.2	15.2%
(Loss) income from discontinued operations, net of taxes	(5.1)	22.2	(27.3)	NM*
Net income	57.2	76.3	(19.1)	(25.0)%
Other comprehensive loss
Foreign currency translation	(26.3)	(2.2)	(24.1)	NM*
Other, net of taxes	(0.2)	(0.1)	(0.1)	89.1%
Comprehensive income	$30.7	$74.0	$(43.3)	(58.5)%

*Not meaningful
Revenues
Revenues increased by $246.9 million, or 5.0%, during 2016, as compared to 2015. The increase in revenues was attributable to organic growth in Aviation, B&I, Technical Solutions, and Emerging Industries Group and to $101.9 million of incremental revenues from acquisitions. This increase was partially offset by the completion of certain Government Services contracts.
Operating Expenses
Operating expenses increased by $211.1 million, or 4.8%, during 2016, as compared to 2015. Gross margin increased by 20 bps to 10.5% in 2016 from 10.3% in 2015. The increase in gross margin was primarily attributable to higher revenue contribution from our Technical Solutions business and savings from our 2020 Vision initiatives and the related timing of open positions. This increase was partially offset by higher insurance expense due to an increase in the rate used to record our insurance reserves and one more working day during 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.1 million, or 3.8%, during 2016, as compared to 2015. The increase in selling, general and administrative expenses was primarily related to:

•	$12.9 million of incremental selling, general and administrative expenses related to acquisitions;

•	a $10.1 million increase in bad debt expense primarily associated with specific reserves established for client receivables;

•	$3.9 million higher outside services costs as a result of our 2020 Vision initiatives; and

•	a $3.3 million increase in sales tax reserve for certain sales tax audits.

The increase was partially offset by:

•	the absence of $4.6 million in severance expense related to the departures of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	$4.0 million lower compensation and related expenses primarily related to savings from our 2020 Vision; and

•	a $2.4 million decrease in legal fees and settlement costs.
Restructuring and Related Expenses
Restructuring and related costs increased by $16.3 million during 2016, as compared to 2015, in connection with our 2020 Vision.
Impairment Loss
We recognized a $22.5 million impairment loss during 2016 associated with the Government Services business.
Income Taxes
Our income taxes for 2016 were favorably impacted by a benefit of $20.8 million related to expiring statutes of limitations for an uncertain tax position, $6.7 million of WOTC related to new hires in 2016, $5.1 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, $2.2 million of excess tax benefits related to the vesting of share-based compensation awards, and $1.2 million of tax credits for energy efficient government buildings.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes was $5.1 million in 2016, a deterioration of $27.3 million, as compared to income from discontinued operations, net of taxes of $22.2 million during 2015. We sold our Security business in 2015 and recognized a corresponding gain on the sale. The loss in 2016 was associated with costs related to this disposed business.
Foreign Currency Translation
During 2016 we recognized as a component of our comprehensive income a foreign currency translation loss of $26.3 million compared with a loss of $2.2 million during 2015. This change was related to the GBP weakening against the USD. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues
Business & Industry	$2,949.1	$2,890.3	$58.8	2.0%
Aviation	851.8	790.0	61.8	7.8%
Emerging Industries Group	801.9	777.0	24.9	3.2%
Technical Solutions	425.3	296.9	128.4	43.3%
Government Services	116.7	143.7	(27.0)	(18.8)%
	$5,144.7	$4,897.8	$246.9	5.0%
Operating profit (loss)
Business & Industry	$135.4	$145.5	$(10.1)	(6.9)%
Operating profit margin	4.6%	5.0%	(44) bps
Aviation	27.7	28.8	(1.1)	(3.8)%
Operating profit margin	3.3%	3.7%	(39) bps
Emerging Industries Group	61.0	50.4	10.6	21.1%
Operating profit margin	7.6%	6.5%	112 bps
Technical Solutions	28.9	17.7	11.2	63.8%
Operating profit margin	6.8%	5.9%	85 bps
Government Services	(23.4)	2.9	(26.3)	NM*
Operating profit margin	(20.1)%	2.0%	NM*
Corporate	(167.2)	(160.7)	(6.5)	(4.1)%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(6.5)	(9.0)	2.5	(28.2)%
Adjustment for tax credits for energy efficient government buildings, included in Technical Solutions	(1.2)	(2.0)	0.8	(38.2)%
	$54.7	$73.6	$(18.9)	(25.6)%
*Not meaningful

Business & Industry
	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$2,949.1	$2,890.3	$58.8	2.0%
Operating profit	135.4	145.5	(10.1)	(6.9)%
Operating profit margin	4.6%	5.0%	(44) bps
Business & Industry revenues increased by $58.8 million, or 2.0%, during 2016, as compared to 2015. The increase was primarily attributable to the expansion of existing janitorial accounts, including additional tag revenue. Management reimbursement revenues for this segment totaled $227.8 million and $216.6 million during 2016 and 2015, respectively.
Operating profit decreased by $10.1 million, or 6.9%, during 2016, as compared to 2015. Operating profit margin decreased by 44 bps to 4.6% in 2016 from 5.0% in 2015. The decrease in operating profit margin was primarily attributable to higher insurance expense, lower profit margins associated with certain leased location arrangements, one more working day during 2016, and the absence of a gain from a property sale. This decrease was partially offset by savings from our 2020 Vision initiatives and the related timing of open positions.

Aviation
	Years Ended October 31,
($ in millions)	2016	2015	Increase / (Decrease)
Revenues	$851.8	$790.0	$61.8	7.8%
Operating profit	27.7	28.8	(1.1)	(3.8)%
Operating profit margin	3.3%	3.7%	(39) bps
Aviation revenues increased by $61.8 million, or 7.8%, during 2016, as compared to 2015. The increase was primarily attributable to organic growth in parking, cabin cleaning, and passenger services. Management reimbursement revenues for this segment totaled $78.2 million and $71.7 million during 2016 and 2015, respectively.
Operating profit decreased by $1.1 million, or 3.8%, during 2016, as compared to 2015. Operating profit margin decreased by 39 bps to 3.3% in 2016 from 3.7% in 2015. The decrease in operating profit margin was primarily attributable to higher insurance expense and a penalty imposed by a regulatory agency. Also negatively impacting operating profit margin was the operations in one region of a large multi-regional contract during the three months ended January 31, 2016. Through corrective steps, we improved the profitability of this contract within the impacted region. This decrease in operating profit margin was partially offset by lower amortization expense of intangible assets.

Emerging Industries Group
	Years Ended October 31,
($ in millions)	2016	2015	Increase
Revenues	$801.9	$777.0	$24.9	3.2%
Operating profit	61.0	50.4	10.6	21.1%
Operating profit margin	7.6%	6.5%	112 bps
Emerging Industries Group revenues increased by $24.9 million, or 3.2%, during 2016, as compared to 2015. The increase was primarily related to net new Education and High Tech business, partially offset by the completion of certain Healthcare contracts.
Operating profit increased by $10.6 million, or 21.1%, during 2016, as compared to 2015. Operating profit margin increased by 112 bps to 7.6% in 2016 from 6.5% in 2015. This increase in operating profit margin was primarily attributable to improved margins on existing Healthcare contracts, higher contribution margin from certain High Tech accounts, and savings from our 2020 Vision initiatives and the related timing of open positions. This increase was partially offset by higher insurance expense and one more working day during 2016.

Technical Solutions
	Years Ended October 31,
($ in millions)	2016	2015	Increase
Revenues	$425.3	$296.9	$128.4	43.3%
Operating profit	28.9	17.7	11.2	63.8%
Operating profit margin	6.8%	5.9%	85 bps
Technical Solutions revenues increased by $128.4 million, or 43.3%, during 2016, as compared to 2015. The increase was primarily attributable to incremental revenues from acquisitions of $97.0 million and a large ESPC project.
Operating profit increased by $11.2 million, or 63.8% during 2016, as compared to 2015. Operating profit margin increased by 85 bps to 6.8% in 2016 from 5.8% in 2015. The increase in operating profit margin was attributable to savings from our 2020 Vision initiatives.

Government Services
	Years Ended October 31,
($ in millions)	2016	2015	Decrease
Revenues	$116.7	$143.7	$(27.0)	(18.8)%
Operating (loss) profit	(23.4)	2.9	(26.3)	NM*
Operating profit margin	(20.1)%	2.0%	NM*
*Not meaningful
Revenues from our Government Services segment decreased by $27.0 million, or 18.8%, during 2016, as compared to 2015. The decrease was primarily attributable to the completion of certain healthcare projects.
Operating loss was $23.4 million during 2016, a decrease of $26.3 million, as compared to operating profit of $2.9 million during 2015. The decrease in operating profit was primarily attributable to the $22.5 million impairment charge associated with the held-for-sale classification.

Corporate
	Years Ended October 31,
($ in millions)	2016	2015	Increase
Corporate expenses	$167.2	$160.7	$6.5	4.1%
Corporate expenses increased by $6.5 million, or 4.1%, during 2016, as compared to 2015. The increase in corporate expenses was primarily related to:

•	a $16.9 million increase in restructuring and related costs, net of the reversal of share-based compensation expense, in connection with our 2020 Vision initiatives;

•	a $5.2 million increase in bad debt expense related to a specific reserve established for a client receivable that is the subject of ongoing litigation;

•
a $3.4 million increase in compensation and related expenses primarily due to the impact of annual salary increases and the absence of a bonus reversal related to certain incentive plans in the prior year;

•	a $3.3 million increase in sales tax reserve for certain sales tax audits; and

•	$1.7 million higher outside services costs incurred as a result of our 2020 Vision.
This increase was partially offset by:

•	a $4.7 million decrease in legal fees and settlement costs;

•	the absence of $4.6 million in severance expense related to the departures of our former CEO and CFO;

•	a $4.3 million year-over-year decrease in medical and dental expense as a result of actuarial evaluations completed in the three months ended April 30, 2016;

•	$4.1 million in savings from our 2020 Vision; and

•	a $3.0 million year-over-year decrease in self-insurance expense related to prior year claims as a result of actuarial evaluations completed in 2016.

Liquidity and Capital Resources
Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, and integration costs related to the GCA acquisition. We anticipate long-term cash uses will also include strategic acquisitions and share repurchases.
We believe that our operating cash flows and borrowing capacity under our credit facility are sufficient to fund our cash requirements for the next twelve months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
On a long-term basis, we will continue to rely on our credit facility for any long-term funding not provided by operating cash flows. In addition, we anticipate that future cash generated from operations will be augmented by working capital improvements driven by our 2020 Vision, such as the management of costs through consolidated procurement.
IFM Assurance Company (“IFM”) is a wholly-owned captive insurance company that we formed in 2015. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. We had accelerated cash tax savings related to coverage provided by IFM of approximately $10 million in both 2017 and 2016 and approximately $20 million in 2015. We project accelerated cash tax savings for 2018 to be approximately $10 million.
Credit Facility
On September 1, 2017, we refinanced and replaced our existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, scheduled to mature on September 1, 2022. The line of credit reduces to $800.0 million after one year. Borrowings under the Credit Facility were used to finance, in part, the cash portion of the purchase price related to the GCA acquisition, refinance certain existing indebtedness of ABM, and pay transaction costs.
At October 31, 2017, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $1.2 billion and $146.4 million, respectively. At October 31, 2017, we had up to $350.8 million of borrowing capacity under the Credit Facility, however covenant restrictions limited our borrowing capacity to $282.0 million.
Our ability to draw down available capacity under the Credit Facility is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.75 to 1.0 that steps down to 3.50 to 1.0 by July 2020 and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At October 31, 2017, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. As a result, we do not anticipate remitting such earnings to the United States and have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States. We believe that our cash on hand in the United States, along with our Credit Facility and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.

Proceeds from Federal Energy Savings Performance Contracts
As part of our Technical Solutions business, we enter into ESPCs with the federal government pursuant to which we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards. Proceeds from ESPC projects are generally received in advance of construction through agreements to sell the ESPC receivables to unaffiliated third parties. We use the advances from the third parties under these agreements to finance the projects, which are recorded as cash flows from financing activities. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows.
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
Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At October 31, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program. We do not anticipate additional repurchases in the near future.
Repurchase Activity

	Years Ended October 31,
(in millions, except per share amounts)	2017	2016	2015
Total number of shares purchased	0.2	1.4	1.0
Average price paid per share	$40.07	$33.48	$30.72
Total cash paid for share repurchases	$7.9	$46.6	$31.4

Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $101.7 million during 2017. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Years Ended October 31,
(in millions)	2017	2016	2015
Net cash provided by operating activities of continuing operations	$101.7	$110.5	$145.5
Net cash (used in) provided by operating activities of discontinued operations	(96.1)	(27.0)	0.9
Net cash provided by operating activities	5.6	83.5	146.4

Net cash used in investing activities of continuing operations	(871.8)	(131.7)	(40.5)
Net cash (used in) provided by investing activities of discontinued operations	—	(3.1)	130.9
Net cash (used in) provided by investing activities	(871.8)	(134.8)	90.4

Net cash provided by (used in) financing activities	874.0	52.6	(216.9)
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $8.8 million during 2017, as compared to 2016. The decrease was primarily related to the timing of client receivable collections and income taxes payable, but was partially offset by the timing of vendor payments.
Net cash provided by operating activities of continuing operations decreased by $35.0 million during 2016, as compared to 2015. The decrease was primarily related to the timing of ESPC projects and trade receivable collections, as well as the timing of vendor payments. This decrease was partially offset by the timing of tax payments.
Operating Activities of Discontinued Operations
Net cash used in operating activities of discontinued operations increased by $69.1 million during 2017, as compared to 2016. This increase was primarily attributable to the payment of $120.0 million to settle the Augustus and Karapetyan cases, compared to the $20.0 million in taxes paid related to the sale of the Security business in 2016.
Net cash used in operating activities of discontinued operations increased by $27.9 million during 2016, as compared to 2015. This increase was primarily attributable to $20.0 million in taxes paid related to the sale of the Security business in 2016.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations increased by $740.1 million during 2017, as compared to 2016. The increase was primarily related to a $757.6 million year-over-year increase in cash paid, net of cash acquired, for acquisitions, largely due to the GCA acquisition.
Net cash used in investing activities of continuing operations increased by $91.2 million during 2016, as compared to 2015. The increase was primarily related to a $76.8 million year-over-year increase in cash paid, net of cash acquired, for acquisitions.

Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations decreased by $3.1 million during 2017, as compared to 2016. The decrease was related to the absence of the final working capital adjustment from the sale of the Security business.
Net cash used in investing activities of discontinued operations was $3.1 million in 2016, a decrease of $134.0 million, as compared to net cash provided by investing activities of discontinued operations of $130.9 million during 2015. We sold our Security business in 2015 and recognized $131.0 million of cash proceeds from the sale. The cash used in 2016 was associated with the payment of $3.1 million in settlement of the final working capital adjustment from the sale.
Financing Activities
Net cash provided by financing activities increased by $821.4 million during 2017, as compared to 2016. The increase was primarily related to higher net borrowings of $812.6 million associated with greater financing activity in the fourth quarter of 2017 to fund the GCA acquisition and $38.7 million in lower common stock repurchases. This increase was offset by $18.7 million of deferred financing costs paid on the new credit facility and $15.8 million of lower proceeds from ESPC projects during 2017.
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
Dividends
On December 13, 2017, we announced a quarterly cash dividend of $0.175 per share on our common stock, payable on February 5, 2018. We declared a quarterly cash dividend on our common stock every quarter during 2017, 2016, and 2015. We paid total annual dividends of $39.5 million, $36.9 million, and $36.0 million during 2017, 2016, and 2015, respectively.

Contractual Obligations

(in millions)	Commitments Due By Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Borrowings under term loan(1)	$800.0	$20.0	$100.0	$680.0	$—
Borrowings under line of credit(1)	391.2	—	—	391.2	—
Fixed interest related to interest rate swaps(2)	44.4	9.5	18.9	16.0	—
Operating leases and other similar commitments(3)	319.0	79.7	89.0	65.5	84.8
Capital leases(3)	12.6	3.1	6.1	3.0	0.3
Information technology service agreements(4)	26.4	11.8	11.6	3.0	—
Benefit obligations(5)	31.3	7.6	5.4	4.7	13.7
Total	$1,624.8	$131.8	$231.0	$1,163.4	$98.8
(1) Borrowings under our term loan and line of credit are presented at face value.
(2) Our estimates of future interest payments are calculated based on our hedged borrowings under our Credit Facility, using the fixed rates under our interest rate swap agreements for the applicable notional amounts. See Note 12, “Credit Facility,” in the Financial Statements for additional disclosure related to our interest rate swaps. We exclude interest payments on our remaining borrowings from this table because the cash outlay for the interest is unknown. The interest payments on the borrowings under the Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time.
(3) Reflects our contractual obligations to make future payments under non-cancelable operating leases, capital lease agreements, and other similar commitments for various facilities, vehicles, and other equipment.
(4) Reflects our contractual obligations to make future payments for outsourced services and licensing costs pursuant to our information technology agreements.
(5) Reflects future expected payments relating to our defined benefit, postretirement, and deferred compensation plans. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2017.
In addition to our company sponsored plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2017, 2016, and 2015, contributions made to these plans were $316.4 million, $290.4 million, and $282.1 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. As the amount of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the above table. See Note 13, “Employee Benefit Plans,” in the Financial Statements for more information.
At October 31, 2017, our total liability for unrecognized tax benefits was $16.3 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

    We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2017, these letters of credit and surety bonds totaled $146.4 million and $486.2 million, respectively. Included in the total amount of surety bonds is $2.5 million of bonds with an effective date starting after October 31, 2017. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

A 10% change in our allowance for doubtful accounts would have affected net income by approximately $1.5 million for 2017.

Customer Relationships

When we acquire a company, we determine the fair value on the acquisition date of assets acquired and liabilities assumed.

We anticipate that for most acquisitions we will exercise significant judgment in estimating the fair value of intangible assets.

In a typical acquisition, customer relationships are our most significant definite-lived intangible asset. In valuing these relationships, we engage a third-party valuation expert to fair value these assets using a version of the income approach known as the “excess earnings method.”

This method uses a discounted cash flow approach that is derived from historical information, future revenue and operating profit margins, contributory asset charges, and the selection of an appropriate discount rate.

We consider this approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income.

The customer attrition rate and expected revenue growth are two significant estimates used to derive the projected revenues and profitability in the customer relationships valuation. Both of these estimates are influenced by many factors, including historical financial information, estimated retention rates, and management's expectations for future customer growth as a combined company.

Another estimate that impacts the valuation is the contributory charge for the acquired workforce, which involves management assumptions based on historical experience, including interview time and new hire productivity.

The estimated life is determined by calculating the number of years necessary to obtain 90% of the value of the discounted cash flows of the relationships and is directly tied to the accuracy of the above assumptions.

We have not made any changes in the accounting methodology used to determine the fair value of customer relationships during the last three years.

If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the values of the identifiable intangible assets, we could record material impairment losses.

With other assumptions held constant, a 10% increase in the calculated fair value of the GCA customer relationships would increase the annual amortization expense by $4.2 million in 2018.

See the “Amortization and Impairment of Long-Lived Assets” critical accounting policy for information about impairment evaluations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Amortization and Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment and amortizable intangible assets.

We estimate the depreciable lives of our long-lived assets. For depreciable fixed assets, these depreciable lives are based on our accounting policy, which is intended to mirror the expected useful life of the asset.

In determining the estimated useful life of amortizable intangible assets, such as customer relationships, we consider historical and projected revenues and related customer attrition rates, as well as historical experience and industry norms as a benchmark.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to: higher than expected attrition for customer relationships; a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, such as when we classify a business as held for sale; a significant adverse change in the extent or manner in which we use a long-lived asset; or a change in its physical condition.

When one of these occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, we calculate an impairment loss. The impairment loss calculation compares the fair value, which is based on projected discounted cash flows, to the carrying value. We record an impairment loss if the carrying value exceeds the fair value.

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

Additionally, we have not made any changes to the estimated useful lives of our long-lived assets during the last three years.

If actual results are not consistent with the estimates and assumptions we used to calculate estimated future cash flows for impairment evaluations, we may be exposed to future impairment losses that could be material or subsequent impairment recoveries, leading to income statement volatility.

During 2016, when we classified our Government Services business as held for sale, we were required to measure that business at the lower of its carrying value or fair value less estimated costs to sell. As a result of significant underperformance relative to expected operating results, we determined the fair value of this business was less than the carrying amount, which resulted in the recognition of a long-lived asset impairment charge of $15.3 million in 2016.

During the second quarter of 2017, we received an offer from a strategic buyer to purchase this business for approximately $35.0 million, which was higher than our estimate of fair value less costs to sell. As a result, we recorded an $11.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. We completed the sale for $35.5 million, therefore we did not recognize a material gain on sale.

See the “Impairment of Goodwill” critical accounting policy, below, for details about the Government Services goodwill impairment charge and subsequent recovery.

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

We test the carrying value of goodwill for impairment at a “reporting unit” level by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but it is limited to the carrying value of the reporting unit’s goodwill.

We estimate the fair value of each reporting unit using a combination of the income approach and the market approach.

The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value are calculated for each reporting unit and then discounted to present value using an appropriate discount rate.

In making these estimates, the weighted average cost of capital is utilized to calculate the present value of future cash flows and terminal value. Many variables go into estimating future cash flows, including our future sales growth and operating results. When estimating our projected revenue growth and future operating results, we consider industry trends, economic data, and our competitive advantage.

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

We have not made any changes in the accounting methodology used to evaluate impairment of goodwill during the last three years, other than early adopting Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In addition, on November 1, 2016, we reorganized our reportable segments and goodwill reporting units to reflect how we now manage our business by industry group.

At October 31, 2017, we had $1,864.2 million of goodwill. Our goodwill is included in the following segments:

$473.3 million — B&I

$124.2 million — Aviation

$152.8 million — Emerging Industries Group

$180.0 million — Technical Solutions

$933.9 — Newly acquired GCA Services

A goodwill impairment analysis was performed for each of our reporting units on both November 1, 2016 and August 1, 2017. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, we concluded there were no indicators of impairment. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

An impairment analysis was performed for our Government Services business when it was classified as held for sale at October 31, 2016, resulting in an impairment charge of $6.0 million, based upon the estimated fair value of the business at the time of the assessment. As described in the "Amortization and Impairment of Long-Lived-Assets" critical accounting policy, above, during the second quarter of 2017 we received an offer from a strategic buyer to purchase this business for an amount in excess of our original estimate of fair value less costs to sell. In accordance with the held-for-sale accounting guidance, we recorded a full impairment recovery of the aforementioned $6.0 million goodwill impairment in 2017.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Insurance Reserves

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks.

Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both claims filed and IBNR Claims.

With the assistance of third-party actuaries, we periodically review our estimate of ultimate losses for IBNR Claims and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by our third-party claims administrators.

The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate.

We compare actual trends to expected trends and monitor claims developments.

The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, including IBNR Claims.

We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.

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

After analyzing the recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR Claims for prior years by $22.0 million, $32.9 million, and $35.9 million during 2017, 2016, and 2015, respectively.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $25.1 million for 2017.

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

Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal.

Transaction-Price
These are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served or aircrafts cleaned).

Hourly
These arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided.
Management Reimbursement
Under these parking arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations.

For our service contracts, the determination of the sales allowance contains uncertainties because it requires our management to make assumptions and apply judgment about the amount and timing of indeterminable billing errors and disputes.

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

For contracts where the percentage-of-completion method is used to recognize revenue, if actual costs differ from our assumptions, the amount of revenue and the related gross profit recognized will also fluctuate. As revenue earned under these types of contracts represent a small portion of our total revenue, any revisions to our estimated costs would not have a significant impact on our revenue or operating profit.

A 10% change in our sales allowance would have affected net income by approximately $0.5 million for 2017.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition (continued)

Leased Location
Under these parking arrangements, we generally pay to the property owner a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers. We retain all revenues and we are responsible for most operating expenses incurred.

Allowance
Under these parking arrangements, we are paid a fixed or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.
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

Franchise
We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
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
Income Taxes

Our provision for income taxes is estimated for the tax jurisdictions where we operate. This process involves estimating actual current tax expense together with assessing temporary differences between financial reporting and tax reporting. These differences result in deferred tax assets and liabilities, which are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $3 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Credit Facility. At October 31, 2017, we had total outstanding borrowings of $1.2 billion. To limit exposure to upward movements in interest rates, we entered into interest rate swap agreements to fix the interest rates on a substantial portion of our outstanding borrowings. At October 31, 2017, we had interest rate swaps with an underlying notional amount of $105.0 million and a fixed interest rate of 1.05%. In connection with our new Credit Facility, we entered into three additional forward-starting interest rate swap agreements that became effective in November 2017 with an underlying aggregate notional amount of $500.0 million and fixed interest rates of 1.65% and 1.69%.
Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2017, as well as the new swaps effective in November 2017, a 100 basis point increase in LIBOR would decrease our future earnings and cash flows by $6.5 million. For 2016, our market risk exposure related to interest rate fluctuations was $1.3 million. As actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2017, the fair value of our interest rate swap agreements was an asset of $2.9 million.
Foreign Currency Exchange Rate Risk
We are primarily exposed to the impact of foreign exchange rate risk through our U.K. operations where the functional currency is the GBP. As we intend to remain permanently invested in these foreign operations, we do not utilize hedging instruments to mitigate foreign currency exchange risks. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ABM Industries Incorporated:
We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (“the Company”) as of October 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2017. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. We also have audited the Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABM Industries Incorporated and subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ABM Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Mechanical Solutions, Inc. (“MSI”) on December 1, 2016, OFJ Connections Ltd (“OFJ”) on December 1, 2016, and GCA Holding Corp., the indirect parent company of GCA Services Group (“GCA”) on September 1, 2017. Management excluded these three businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. MSI, OFJ, and GCA represented approximately 5% of the Company’s total consolidated assets (excluding goodwill and intangibles which are included within the scope of the assessment) and 4% of total consolidated revenues, as of and for the year ended October 31, 2017. Our audit of internal control over financial reporting of ABM Industries Incorporated and subsidiaries also excluded an evaluation of the internal control over financial reporting of MSI, OFJ, and GCA.

/s/ KPMG LLP

New York, New York
December 22, 2017

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$62.8	$53.5
Trade accounts receivable, net of allowances of $25.5 and $15.9 at October 31, 2017 and 2016, respectively	1,038.1	803.7
Prepaid expenses	101.8	68.0
Other current assets	32.8	30.0
Assets held for sale	—	36.1
Total current assets	1,235.5	991.3
Other investments	17.6	17.4
Property, plant and equipment, net of accumulated depreciation of $136.4 and $163.4 at October 31, 2017 and 2016, respectively	143.1	81.8
Other intangible assets, net of accumulated amortization of $189.1 and $157.0 at October 31, 2017 and 2016, respectively	430.1	103.8
Goodwill	1,864.2	912.8
Deferred income taxes, net	—	37.4
Other noncurrent assets	122.1	134.3
Total assets	$3,812.6	$2,278.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$16.9	$—
Trade accounts payable	230.8	174.3
Accrued compensation	159.9	130.7
Accrued taxes—other than income	52.5	40.6
Insurance claims	112.5	92.2
Income taxes payable	13.4	6.3
Other accrued liabilities	171.8	135.9
Liabilities held for sale	—	16.8
Total current liabilities	757.8	596.8
Long-term debt, net	1,161.3	268.3
Deferred income tax liability, net	57.3	3.5
Noncurrent insurance claims	382.9	331.6
Other noncurrent liabilities	61.3	71.2
Noncurrent income taxes payable	16.3	33.4
Total liabilities	2,436.9	1,304.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 65,502,568 and 55,599,322 shares issued and outstanding at October 31, 2017 and 2016, respectively	0.7	0.6
Additional paid-in capital	675.2	248.6
Accumulated other comprehensive loss, net of taxes	(20.3)	(31.6)
Retained earnings	720.1	756.4
Total stockholders’ equity	1,375.7	974.0
Total liabilities and stockholders’ equity	$3,812.6	$2,278.8
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
(in millions, except per share amounts)	2017	2016	2015
Revenues	$5,453.6	$5,144.7	$4,897.8
Operating expenses	4,881.2	4,603.4	4,392.3
Selling, general and administrative expenses	436.6	410.1	395.0
Restructuring and related expenses	20.9	29.0	12.7
Amortization of intangible assets	31.6	25.0	24.2
Impairment (recovery) loss	(18.5)	22.5	—
Operating profit	101.9	54.7	73.6
Income from unconsolidated affiliates, net	4.2	7.6	9.0
Interest expense	(19.2)	(10.4)	(10.2)
Income from continuing operations before income taxes	86.9	51.9	72.4
Income tax (provision) benefit	(8.8)	10.4	(18.3)
Income from continuing operations	78.1	62.3	54.1
(Loss) income from discontinued operations, net of taxes	(74.3)	(5.1)	22.2
Net income	3.8	57.2	76.3
Other comprehensive income (loss)
Foreign currency translation	9.7	(26.3)	(2.2)
Other, net of taxes	1.6	(0.2)	(0.1)
Comprehensive income	$15.2	$30.7	$74.0
Net income per common share — Basic
Income from continuing operations	$1.35	$1.11	$0.95
(Loss) income from discontinued operations	(1.29)	(0.09)	0.40
Net income	$0.07	$1.02	$1.35
Net income per common share — Diluted
Income from continuing operations	$1.34	$1.09	$0.94
(Loss) income from discontinued operations	(1.27)	(0.09)	0.39
Net income	$0.07	$1.01	$1.33
Weighted-average common and common equivalent shares outstanding
Basic	57.7	56.3	56.7
Diluted	58.3	56.9	57.4
Dividends declared per common share	$0.680	$0.660	$0.640
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2017		2016		2015
(in millions)	Shares	Amount	Shares	Amount	Shares		Amount
Common Stock
Balance, beginning of year	55.6	$0.6	56.1	$0.6	55.7		$0.6
Stock issued in GCA Services acquisition, net of shares withheld for taxes	9.4	0.1	—	—	—		—
Stock issued under employee stock purchase and share-based compensation plans	0.7	—	0.9	—	1.4		—
Repurchase of common stock	(0.2)	—	(1.4)	—	(1.0)		—
Balance, end of year	65.5	0.7	55.6	0.6	56.1		0.6
Additional Paid-in Capital
Balance, beginning of year		248.6		275.5			274.1
Stock issued in GCA Services acquisition, net of shares withheld for taxes		421.2		—		—	—
(Taxes withheld) stock issued under employee stock purchase and share-based compensation plans (including incremental tax benefit for 2015), net		(0.1)		5.7			18.3
Share-based compensation expense		13.3		14.0			14.5
Repurchase of common stock		(7.9)		(46.6)			(31.4)
Balance, end of year		675.2		248.6			275.5
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(31.6)		(5.1)			(2.8)
Other comprehensive income (loss)		11.3		(26.5)			(2.3)
Balance, end of year		(20.3)		(31.6)			(5.1)
Retained Earnings
Balance, beginning of year		756.4		736.5			696.9
Net income		3.8		57.2			76.3
Dividends
Common stock		(39.5)		(36.9)			(36.0)
Stock issued under share-based compensation plans		(0.6)		(0.4)			(0.7)
Balance, end of year		720.1		756.4			736.5
Total Stockholders’ Equity		$1,375.7		$974.0			$1,007.5
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$3.8	$57.2	$76.3
Loss (income) from discontinued operations, net of taxes	74.3	5.1	(22.2)
Income from continuing operations	78.1	62.3	54.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	70.1	57.5	57.0
Impairment (recovery) loss	(18.5)	22.5	—
Deferred income taxes	(6.1)	(3.7)	8.1
Share-based compensation expense	13.3	14.0	14.2
Provision for bad debt	4.1	12.9	2.7
Discount accretion on insurance claims	0.2	0.3	0.3
Gain on sale of assets	(2.7)	(0.2)	(0.1)
Income from unconsolidated affiliates, net	(4.2)	(7.6)	(9.0)
Distributions from unconsolidated affiliates	5.7	8.2	6.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(115.7)	(80.9)	(55.9)
Prepaid expenses and other current assets	(6.4)	—	(1.4)
Other noncurrent assets	(7.6)	(29.5)	1.7
Trade accounts payable and other accrued liabilities	74.4	15.4	44.3
Insurance claims	33.5	33.6	37.4
Income taxes payable	(22.5)	0.5	(14.2)
Other noncurrent liabilities	6.0	5.2	(0.2)
Total adjustments	23.6	48.2	91.4
Net cash provided by operating activities of continuing operations	101.7	110.5	145.5
Net cash (used in) provided by operating activities of discontinued operations	(96.1)	(27.0)	0.9
Net cash provided by operating activities	5.6	83.5	146.4
Cash flows from investing activities
Additions to property, plant and equipment	(57.2)	(44.0)	(26.5)
Proceeds from sale of assets	4.0	3.3	5.3
Purchase of businesses, net of cash acquired	(853.6)	(96.0)	(19.2)
Proceeds from sale of business	35.5	—	—
Proceeds from redemption of auction rate security	—	5.0	—
Investments in unconsolidated affiliates	(0.4)	—	(0.1)
Net cash used in investing activities of continuing operations	(871.8)	(131.7)	(40.5)
Net cash (used in) provided by investing activities of discontinued operations	—	(3.1)	130.9
Net cash (used in) provided by investing activities	(871.8)	(134.8)	90.4
Cash flows from financing activities
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(0.7)	5.3	15.4
Incremental tax benefit from share-based compensation awards	—	—	2.3
Repurchases of common stock	(7.9)	(46.6)	(31.4)
Dividends paid	(39.5)	(36.9)	(36.0)
Deferred financing costs paid	(18.7)	(0.1)	(0.9)
Borrowings from credit facility	1,880.1	1,052.3	958.3
Repayment of borrowings from credit facility	(957.2)	(942.0)	(1,120.1)
Changes in book cash overdrafts	15.8	0.7	(7.3)
Financing of energy savings performance contracts	6.8	22.6	5.2
Repayment of capital lease obligations	(0.9)	(1.2)	(2.4)
Payment of contingent consideration	(3.8)	(1.5)	—
Net cash provided by (used in) financing activities	874.0	52.6	(216.9)
Effect of exchange rate changes on cash and cash equivalents	1.5	(3.3)	(1.1)
Net increase (decrease) in cash and cash equivalents	9.3	(2.0)	18.8
Cash and cash equivalents at beginning of year	53.5	55.5	36.7
Cash and cash equivalents at end of year	$62.8	$53.5	$55.5

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2017	2016	2015
Supplemental cash flow information
Cash paid for income taxes, net of refunds received	$11.8	$12.6	$23.7
Interest paid on credit facility	8.1	4.4	6.0

Non-cash investing and financing activities
Stock issued in GCA Services acquisition, net of shares withheld for taxes	$421.3	—	—
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions with a mission to make a difference, every person, every day. We are organized into five industry groups and one Technical Solutions segment:
Through these groups, we offer janitorial, facilities engineering, parking, and specialized mechanical and electrical technical solutions, on a standalone basis or in combination.
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
Government Services
At October 31, 2016, the assets and liabilities of the Government Services business were classified as held-for-sale. As described in Note 7, “Fair Value of Financial Instruments,” we measured the held-for-sale assets at fair value until sold. On May 31, 2017, we completed the sale of this business for $35.5 million and recorded a pre-tax gain of $1.2 million. The gain on sale is reflected in impairment (recovery) loss in the accompanying consolidated statements of comprehensive income. The reported results for this business are through the date of sale. Future results could include run-off costs associated with this former business.
Prior Year Reclassifications
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. We have revised our prior period segment information to reflect this reorganization and a related reclassification of certain Corporate expenses. See Note 18, “Segment and Geographic Information,” for further details. Concurrent with the reorganization, we recategorized certain expenses that were historically included in operating expenses to selling, general and administrative expenses. To conform to the new categorization, we reclassified operating expenses of $20.0 million and $17.7 million for 2016 and 2015, respectively, to selling, general and administrative expenses. In addition, based on the terms of the agreement to sell the Government Services business, we reclassified certain of the prior year amounts in the accompanying consolidated balance sheets and statements of cash flows from held-for-sale to held-and-used.
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
Trade Accounts Receivable
Trade accounts receivable arise from services provided to our clients and are usually due and payable on varying terms from receipt of the invoice to net ninety days, with the exception of certain Technical Solutions project receivables that may have longer collection periods. These receivables are recorded at the invoiced amount and normally do not bear interest. In addition, our trade accounts receivable include unbilled receivables that can include costs and estimated earnings in excess of billings on uncompleted contracts, as well as invoices for services that have been provided but are not yet billed.
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
Other Current Assets
At October 31, 2017 and 2016, other current assets primarily consisted of other receivables and short-term insurance recoverables.
Other Investments
At October 31, 2017 and 2016, other investments primarily consisted of investments in unconsolidated affiliates and investments in auction rate securities.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. At October 31, 2017 and 2016, our investments in unconsolidated affiliates were $9.3 million and $17.1 million, respectively. At October 31, 2016, a portion of these investments were classified as held for sale, as they related to our Government Services business. In connection with the held-for-sale classification, we recognized an impairment charge of $5.0 million to write down these investments to their estimated fair value in 2016, which we subsequently recovered in 2017. We did not recognize any impairment charges on these investments in 2017 or 2015.
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
We record each capital lease as an asset and an obligation at an amount that is equal to the present value of the minimum lease payments over the lease term.
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

Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, we calculate an impairment loss. The impairment loss calculation compares the fair value, which is based on projected discounted cash flows, to the carrying value. We record an impairment loss if the carrying value exceeds the fair value. In 2016, we classified the long-lived assets of our Government Services business as held for sale. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of the held-for-sale long-lived assets of the former Government Services business in 2016 and 2017.
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. We have elected to make the first day of our fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist.
We test the carrying value of goodwill for impairment at a “reporting unit” level. In 2017, we adopted Accounting Standards Update 2017-04, which allows us to test goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but it is limited to the carrying value of the reporting unit’s goodwill.
In 2016, in connection with the held-for-sale classification of the former Government Services business, we recognized a goodwill impairment charge of $6.0 million. In accordance with the held for sale accounting guidance, we subsequently recovered this amount when we received an offer from a strategic buyer in 2017. We did not recognize any goodwill impairment charges in 2017 or 2015.
Other Noncurrent Assets
At October 31, 2017 and 2016, other noncurrent assets primarily consisted of long-term insurance recoverables, insurance and other long-term deposits, deferred charges, prepayments to carriers for future insurance claims, and federal energy savings performance contract receivables.
Federal Energy Savings Performance Contract Receivables
As part of our Technical Solutions business, we enter into Energy Savings Performance Contracts (“ESPCs”) with the federal government pursuant to which we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards. ESPC receivables represent the amount to be paid by various federal government agencies for work we have satisfactorily performed under specific ESPCs. We assign certain of our rights to receive those payments to unaffiliated third parties that provide construction financing, which we record as a liability, for such contracts. This construction financing is recorded as cash flows from financing activities, while the use of the cash received under these arrangements to pay project costs is classified as operating cash flows. The ESPC receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government and upon satisfaction of true sale criteria, the assigned ESPC receivable from the government and corresponding ESPC liability are eliminated from our consolidated financial statements.
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
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Some non-financial assets are measured at fair value on a non-recurring basis only in certain circumstances, including the event of impairment. See Note 7, “Fair Value of Financial Instruments,” for the fair value hierarchy table and for details on how we measure fair value for our assets and liabilities.
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
Assets and Liabilities Held for Sale
Upon a business being classified as held for sale, we cease all depreciation and amortization related to the assets and record them at the lower of their carrying amount or fair value less estimated costs to sell. The assets and related liabilities of the business are separately presented on the consolidated balance sheets. We review all assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.
Insurance Reserves
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both claims filed and claims incurred but not reported (“IBNR Claims”).
With the assistance of third-party actuaries, we periodically review our estimate of ultimate losses for IBNR Claims and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, such as IBNR Claims. We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
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
Other Accrued Liabilities
At October 31, 2017 and 2016, other accrued liabilities primarily consisted of employee benefits, deferred revenue, legal fees and settlements, progress billings in excess of costs, dividends payable, interest, rent payable, severance, insurance claims, current capital leases, and other accrued expenses.
Other Noncurrent Liabilities
At October 31, 2017 and 2016, other noncurrent liabilities primarily consisted of deferred rent, retirement plan liabilities, deferred compensation, long-term capital leases, and ESPC liabilities.

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

Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal.

Transaction-Price	These are agreements in which the clients are billed for each transaction performed on a monthly basis (e.g., wheelchair passengers served or aircrafts cleaned).
Hourly	These arrangements are contracts in which the client is billed a set hourly rate for each labor hour provided.
Management Reimbursement
Under these parking arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations.

Leased Location
Under these parking arrangements, we generally pay to the property owner a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers. We retain all revenues and we are responsible for most operating expenses incurred.

Allowance	Under these parking arrangements, we are paid a fixed or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under these arrangements, we agree to develop, design, engineer, and construct a project and guarantee that the project will satisfy agreed-upon performance standards. We recognize revenue under certain of these contracts using the percentage-of-completion method of accounting, most often based on the cost-to-cost method, under which revenues are recognized as the work progresses.

Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
Management Reimbursement Revenue by Segment

	Years Ended October 31,
(in millions)	2017	2016	2015
Business & Industry	$234.2	$227.8	$216.6
Aviation	80.4	78.2	71.7
Emerging Industries Group	18.5	17.5	17.7
Total	$333.2	$323.4	$305.9

Restructuring and Related Expenses
Restructuring and related expenses include employee severance, lease exit costs, external support fees, and other costs. Our methodology to record these costs is described below:
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
Advertising
Advertising costs are expensed as incurred. During 2017, 2016, and 2015, advertising expense was $2.2 million, $2.1 million, and $2.8 million, respectively.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered. Deferred tax assets are reviewed for recoverability on a quarterly basis. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more likely than not that such asset will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our consolidated statements of comprehensive income.

3. RESTRUCTURING AND RELATED COSTS
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We do not expect to incur significant 2020 Vision restructuring and related expenses in the future. As described in Note 18, “Segment and Geographic Information,” we include restructuring and related costs within corporate expenses.
Rollforward of Restructuring and Related Liabilities

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit	Asset Impairment	Total
Balance, October 31, 2014	$—	$—	$—	$—	$—	$—
Costs recognized	4.6	4.7	0.8	—	2.6	12.7
Payments	(2.5)	(0.4)	(0.4)	—	—	(3.3)
Non-cash items	—	—	(0.2)	—	(2.6)	(2.8)
Balance, October 31, 2015	$2.1	$4.3	$0.2	$—	$—	$6.6
Costs recognized	11.3	8.6	3.9	3.2	2.1	29.0
Payments	(12.2)	(9.1)	(3.6)	(0.3)	—	(25.2)
Non-cash items	—	—	—	(0.4)	(2.1)	(2.5)
Balance, October 31, 2016	$1.2	$3.8	$0.5	$2.5	$—	$8.0
Costs recognized	12.1	0.5	5.7	2.6	—	20.9
Payments	(10.8)	(3.3)	(5.8)	(3.1)	—	(23.0)
Non-cash items	—	—	—	0.9	—	0.9
Balance, October 31, 2017	$2.5	$1.0	$0.4	$2.8	$—	$6.7
We have incurred cumulative 2020 Vision restructuring and related charges of $62.5 million, including external support fees of $28.0 million, employee severance costs of $13.8 million, other project fees of $10.4 million, lease exit costs of $5.7 million, and asset impairment costs of $4.7 million.

4. ACQUISITIONS
Acquisition of GCA Services Group during 2017
On September 1, 2017, we acquired all of the outstanding stock of GCA Holding Corp., the indirect parent company of GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities, for a purchase price of approximately $1.3 billion. As a result of the acquisition, we are now a leading facility solutions provider in the Education market. As of September 1, 2017, the operations of GCA are included in our GCA Services segment.
Consideration Transferred

(in millions, except per share data)
Shares of ABM common stock, net of shares withheld for taxes(1)	9.4
ABM common stock closing market price at acquisition date	$44.63
Fair value of ABM common stock at closing	421.3
Cash consideration	839.9
Total consideration transferred	$1,261.3
(1)Certain of these shares are subject to registration rights.
Preliminary Purchase Price Allocation
Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, consideration and purchase price allocations are subject to, among other items: working capital adjustments; further analysis of tax accounts, including deferred tax liabilities; and final valuation of identifiable intangible assets.

(in millions)
Cash and cash equivalents	$2.5
Trade accounts receivable(1)	118.1
Prepaid expenses and other current assets	10.3
Property, plant and equipment	41.4
Customer relationships(2)	340.0
Trade name(2)	9.0
Goodwill(3)	933.9
Other assets	4.2
Trade accounts payable	(9.1)
Insurance reserves	(35.5)
Income taxes payable	(16.5)
Accrued liabilities	(36.5)
Deferred income tax liability, net	(92.6)
Other liabilities	(8.1)
Net assets acquired	$1,261.3
(1) The gross amount of trade accounts receivable was $122.0 million, of which $3.9 million is expected to be uncollectible.
(2) The amortization periods for the acquired intangible assets are 15 years for customer contracts and 2 years for trade names.
(3)Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.

Pro Forma Financial Information
The following table presents our unaudited pro forma results for 2017 and 2016 as though the GCA acquisition occurred on November 1, 2015. The pro forma results include adjustments for the estimated amortization of intangible assets, interest expense, and the income tax impact of the pro forma adjustments at the statutory rate of 41%. These unaudited pro forma results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on November 1, 2015.

	Years Ended October 31,
(in millions)	2017	2016
Revenue	$6,293.0	$6,153.6
Net income (loss) from continuing operations	90.4	(0.6)
These unaudited pro forma results were adjusted to exclude $24.2 million of acquisition-related costs incurred during 2017, which are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
Other 2017 Acquisitions
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
2016 Acquisitions
Effective September 30, 2016, we acquired all of the outstanding stock of BRBIBR Limited, a company which held all of the outstanding shares of 8 Solutions Ltd. (“8 Solutions”), a provider of technical cleaning services to data centers in the United Kingdom and certain other locations, for a purchase price of $16.1 million. As of September 30, 2016, the operations of 8 Solutions are included in our Business & Industry segment, and 8 Solutions has been renamed “ABM Critical Solutions Limited.”
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
2015 Acquisition
Effective May 1, 2015, we acquired certain assets and assumed certain liabilities of CTS Services/Facility Support Services (“CTS”), a provider of HVAC services and energy solutions in government, commercial, and industrial buildings, for a purchase price of $18.8 million. The purchase price included contingent consideration of $3.8 million that was based on the expected achievement of certain pre-established revenue goals. During 2017 the revenue-related target was achieved, resulting in payment to the seller. As of May 1, 2015, the operations of CTS are included in our Technical Solutions segment.

Pro Forma and Other Financial Information
Except for GCA, we do not present pro forma and other financial information for our other acquisitions, as they are not considered material business combinations individually or on a combined basis.
5. DISCONTINUED OPERATIONS
On October 26, 2015, in connection with our 2020 Vision, we sold substantially all of the assets of our Security business to Universal Protection Service, L.P. for cash proceeds of $131.0 million, subject to a working capital adjustment. In connection with the sale, we recorded a $23.6 million gain, which was subsequently reduced by a $3.1 million working capital adjustment in 2016. Following the sale, we record all costs associated with this former business in discontinued operations. Such costs generally relate to litigation we retained and insurance reserves. In 2017, we incurred a net loss from discontinued operations of $74.3 million (a pretax loss of $123.7 million). As described in Note 14, “Commitments and Contingencies,” this loss primarily relates to the settlements of the Augustus and Karapetyan cases.
6. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2017	2016	2015
Income from continuing operations	$78.1	$62.3	$54.1
(Loss) income from discontinued operations, net of taxes	(74.3)	(5.1)	22.2
Net income	$3.8	$57.2	$76.3

Weighted-average common and common equivalent shares outstanding — Basic	57.7	56.3	56.7
Effect of dilutive securities
RSUs	0.3	0.3	0.3
Stock options	0.2	0.2	0.3
Performance shares	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	58.3	56.9	57.4

Net income per common share — Basic
Income from continuing operations	$1.35	$1.11	$0.95
(Loss) income from discontinued operations	(1.29)	(0.09)	0.40
Net income	$0.07	$1.02	$1.35

Net income per common share — Diluted
Income from continuing operations	$1.34	$1.09	$0.94
(Loss) income from discontinued operations	(1.27)	(0.09)	0.39
Net income	$0.07	$1.01	$1.33
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2017	2016	2015
Anti-dilutive	—	0.1	0.2

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2017	2016
Cash and cash equivalents(1)	1	$62.8	$53.5
Insurance deposits(2)	1	11.2	11.2
Assets held in funded deferred compensation plan(3)	1	4.6	4.9
Credit facility(4)	2	1,191.2	268.3
Interest rate swaps(5)	2	2.9	0.2
Investments in auction rate securities(6)	3	8.0	8.0
Contingent consideration liability(7)	3	0.9	3.8
(1) Cash and cash equivalents are stated at nominal value, which equals fair value.
(2) Represents restricted deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying consolidated balance sheets. See Note 11, “Insurance,” for further information.
(3) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying consolidated balance sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 13, “Employee Benefit Plans,” for further information.
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 12, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. These interest rate swaps are included in “Other noncurrent assets” on the accompanying consolidated balance sheets. See Note 12, “Credit Facility,” for further information.
(6) The fair value of investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs, including assumptions about the underlying collateral, credit risks associated with the issuer, credit enhancements associated with financial insurance guarantees, and the possibility of the security being re-financed by the issuer or having a successful auction. These amounts are included in “Other investments” on the accompanying consolidated balance sheets. See Note 8, “Auction Rate Securities,” for further information.
(7) Certain of our acquisitions involve the payment of contingent consideration. The fair value of these liabilities is based on the expected achievement of certain pre-established revenue goals. At October 31, 2016, we had one contingent consideration liability included in “Other accrued liabilities” on the accompanying consolidated balance sheets. During 2017 the revenue-related target for that acquisition was achieved, resulting in the payment of $3.8 million to the seller. In connection with the MSI acquisition, we recorded one new contingent consideration liability during 2017, which is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.
During 2017 and 2016, we had no transfers of assets or liabilities between any of the above hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
During 2016, we recorded impairment charges of $22.5 million, including both long-lived asset and goodwill impairment charges associated with the classification of the former Government Services business as held for sale. During the second quarter of 2017, we received an offer from a strategic buyer to purchase the Government Services business for approximately $35.0 million, which was higher than our previous estimate of fair value less costs to sell. As a result, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets to the valuation of the assets as implied by the agreed-upon sales price, less estimated costs to sell. The initial measurement of the impairment and subsequent recovery represented Level 3 inputs under the fair value hierarchy.

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
8. AUCTION RATE SECURITIES
At October 31, 2017 and 2016, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At October 31, 2017 and 2016, there were no unrealized gains or losses on our auction rate securities included in AOCL and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	October 31, 2017	October 31, 2016
Discount rates	L + 0.42% and L + 0.79%	L + 0.46% and L + 1.30%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
L – One Month LIBOR
9. PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment

	As of October 31,
(in millions)	2017	2016
Machinery and other equipment	$89.5	$74.5
Computer equipment and software	70.2	92.5
Transportation equipment	48.0	23.5
Leasehold improvements	47.1	33.2
Furniture and fixtures	13.6	11.3
Buildings	10.0	9.3
Land	1.2	0.9
	279.5	245.2
Less: Accumulated depreciation(1)	136.4	163.4
Total	$143.1	$81.8
(1)For 2017, 2016, and 2015, depreciation expense was $38.5 million, $32.6 million, and $32.8 million, respectively.

Capital Leases Included in Property, Plant and Equipment

	As of October 31,
(in millions)	2017	2016
Transportation equipment	$19.4	$6.6
Machinery and other equipment	0.3	1.0
Furniture and fixtures	0.2	0.5
Computer equipment and software	0.1	0.2
	20.0	8.2
Less: Accumulated depreciation	7.6	6.9
Total	$12.4	$1.3

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in millions)	Business & Industry	Aviation		Emerging Industries Group	Technical Solutions	GCA Services	Government Services	Total
Balance at October 31, 2015	$463.0	$119.5		$152.8	$126.1	$—	$6.0	$867.5
Acquisitions(1)	10.1	1.0	—	—	53.7	—	—	64.8
Foreign currency translation	(2.9)	(0.6)	—	—	(10.1)	—	—	(13.6)
Impairment loss	—	—		—	—	—	(6.0)	(6.0)
Balance at October 31, 2016	$470.2	$120.0		$152.8	$169.8	$—	$—	$912.8
Acquisitions(2)	0.9	3.8	—	—	6.4	933.9	—	945.0
Foreign currency translation	2.2	0.4	—	—	3.8	—	—	6.4
Balance at October 31, 2017	$473.3	$124.2		$152.8	$180.0	$933.9	$—	$1,864.2
(1) During 2016, goodwill primarily increased as a result of the acquisitions of Westway and 8 Solutions. See Note 4, “Acquisitions,” for additional information.
(2) During 2017, goodwill primarily increased as a result of the GCA acquisition. See Note 4, “Acquisitions,” for additional information.
Other Intangible Assets

	October 31, 2017			October 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$607.9	$(186.3)	$421.6	$258.6	$(155.1)	$103.5
Trademarks and trade names	10.8	(2.4)	8.4	1.8	(1.5)	0.2
Contract rights and other	0.5	(0.4)	0.1	0.5	(0.4)	0.1
Total(1)	$619.2	$(189.1)	$430.1	$260.9	$(157.0)	$103.8
(1) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 13 years.
Estimated Annual Amortization Expense For Each of the Next Five Years

(in millions)	2018	2019	2020	2021	2022
Estimated amortization expense(1)	$68.2	$61.3	$51.4	$45.2	$39.3
(1) These amounts could vary as acquisitions of additional intangible assets occur in the future and as purchase price allocations are finalized for existing acquisitions.

11. INSURANCE
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.4 million of exposure on a per-participant, per-year basis with respect to claims. As of September 1, 2017, GCA’s workers’ compensation, general liability, automobile liability, and other insurable risks are covered under the ABM insurance policies.
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. During each of 2017 and 2016, we performed both an annual actuarial evaluation and an actuarial review. As a result of these studies, we increased our reserves for claims related to prior periods by $22.0 million and $32.9 million during 2017 and 2016, respectively.
Insurance Reserve Adjustments
Actuarial Studies Performed During 2017
During 2017, we performed actuarial studies of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2016 and ending April 30, 2017 for all policy years in which open claims existed.
The actuarial studies indicated safety initiatives we have implemented have had a modest impact on our claim costs in the most recent years. However, there have been unfavorable developments in ultimate losses beyond our estimates for general liability and workers’ compensation claims related to prior years, as described below.
The actuarial studies indicated a decrease over the most recent years in the total number of reported claims related to our general liability program, particularly with respect to bodily injury claims, in addition to property damage claims. However, in prior year claims we experienced adverse developments that are largely attributable to adjustments related to certain bodily injury claims and to losses for property damage.
We are experiencing a reduced frequency of claims in our workers’ compensation program. However, due to increases in projected costs and severity of claims for a number of prior year claims in California and New York, we increased our estimate of ultimate losses for workers’ compensation. Statutory, regulatory, and legal developments have contributed to the increase in our estimated losses.
Based on the results of the actuarial studies performed during 2017, which included analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR Claims for years prior to 2017 by $22.0 million during 2017. This adjustment was $10.9 million lower than the total adjustment related to prior year claims of $32.9 million in 2016.

Actuarial Studies Performed During 2016
During 2016, our actuarial studies showed unfavorable developments in ultimate losses that we estimated for general liability, workers’ compensation, and automobile liability claims. These studies indicated our risk management programs were yielding improvements, however these improvements had a modest impact on prior years and the impact was not occurring at the pace originally forecasted by the actuaries. The average claim cost was also unfavorably impacted by increases in legal fees, medical costs, and other claim management expenses necessary to adjudicate the claims with dates of loss prior to 2016. As a result, we increased our reserves for known claims as well as our estimate of the loss amounts associated with IBNR Claims for years prior to 2016 by $32.9 million during 2016.
Insurance Related Balances and Activity

(in millions)	October 31, 2017	October 31, 2016
Insurance claim reserves excluding medical and dental	$485.6	$417.9
Medical and dental claim reserves	9.8	5.9
Insurance recoverables	73.1	69.7
At October 31, 2017 and 2016, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying consolidated balance sheets.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2017	2016	2015
Net balance at beginning of year	$348.2	$312.7	$277.8
Change in case reserves plus IBNR Claims — current year	112.2	104.5	88.7
Change in case reserves plus IBNR Claims — prior years	23.1	35.8	40.1
Claims paid	(105.2)	(104.8)	(93.9)
GCA Services acquisition	34.1	—	—
Net balance, October 31(1)	412.5	348.2	312.7
Recoverables	73.1	69.7	65.9
Gross balance, October 31	$485.6	$417.9	$378.6
(1) Includes reserves related to discontinued operations of approximately $10 million for 2017 and $12 million for both 2016 and 2015.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2017	2016
Standby letters of credit	$137.6	$118.3
Surety bonds	77.5	57.2
Restricted insurance deposits	11.2	11.2
Total	$226.3	$186.7

12. CREDIT FACILITY
New Credit Facility
On September 1, 2017, we refinanced and replaced our existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, scheduled to mature on September 1, 2022. The line of credit reduces to $800.0 million after one year. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions.
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At October 31, 2017, the weighted average interest rate on our outstanding borrowings was 3.49%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility contains certain covenants, including a maximum leverage ratio of 4.75 to 1.0, which steps down to 3.50 to 1.0 by July 2020, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. The availability of our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2017, we were in compliance with these covenants.
The Credit Facility also includes customary events of default, including failure to pay principal, interest, or fees when due, failure to comply with covenants, the occurrence of certain material judgments, or a change in control of the Company. If an event of default occurs, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Credit Facility and declare all amounts outstanding (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
Total deferred financing costs related to the Credit Facility were $18.7 million, consisting of $13.4 million related to the term loan and $5.2 million related to the line of credit, which are being amortized to interest expense over the term of the Credit Facility.

Credit Facility Information

(in millions)	October 31, 2017
Current portion of long-term debt
Gross term loan	$20.0
Less: unamortized deferred financing costs	(3.1)
Current portion of term loan	$16.9

Long-term debt
Gross term loan	$780.0
Less: unamortized deferred financing costs	(9.9)
Total noncurrent portion of term loan	770.1
Line of credit(1)(2)	391.2
Long-term debt	$1,161.3
(1)Standby letters of credit amounted to $146.4 million at October 31, 2017.
(2)At October 31, 2017, we had borrowing capacity of $350.8 million, however covenant restrictions limited our borrowing capacity to $282.0 million.
Term Loan Maturities

($ in millions)	2018	2019	2020	2021	2022	Total
Debt maturities	$20.0	$40.0	$60.0	$120.0	$560.0	$800.0
Principal repayment	2.5%	5.0%	7.5%	15.0%	70.0%
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Credit Facility. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement.
During 2016, we entered into three interest rate swap agreements with effective dates of April 7, 2016 and May 11, 2016, an underlying aggregate notional amount of $105.0 million, and a fixed interest rate of 1.05%. These swaps were designated and accounted for as cash flow hedges from inception and mature on April 7, 2021 and May 11, 2021. These interest rate swap agreements remain in effect with our new Credit Facility. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.
In connection with our Credit Facility, in September 2017 we entered into three additional forward-starting interest rate swap agreements that became effective in November 2017. These swaps have an underlying aggregate notional amount of $500.0 million, fixed interest rates of 1.65% and 1.69%, mature on September 1, 2022, and were designated and accounted for as cash flow hedges from inception.
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
At October 31, 2017 and 2016, the amounts recorded in AOCL were $1.7 million and $0.2 million, respectively, related to the interest rate swap agreements in effect on those dates. Additionally, at October 31, 2017, the amount expected to be reclassified from AOCL to earnings for those interest rate swap agreements during the next twelve months was insignificant.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded.
Information for the Plans

	As of October 31,
(in millions)	2017	2016
Net obligations	$7.5	$7.8
Projected benefit obligations	15.7	15.7
Fair value of assets	8.2	7.9
At October 31, 2017, approximately 47% of the Plan assets were invested in equities, 43% in fixed income, and 10% in cash. The expected return on assets was $0.4 million during 2017 and $0.5 million for each of 2016 and 2015. The aggregate net periodic benefit cost for all Plans was $0.2 million for each of 2017, 2016, and 2015. Future benefit payments in the aggregate are expected to be $13.8 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2017 and 2016, the total liability of all deferred compensation was $17.6 million and $19.1 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying consolidated balance sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2017 and 2016, the fair value of these assets was $4.6 million and $4.9 million, respectively, and was included in “Other noncurrent assets” on the accompanying consolidated balance sheets. Aggregate expense recognized under these deferred compensation plans was $0.4 million for each of 2017 and 2016 and $0.5 million for 2015.
Defined Contribution Plans
We sponsor four defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2017, 2016, and 2015, we made matching contributions required by the plans of $13.7 million, $11.7 million, and $12.1 million, respectively.
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

Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

(in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2017	2016	Pending/ Implemented	2017	2016	2015

Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2017	Red 6/30/2016	Implemented	20.1	17.0	14.2	No	12/31/2019
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2017	Green 1/31/2016	N/A*	10.7	11.0	11.2	N/A*	12/31/2017- 12/31/2020
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2016	Red 12/31/2015	Implemented	7.2	6.8	6.0	Yes	7/31/2020
Local 25 SEIU & Participating Employers Pension Trust	36-6486542/001	Green 9/30/2016	Green 9/30/2015	N/A*	6.0	6.2	6.0	N/A*	4/8/2018- 6/30/2018
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2016	Green 12/31/2015	N/A*	4.8	5.2	5.6	N/A*	2/28/2019- 7/31/2019
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2016	Green 12/31/2015	N/A*	3.5	0.9	1.0	N/A*	11/30/2018- 12/31/2021
Local 68 Engineers Union Pension Plan	51-0176618 / 001	Green 6/30/2016	Green 6/30/2015	N/A*	2.8	2.8	3.0	N/A*	2/28/2018- 8/31/2021
All Other Plans:					8.0	9.4	11.5
Total Contributions					$63.1	$59.3	$58.5

*	Not applicable
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
(5) Indicates whether our contribution rate in 2017 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement as imposed by a plan in the red zone.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500
(as of the Plan’s year end)
Arizona Sheet Metal Pension Trust Fund*	6/30/2016, 6/30/2015 and 6/30/2014
Building Service 32BJ Pension Fund	6/30/2016, 6/30/2015 and 6/30/2014
Building Service Pension Plan*	4/30/2016, 4/30/2015 and 4/30/2014
Contract Cleaners Service Employees’ Pension Plan*	12/31/2016, 12/31/2015 and 12/31/2014
IUOE Stationary Engineers Local 39 Pension Plan	12/31/2016 and 12/31/2014
Local 210’s Pension Plan*	12/31/2016, 12/31/2015 and12/31/2014
Local 25 SEIU & Participating Employers Pension Trust	9/30/2016, 9/30/2015 and 9/30/2014
Massachusetts Service Employees Pension Plan*	12/31/2016, 12/31/2015 and 12/31/2014
S.E.I.U. National Industry Pension Fund	12/31/2016, 12/31/2015 and 12/31/2014
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2016, 12/31/2015, and 12/31/2014
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund	12/31/2016, 12/31/2015 and 12/31/2014
Teamsters Local 617 Pension Fund*	2/28/2017, 2/29/2016 and 2/28/2015
Teamsters Local Union No. 727 Pension Plan*	2/28/2017 and 2/29/2016
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
There have been no significant changes that affect the comparability of total contributions for any of the periods presented.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2017, 2016, and 2015, our contributions to the defined contribution plans were $5.4 million, $6.6 million, and $6.8 million, respectively.
Multiemployer Other Postretirement Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2017, 2016, and 2015, our contributions to such plans were $247.9 million, $224.5 million, and $216.8 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

14. COMMITMENTS AND CONTINGENCIES
Lease and Other Similar Commitments
Future Minimum Payments

(in millions)	Capital	Operating and Other(1)
October 31, 2018	$3.1	$79.7
October 31, 2019	3.1	50.1
October 31, 2020	3.0	38.9
October 31, 2021	2.3	34.3
October 31, 2022	0.8	31.2
Thereafter	0.3	84.8
Total	$12.6	$319.0
(1) Includes total estimated sublease rental income of $20.6 million.
Rental and Other Expense

	Years Ended October 31,
(in millions)	2017	2016	2015
Minimum rental and other	$121.5	$118.0	$110.6
Contingent rental and other	34.3	31.3	28.0
Total	$155.8	$149.3	$138.6
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2017, these letters of credit and surety bonds totaled $146.4 million and $486.2 million, respectively. Included in the total amount of surety bonds is $2.5 million of bonds with an effective date starting after October 31, 2017.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2017 and 2016, total guarantees were $157.9 million and $66.3 million, respectively, and these guarantees extend through 2038 and 2034, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At October 31, 2017, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $16.2 million. This $16.2 million includes the accrual of $8.3 million in connection with the Hussein and Isse cases, each discussed below.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $3 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

The Consolidated Cases of Augustus, Hall, and Davis, et al. v. American Commercial Security Services, filed July 12, 2005, in the Superior Court of California, Los Angeles County (the “Augustus case”)
The Augustus case was a certified class action involving violations of certain California state laws relating to rest breaks. The case centered on whether requiring security guards to remain on call during rest breaks violated Section 226.7 of the California Labor Code. On July 31, 2012, the Superior Court of California, Los Angeles County (the “Superior Court”), entered summary judgment in favor of plaintiffs in the amount of approximately $89.7 million (the “common fund”). Subsequently, the Superior Court also awarded plaintiffs’ attorneys’ fees of approximately $4.5 million in addition to approximately 30% of the common fund. Under California law, post-judgment interest on a judgment accrues at a rate of 10% simple interest per year from the date the judgment is entered until it is satisfied. We appealed the Superior Court’s rulings to the Court of Appeals of the State of California, Second Appellate District (the “Appeals Court”). On December 31, 2014, the Appeals Court issued its opinion, reversing the judgment in favor of the plaintiffs and vacating the award of $89.7 million in damages and the attorneys’ fees award. The plaintiffs filed a petition for review with the California Supreme Court on March 4, 2015, and on April 29, 2015, the California Supreme Court granted the plaintiffs’ petition. On December 22, 2016, the California Supreme Court rendered its decision, holding that on-call and on-duty rest breaks are prohibited by California law, and reversed the Appeals Court judgment on this issue. The amount of post-judgment interest as of December 22, 2016 was approximately $41.2 million.
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
Karapetyan v. ABM Industries Incorporated and ABM Security Services, Inc., et al., filed on October 23, 2015, pending in the United States District Court for the Central District of California (the “Karapetyan case”)
The Karapetyan case was a putative class action in which the plaintiff sought to represent a class of security guards who worked during time periods subsequent to the class period in the Augustus case. The plaintiff alleged that ABM violated certain California state laws relating to meal and rest breaks and other wage and hour claims. On April 17, 2017, ABM Industries Incorporated, ABM Security Services, Inc., ABM Onsite Services, Inc., and ABM Onsite Services – West, Inc. entered into a Class Action Settlement and Release with plaintiff Vardan Karapetyan, on behalf of himself and the settlement class members, to settle the Karapetyan case on a class-wide basis for $5.0 million. The United States District Court for the Central District of California granted final approval of the settlement on September 7, 2017. The full settlement payment in the amount of $5.0 million, plus an additional $0.2 million in payroll taxes, was made on October 13, 2017.
The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case is a class action pending in San Francisco Superior Court that alleges we failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. The Court of Appeal of the State of California, First Appellate District (the “Court of Appeal”), heard oral arguments on November 7, 2017. On December 11, 2017, the Court of Appeal reversed the trial court’s order denying class certification and remanded the matter for certification of a meal period, travel expense reimbursement, and split shift class.

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”) and
Isse et al. v. Air Serv Corporation filed on February 7, 2017, pending in the Superior Court of Washington for King County (the “Isse” case)
The Hussein case was a certified class action involving a class of certain hourly Air Serv employees at Seattle-Tacoma International Airport in SeaTac, Washington. The plaintiffs alleged that Air Serv violated a minimum wage requirement in an ordinance applicable to certain employers in the local city of SeaTac (the “Ordinance”). Plaintiffs sought retroactive wages, double damages, interest, and attorneys’ fees. This matter was removed to federal court. In a separate lawsuit brought by Filo Foods, LLC, Alaska Airlines, and several other employers at SeaTac airport, the King County Superior Court issued a decision that invalidated the Ordinance as it applied to workers at SeaTac airport. Subsequently, the Washington Supreme Court reversed the Superior Court’s decision. On February 7, 2017, the Isse case was filed against Air Serv on behalf of 60 individual plaintiffs (who would otherwise be members of the Hussein class), who alleged failure to comply with both the minimum wage provision and the sick and safe time provision of the Ordinance. The Isse plaintiffs sought retroactive wages and sick benefits, double damages for wages and sick benefits, interest, and attorneys’ fees. The Isse case later expanded to approximately 220 individual plaintiffs.
In mediations on November 2 and 3, 2017, and without admitting liability in either matter, we agreed to settle the Hussein and Isse lawsuits for a combined total of $8.3 million, inclusive of damages, interest, attorneys’ fees, and employer payroll taxes. Eligible employees will be able to participate in either the Hussein or Isse settlements, but cannot recover in both settlements. The settlements in both cases will require court approval because of the nature of the claims being released. We are working with our clients to obtain partial or full reimbursement for the settlements.
15. PREFERRED AND COMMON STOCK
Preferred Stock
We are authorized to issue 500,000 shares of preferred stock. None of these preferred shares are issued.
Common Stock
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. At October 31, 2017, authorization for $134.1 million of repurchases remained under our share repurchase program. We do not anticipate additional repurchases in the near future.
Repurchase Activity

	Years Ended October 31,
(in millions, except per share amounts)	2017	2016	2015
Total number of shares purchased	0.2	1.4	1.0
Average price paid per share	$40.07	$33.48	$30.72
Total cash paid for share repurchases	$7.9	$46.6	$31.4

16. SHARE-BASED COMPENSATION PLANS
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
The 2006 Equity Plan was amended in March 2015 to increase the total shares of common stock authorized for issuance to 11,679,265. At October 31, 2017, there were 1,787,954 shares of common stock available for grant for future equity-based compensation awards under the plan. In addition, there are certain plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). The 2004 Employee Stock Purchase Plan was amended in March 2016 to increase the total shares of common stock authorized for issuance to 4,000,000. Effective May 1, 2006, the plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2017, there were 971,412 remaining unissued shares under the plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2017	2016	2015
RSUs	$7.2	$7.1	$6.9
Performance shares	6.1	6.7	6.5
Stock options	—	0.3	0.8
Share-based compensation expense before income taxes(1)	13.3	14.0	14.2
Income tax benefit	(5.4)	(6.0)	(5.9)
Share-based compensation expense, net of taxes	$7.9	$8.0	$8.3
(1)Includes share-based compensation expenses related to discontinued operations of $0.3 million for 2015.
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

RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2016	1.0	$28.83
Granted	0.4	41.79
Vested (including 0.1 shares withheld for income taxes)	(0.4)	26.45
Forfeited	(0.1)	31.29
Outstanding at October 31, 2017	0.9	$34.18
At October 31, 2017, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $21.0 million, which is expected to be recognized ratably over a weighted-average vesting period of 3.1 years. In 2017, 2016, and 2015, the weighted-average grant date fair value per share of awards granted was $41.79, $35.62, and $29.31, respectively. In 2017, 2016, and 2015, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $9.4 million, $7.2 million, and $9.4 million, respectively.
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
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2016	0.9	$29.28
Granted	0.2	39.21
Vested (including 0.1 shares withheld for income taxes)	(0.3)	27.41
Performance adjustments	—	28.06
Forfeited	(0.1)	31.74
Outstanding at October 31, 2017	0.8	$32.83
At October 31, 2017, total unrecognized compensation cost related to performance share awards was $11.5 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of 3 years.
In 2017, 2016, and 2015, the weighted-average grant date fair value per share of awards granted was $39.21, $28.99, and $29.82, respectively. In 2017, 2016, and 2015, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $7.0 million, $6.6 million, and $5.0 million.
In 2017, 2016 and 2015, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.

Monte Carlo Assumptions

	2017	2016	2015
Expected life(1)	2.14 years	2.13 years	2.15 years
Expected stock price volatility(2)	21.4%	19.0%	18.9%
Risk-free interest rate(3)	1.3%	0.8%	0.8%
Stock price(4)	$40.21	$38.65	$30.25
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
Stock Options
Typically, stock options vest and become exercisable at a rate of 25% per year beginning one year after the date of grant. However, terms of stock options can vary, and certain stock options granted on January 10, 2011 vested on the fifth anniversary of the award. During 2017, 2016, and 2015, no stock options were granted. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant. Options typically expire 7 years after the date of grant.
Stock Option Activity

	Number of Shares (in millions)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)(1)	Aggregate Intrinsic Value (in millions)(2)
Outstanding at October 31, 2016	0.4	$17.74
Forfeited or expired	—	25.30
Exercised	(0.1)	20.13
Outstanding at October 31, 2017	0.2	$16.29	2.0	$6.2
Exercisable at October 31, 2017	0.1	$18.49	2.0	$3.2
(1) Excludes contractual terms associated with plans prior to the 2006 Equity Plan due to the uncertainty of expiration.
(2) Amount by which the current market price of our common stock on October 31, 2017 exceeds the exercise price.
At October 31, 2017, we had no unrecognized compensation cost related to stock option grants. For 2017, 2016, and 2015, the total intrinsic value of stock options exercised was $2.6 million, $3.4 million, and $8.8 million, respectively. In 2017, 2016, and 2015, the total grant date fair value of stock options vested was $0.2 million, $1.7 million, and $2.1 million, respectively.
Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2017	2016	2015
Weighted average fair value of granted purchase rights per share	$2.11	$1.63	$1.51
Common stock issued	0.1	0.2	0.2
Fair value of common stock issued per share	$40.07	$30.94	$28.77
Aggregate purchases	$4.7	$4.7	$4.7

17. INCOME TAXES
Geographic Sources of Income From Continuing Operations Before Income Taxes

	Years Ended October 31,
(in millions)	2017	2016	2015
United States	$76.1	$45.1	$60.5
Foreign	10.8	6.8	11.9
Income from continuing operations before income taxes	$86.9	$51.9	$72.4
Components of Income Tax (Provision) Benefit

	Years Ended October 31,
(in millions)	2017	2016	2015
Current:
Federal	$(5.9)	$17.5	$(3.7)
State	(6.0)	(9.3)	(3.7)
Foreign	(3.0)	(1.5)	(2.8)
Deferred:
Federal	5.0	3.6	(7.9)
State	0.3	(0.5)	(0.3)
Foreign	0.8	0.6	0.1
Income tax (provision) benefit	$(8.8)	$10.4	$(18.3)
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate (Benefit)

	Years Ended October 31,
	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.5	7.8	6.5
Federal and state tax credits	(7.5)	(22.7)	(9.6)
Impact of foreign operations	(2.7)	(5.0)	(3.6)
Changes in uncertain tax positions	(19.7)	(40.0)	(5.2)
Incremental tax benefit from share-based compensation awards	(4.2)	(4.2)	—
Tax credits for energy efficient government buildings	(2.2)	(2.4)	(2.8)
Nondeductible expenses	5.7	7.7	3.8
Other, net	0.1	3.8	1.2
Annual effective tax rate (benefit)	10.1%	(20.0)%	25.3%
Our income taxes for 2017 were favorably impacted by a benefit of $17.8 million, including interest of $1.2 million, related to expiring statutes of limitations for an uncertain tax position. In addition, in 2017 we also benefited from $3.6 million of excess tax benefits related to the vesting of share-based compensation awards, $1.9 million of tax credits for energy efficient government buildings, and the 2017 WOTC.
Our income taxes for 2016 were favorably impacted by a benefit of $20.8 million, including interest of $0.6 million, related to expiring statutes of limitations for an uncertain tax position, $6.7 million of WOTC related to new hires in 2016, $5.1 million of WOTC from the retroactive reinstatement of the WOTC for calendar year 2015, $2.2 million of excess tax benefits related to the vesting of share-based compensation awards, and $1.2 million of tax credits for energy efficient government buildings.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2017	2016
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$124.4	$108.4
Deferred and other compensation	34.7	33.4
Impairment loss on assets held for sale	—	9.2
Accounts receivable allowances	8.9	6.6
Settlement liabilities	6.5	2.6
Other accruals	3.5	2.9
Other comprehensive income	0.4	1.5
State taxes	0.8	0.6
State net operating loss carryforwards	12.3	5.7
Federal net operating loss carryforwards	19.9	—
Tax credits	19.9	9.9
Unrecognized tax benefits	7.2	2.6
Other	3.1	3.1
Gross deferred tax assets	241.5	186.5
Valuation allowance	(7.7)	(5.4)
Total deferred tax assets	233.8	181.1

Deferred tax liabilities attributable to:
Property, plant and equipment	(5.9)	(2.2)
Goodwill and other acquired intangibles	(282.0)	(141.8)
Equity in earnings of foreign investments	(3.2)	(3.2)
Total deferred tax liabilities	(291.1)	(147.2)

Net deferred tax (liabilities) assets	$(57.3)	$33.9
Operating Loss Carryforwards and Tax Credits
State operating loss carryforwards totaling $208.4 million at October 31, 2017 are being carried forward in a number of state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire between 2018 and 2037. Federal operating loss carryforwards totaling $56.8 million are available to reduce future taxable income and will expire between 2037 and 2038. Federal and state tax credits totaling $25.1 million are available to reduce future cash taxes and will expire between 2021 and 2038, other than alternate minimum tax credits which do not expire.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining net deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Deferred Tax Asset Valuation Allowance

	Years Ended October 31,
(in millions)	2017	2016	2015
Valuation allowance at beginning of year	$5.4	$5.5	$6.2
GCA Services acquisition	4.1	—	—
Sale of Security business	—	—	(0.8)
Other, net	(1.8)	(0.1)	0.1
Valuation allowance at end of year	$7.7	$5.4	$5.5

Unrecognized Tax Benefits
At October 31, 2017, 2016, and 2015, there were $50.5 million, $52.0 million, and $75.6 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $12.2 million is reasonably possible over the next twelve months due to the resolution of certain tax matters. At October 31, 2017 and 2016, accrued interest and penalties were $1.9 million and $2.3 million, respectively. For interest and penalties we recognized a benefit of $0.5 million and $0.9 million in 2017 and 2016, respectively, and expense of $1.0 million in 2015.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2017	2016	2015
Balance at beginning of year	$57.2	$82.5	$85.5
Additions for tax positions related to the current year	—	—	2.1
Additions for tax positions related to prior years	16.4	—	0.1
Reductions for tax positions related to prior years	(0.1)	(3.2)	—
Reductions for lapse of statute of limitations	(19.7)	(21.9)	(5.2)
Settlements	(0.3)	(0.2)	—
Balance at end of year	$53.4	$57.2	$82.5
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States.
Tax Years Open for Examination, by Entity

Entity	Open by Statute
ABM state tax returns(1)	10/31/2013 – 10/31/2017
ABM federal tax returns	10/31/2014 – 10/31/2017
GCA state tax returns	12/31/2013 – 9/1/2017
GCA federal tax returns	12/31/2014 – 9/1/2017
(1) We are currently being examined by the taxing authorities in the states of Alabama, Arizona, California, Connecticut, Florida, Massachusetts, New Jersey, New York, and Tennessee.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. As a result, we do not anticipate remitting such earnings to the United States and have not provided for federal and state income taxes or foreign withholding taxes that may result if such earnings of our foreign subsidiaries are remitted to the United States.

18. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Effective November 1, 2016, we reorganized our reportable segments to reflect how we now manage our business by industry group. Our reportable segments consist of Business & Industry (“B&I”), Aviation, Emerging Industries Group, Technical Solutions, and the newly acquired GCA Services. Among other changes, once we integrate GCA into our industry group model in 2018, we anticipate our Education industry group will become a reportable segment. We also expect to present a new Technology & Manufacturing reportable segment, that will combine our High Tech industry group and the legacy GCA and ABM Industrial & Manufacturing (“I&M”) businesses. ABM’s legacy I&M business was included in the B&I segment. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to the former Government Services business.

ONGOING REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and industrial and manufacturing sites.

Aviation
Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering, air cabin maintenance, and transportation. Aviation also includes an investment in an unconsolidated affiliate that was previously part of our government business under our legacy Building & Energy Solutions segment.

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

GCA Services	GCA Services is a provider of integrated facility services to educational institutions and commercial facilities.
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include certain CEO and other finance and human resource departmental expenses, certain information technology costs, share-based compensation, certain legal costs and settlements, restructuring and related costs, certain adjustments resulting from actuarial developments of self-insurance reserves, and direct acquisition costs. Management does not review asset information by segment, therefore we do not present assets in this note.

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2017	2016	2015
Revenues
Business & Industry	$2,992.5	$2,949.1	$2,890.3
Aviation	988.1	851.8	790.0
Emerging Industries Group	777.1	801.9	777.0
Technical Solutions	439.6	425.3	296.9
GCA Services	169.7	—	—
Government Services	86.5	116.7	143.7
	$5,453.6	$5,144.7	$4,897.8
Operating profit (loss)
Business & Industry	$154.0	$135.4	$145.5
Aviation	28.8	27.7	28.8
Emerging Industries Group	45.9	61.0	50.4
Technical Solutions	39.0	28.9	17.7
GCA Services	3.4	—	—
Government Services	21.8	(23.4)	2.9
Corporate	(185.0)	(167.2)	(160.7)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(4.1)	(6.5)	(9.0)
Adjustment for tax credits for energy efficient government buildings, included in Technical Solutions	(1.9)	(1.2)	(2.0)
	101.9	54.7	73.6
Income from unconsolidated affiliates, net	4.2	7.6	9.0
Interest expense	(19.2)	(10.4)	(10.2)
Income from continuing operations before income taxes	$86.9	$51.9	$72.4

Depreciation and amortization(1)
Business & Industry	$17.1	$17.7	$18.1
Aviation	13.3	12.2	13.2
Emerging Industries Group	5.0	5.5	5.7
Technical Solutions	12.5	12.3	8.7
GCA Services	10.8	—	—
Government Services	—	1.6	1.8
Corporate	11.4	8.2	9.5
	$70.1	$57.5	$57.0
(1) Excludes amortization related to income from unconsolidated affiliates.
Geographic Information Based on the Country in Which the Sale Originated(1)

	Years Ended October 31,
(in millions)	2017	2016	2015
Revenues
United States	$5,126.8	$4,845.3	$4,687.2
All other countries	326.8	299.4	210.6
	$5,453.6	$5,144.7	$4,897.8
(1) Substantially all of our long-lived assets are related to United States operations.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(in millions, except per share amounts)	First	Second	Third		Fourth
Year ended October 31, 2017
Revenues	$1,326.7	$1,310.5	$1,318.4		$1,497.9
Gross profit	131.6	145.9	134.0		160.9
Income (loss) from continuing operations	16.1	31.6	32.9		(2.5)
Loss from discontinued operations, net of taxes	(72.9)	(0.4)	—		(1.1)
Net (loss) income	$(56.8)	$31.3	$32.9		$(3.6)	(1)

Net income per common share — Basic
Income (loss) from continuing operations	$0.29	$0.56	$0.59		$(0.04)
Loss from discontinued operations	(1.30)	(0.01)	—		(0.02)
Net (loss) income	$(1.01)	$0.56	$0.59		$(0.06)

Net income per common share — Diluted
Income (loss) from continuing operations	$0.28	$0.56	$0.58		$(0.04)
Loss from discontinued operations	(1.28)	(0.01)	—		(0.02)
Net (loss) income	$(1.00)	$0.55	$0.58		$(0.06)	(1)

Year ended October 31, 2016
Revenues	$1,268.4	$1,257.1	$1,296.9		$1,322.3
Gross profit	127.1	129.5	135.6		149.0
Income from continuing operations	13.6	6.8	32.9		9.0
Income (loss) from discontinued operations, net of taxes	0.4	(2.4)	(1.8)		(1.2)
Net income	$14.0	$4.4	$31.1	(2)	$7.8

Net income per common share — Basic
Income from continuing operations	$0.24	$0.12	$0.58		$0.16
Income (loss) from discontinued operations	0.01	(0.04)	(0.03)		(0.02)
Net income	$0.25	$0.08	$0.55		$0.14

Net income per common share — Diluted
Income from continuing operations	$0.24	$0.12	$0.58		$0.16
Loss from discontinued operations	—	(0.04)	(0.03)		(0.02)
Net income	$0.24	$0.08	$0.55	(2)	$0.14
(1) Includes transaction expenses of $22.0 million, or $0.38 per diluted share, related to the GCA acquisition.
(2) Includes a tax benefit of $19.0 million, or $0.33 per diluted share, related to expiring statutes of limitations.

20. SUBSEQUENT EVENTS
The Tax Cuts and Jobs Act of 2017 was approved by Congress on December 20, 2017, and as of the filing of this report, it is awaiting signature by President Donald J. Trump. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This change may result in a U.S. tax liability on those earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated. The majority of the provisions will have an impact on ABM beginning in fiscal years 2018 and 2019. We are in the process of analyzing the final legislation and determining an estimate of the financial impact.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.
The Company acquired Mechanical Solutions, Inc. (“MSI”) and OFJ Connections Ltd (“OFJ”) on December 1, 2016 and GCA Holding Corp., the indirect parent company of GCA Services Group (“GCA”), on September 1, 2017. Management excluded these three businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. These three businesses represented, in aggregate, approximately 5% of the Company’s total consolidated assets (excluding goodwill and intangibles which are included within the scope of the assessment) and 4% of total consolidated revenues, as of and for the year ended October 31, 2017.
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
c. Changes in Internal Control Over Financial Reporting.
During 2017, we completed the acquisitions of GCA, MSI, and OFJ. As described above, we excluded these acquisitions from the scope of management’s report on internal controls over financial reporting for the year ended October 31, 2017. We are in the process of integrating these acquisitions into our overall internal control over financial reporting process and will include them in scope for the year ending October 31, 2018. In addition, we are currently migrating many of our financial reporting and other processes to our Enterprise Services Center as part of our 2020 Vision strategic initiative. We plan to continue migrating such processes during 2018. Both the process of integrating these acquisitions into our overall internal control over financial reporting process and the migration of financial reporting and other processes into our Enterprise Services Center may result in additions or changes to our internal control over financial reporting.
There were no other changes in our internal control over financial reporting during the fourth fiscal quarter of 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Additional information required by this item is set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” “Audit-Related Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on March 7, 2018 (“2018 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K. Our 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2017.
On March 24, 2017, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation is incorporated by reference from the information set forth under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance and Board Matters” in our 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters is incorporated by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” in our 2018 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence is incorporated by reference from the information set forth under the captions “Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services and our principal accounting fees and services is incorporated by reference from the information set forth under the caption “Audit-Related Matters” in our 2018 Proxy Statement.

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
December 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 22, 2017

/s/ D. Anthony Scaglione	/s/ Dean A. Chin
D. Anthony Scaglione Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller
(Principal Financial Officer)	(Principal Accounting Officer)
December 22, 2017	December 22, 2017

/s/ Sudhakar Kesavan	/s/ Linda Chavez
Sudhakar Kesavan	Linda Chavez, Director
Chairman of the Board and Director	December 22, 2017
December 22, 2017

/s/ J. Philip Ferguson	/s/ Anthony G. Fernandes
J. Philip Ferguson, Director	Anthony G. Fernandes, Director
December 22, 2017	December 22, 2017

/s/ Art A. Garcia	/s/ Thomas M. Gartland
Art A. Garcia, Director	Thomas M. Gartland, Director
December 22, 2017	December 22, 2017

/s/ Lauralee E. Martin	/s/ Filippo Passerini
Lauralee E. Martin, Director	Filippo Passerini, Director
December 22, 2017	December 22, 2017

/s/ Winifred M. Webb
Winifred M. Webb, Director
December 22, 2017

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year		Charges to Costs and Expenses	Write-offs(1)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2017	$18.1	(2)	47.4	(40.0)	$25.5
2016	8.6		29.1	(19.6)	18.1	(2)
2015	9.2		17.2	(17.8)	8.6
(1) Write-offs are net of recoveries.
(2) Includes amounts that were classified as held for sale.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated November 25, 2003	10-K	001-08929	3.1	January 14, 2004
3.2	Bylaws, as amended January 24, 2017	8-K	001-08929	3.1	January 26, 2017
10.1	Shareholders’ Agreement, dated September 1, 2017, among ABM Industries Incorporated, Thomas H. Lee Equity Fund VII, L.P., Thomas H. Lee Parallel Fund VII, L.P., Thomas H. Lee Parallel (Cayman) Fund VII, L.P., THL Executive Fund VII, L.P., THL Fund VII Coinvestment Partners, L.P., Broad Street Principal Investments Holdings, L.P., Bridge Street 2015, L.P., MBD 2015, L.P., Stone Street 2015, L.P., 2015 Employee Offshore Aggregator, L.P., and Goldman Sachs & Co. LLC	8-K	001-08929	10.1	September 8, 2017
10.2	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party theretro and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.3‡
Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent

10.4*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.5*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.6*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.7*	Form of Director’s Indemnification Agreement	8-K	001-08929	10.1	September 4, 2015
10.8*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.9*	2006 Equity Incentive Plan, as amended and restated October 20, 2016	10-K	001-08929	10.13	December 21, 2016

10.10*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	8-K	001-08929	10.1	December 23, 2013
10.11*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.12*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	10-K	001-08929	10.16	December 18, 2013
10.13*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.14*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010
10.15*	Form of Non-Qualified Stock Option Agreement — 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010
10.16*	Form of Restricted Stock Unit Agreement — 2006 Equity Plan	10-Q	001-08929	10.50	June 4, 2010
10.17*	Form of Performance Share Agreement — 2006 Equity Plan	10-K	001-08929	10.20	December 18, 2013
10.18*	Form of Performance Share Agreement for Awards to Certain Executive Officers	8-K	001-08929	10.5	January 16, 2015
10.19*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.20*	Time-Vested Incentive Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.2	September 10, 2007
10.21*	1996 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.3	September 10, 2007
10.22*	2002 Price-Vested Performance Stock Option Plan, as amended and restated September 4, 2007	10-Q	001-08929	10.4	September 10, 2007
10.23*	Deferred Compensation Plan for Executives, as amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.24*	Form of Stock Option Agreement dated March 31, 2010 for Awards to Certain Executive Officers	8-K	001-08929	10.3	April 2, 2010
10.25*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.26*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.27*	Senior Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011

10.28*	Executive Employment Agreement, dated as of January 12, 2015, by and between ABM Industries Incorporated and Scott Salmirs	8-K	001-08929	10.2	January 16, 2015
10.29*	Change in Control Agreement, dated as of January 12, 2015, by and between ABM Industries Incorporated and Scott Salmirs	8-K	001-08929	10.3	January 16, 2015
10.30*‡	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs
10.31*‡	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs
10.32*	Amended Executive Employment Agreement, dated as of January 13, 2015, by and between ABM Industries Incorporated and James P. McClure	10-Q	001-08929	10.2	March 4, 2015
10.33*	Form of Amended and Restated Executive Change in Control Agreement with James P. McClure	8-K	001-08929	10.1	December 31, 2008
10.34*‡	Retirement and Release Agreement, dated as of September 5, 2017, by and between ABM Industries Incorporated and James P. McClure
10.35*	Executive Employment Agreement, dated as of April 6, 2015, by and between ABM Industries Incorporated and D. Anthony Scaglione	8-K	001-08929	10.1	April 10, 2015
10.36*	Change in Control Agreement, dated as of April 6, 2015, by and between ABM Industries Incorporated and D. Anthony Scaglione	8-K	001-08929	10.2	April 10, 2015
10.37*‡	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and D. Anthony Scaglione
10.38*‡	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and D. Anthony Scaglione
10.39*	Form of Executive Employment Agreement with James S. Lusk, James P. McClure, Sarah H. McConnell, and Tracy K. Price	8-K	001-08929	10.1	October 22, 2014
10.40*	Executive Change in Control Agreement with Sarah H. McConnell	10-K	001-08929	10.32	December 22, 2009
10.41*	Change in Control Agreement, dated as of March 9, 2016, by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.1	March 9, 2016
10.42*	Executive Employment Agreement, dated as of January 16, 2016, by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.2	March 9, 2016
10.43*	Executive Employment Agreement, dated as of January 16, 2016, by and between ABM Industries Incorporated and Tom Marano	10-Q	001-08929	10.1	June 8, 2017
10.44*	Form of Executive Employment Agreement (without term)	10-K	001-08929	10.34	December 30, 2012
10.45*	Form of Executive Employment Agreement (with term)	8-K	001-08920	10.1	October 22, 2014

21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	XBRL Report Instance Document
101.SCH ‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	XBRL Taxonomy Label Linkbase Document
101.PRE ‡	XBRL Presentation Linkbase Document
101. DEF ‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement

‡	Indicates filed herewith

†	Indicates furnished herewith