Form 10-Q
period 2018-01-31
ABM INDUSTRIES INC /DE/
filed 2018-03-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 1, 2018: 65,700,002

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM Industries Incorporated (“ABM”) and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below.

•	We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of GCA Services Group (“GCA”).

•
We have incurred a substantial amount of debt to complete the acquisition of GCA. To service our debt we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the profitability of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required to service our indebtedness or we may be required to suspend certain discretionary payments, including our dividend.

•
Changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of our 2020 Vision strategic transformation initiative, including our move to our Enterprise Services Center, may not have the desired effects on our financial condition and results of operations.

•	Our success depends on our ability to gain profitable business despite competitive pressures and to preserve long-term client relationships.

•	Our business success depends on our ability to attract and retain qualified personnel and senior management.

•	Our use of subcontractors or joint venture partners to perform work under customer contracts exposes us to liability and financial risk.

•	Our international business involves risks different from those we face in the United States that could have an effect on our results of operations and financial condition.

•	Unfavorable developments in our class and representative actions and other lawsuits alleging various claims could cause us to incur substantial liabilities.

•
We insure our insurable risks through a combination of insurance and self-insurance and we retain a substantial portion of the risk associated with expected losses under these programs, which exposes us to volatility associated with those risks, including the possibility that changes in estimates of ultimate insurance losses could result in a material charge against our earnings.

•	Our risk management and safety programs may not have the intended effect of reducing our liability for personal injury or property loss.

•	Impairment of goodwill and long-lived assets could have a material adverse effect on our financial condition and results of operations.

•
Changes in general economic conditions, including changes in energy prices, government regulations, or changing consumer preferences, could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.

•
Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuations of deferred tax assets and liabilities, and changes in tax treaties, laws, and regulations, including the U.S. Tax Cuts and Jobs Act of 2017, which effected significant changes to the U.S. corporate income tax system.

•	We could be subject to cyber-security risks, information technology interruptions, and business continuity risks.

•
A significant number of our employees are covered by collective bargaining agreements that could expose us to potential liabilities in relationship to our participation in multiemployer pension plans, requirements to make contributions to other benefit plans, and the potential for strikes, work slowdowns or similar activities, and union-organizing drives.

•
If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be negatively impacted, which could harm our operating results and investors’ perceptions of our company and, as a result, the value of our common stock.

•	Our business may be negatively impacted by adverse weather conditions.

•	Catastrophic events, disasters, and terrorist attacks could disrupt our services.

•	Actions of activist investors could disrupt our business.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2017 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2018	October 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$68.6	$62.8
Trade accounts receivable, net of allowances of $15.5 and $25.5 at January 31, 2018 and October 31, 2017, respectively	1,020.0	1,038.1
Prepaid expenses	97.4	101.8
Other current assets	32.1	32.8
Total current assets	1,218.1	1,235.5
Other investments	18.8	17.6
Property, plant and equipment, net of accumulated depreciation of $147.6 and $136.4 at January 31, 2018 and October 31, 2017, respectively	141.6	143.1
Other intangible assets, net of accumulated amortization of $206.1 and $189.1 at January 31, 2018 and October 31, 2017, respectively	404.3	430.1
Goodwill	1,871.2	1,864.2
Other noncurrent assets	143.1	122.1
Total assets	$3,797.0	$3,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$7.0	$16.9
Trade accounts payable	203.5	230.8
Accrued compensation	143.1	159.9
Accrued taxes—other than income	62.5	52.5
Insurance claims	114.1	112.5
Income taxes payable	5.0	13.4
Other accrued liabilities	164.4	171.8
Total current liabilities	699.6	757.8
Long-term debt, net	1,173.4	1,161.3
Deferred income tax liability, net	32.8	57.3
Noncurrent insurance claims	387.3	382.9
Other noncurrent liabilities	63.5	61.3
Noncurrent income taxes payable	23.7	16.3
Total liabilities	2,380.2	2,436.9
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 65,686,394 and 65,502,568 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively	0.7	0.7
Additional paid-in capital	677.1	675.2
Accumulated other comprehensive income (loss), net of taxes	2.7	(20.3)
Retained earnings	736.2	720.1
Total stockholders’ equity	1,416.8	1,375.7
Total liabilities and stockholders’ equity	$3,797.0	$3,812.6

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2018	2017
Revenues	$1,588.3	$1,326.7
Operating expenses	1,429.3	1,195.1
Selling, general and administrative expenses	109.0	97.3
Restructuring and related expenses	14.3	5.0
Amortization of intangible assets	16.2	5.5
Operating profit	19.5	23.8
Income from unconsolidated affiliates, net	0.5	1.4
Interest expense	(14.3)	(3.2)
Income from continuing operations before income taxes	5.8	22.0
Income tax benefit (provision)	22.2	(5.9)
Income from continuing operations	28.0	16.1
Loss from discontinued operations, net of taxes	(0.1)	(72.9)
Net income (loss)	27.8	(56.8)
Other comprehensive income (loss)
Unrealized gains on interest rate swaps, net of taxes of $5.0 and $1.1, respectively	13.6	1.6
Foreign currency translation	9.4	3.3
Comprehensive income (loss)	$50.9	$(51.9)
Net income (loss) per common share — Basic
Income from continuing operations	$0.42	$0.29
Loss from discontinued operations	—	(1.30)
Net income (loss)	$0.42	$(1.01)
Net income (loss) per common share — Diluted
Income from continuing operations	$0.42	$0.28
Loss from discontinued operations	—	(1.28)
Net income (loss)	$0.42	$(1.00)
Weighted-average common and common equivalent shares outstanding
Basic	65.9	56.0
Diluted	66.3	56.6
Dividends declared per common share	$0.175	$0.170
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2018	2017
Cash flows from operating activities
Net income (loss)	$27.8	$(56.8)
Loss from discontinued operations, net of taxes	0.1	72.9
Income from continuing operations	28.0	16.1
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	29.0	14.0
Deferred income taxes	(30.3)	9.9
Share-based compensation expense	3.8	3.6
Provision for bad debt	2.6	0.4
Discount accretion on insurance claims	0.2	0.1
Gain on sale of assets	(0.1)	(0.1)
Income from unconsolidated affiliates, net	(0.5)	(1.4)
Distributions from unconsolidated affiliates	—	0.8
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	15.7	(65.4)
Prepaid expenses and other current assets	1.4	(2.4)
Other noncurrent assets	(1.7)	(7.5)
Trade accounts payable and other accrued liabilities	(33.2)	18.1
Insurance claims	5.8	8.3
Income taxes payable	10.9	(11.0)
Other noncurrent liabilities	2.2	6.8
Total adjustments	5.8	(25.8)
Net cash provided by (used in) operating activities of continuing operations	33.8	(9.7)
Net cash used in operating activities of discontinued operations	(0.1)	(1.4)
Net cash provided by (used in) operating activities	33.7	(11.1)
Cash flows from investing activities
Additions to property, plant and equipment	(10.6)	(11.0)
Proceeds from sale of assets	0.3	0.5
Adjustments to sale of business	(1.9)	—
Purchase of businesses, net of cash acquired	(2.4)	(18.6)
Investments in unconsolidated affiliates	(0.6)	—
Net cash used in investing activities	(15.3)	(29.1)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(2.0)	(1.0)
Repurchases of common stock	—	(7.9)
Dividends paid	(11.5)	(9.4)
Deferred financing costs paid	(0.1)	—
Borrowings from credit facility	304.3	207.4
Repayment of borrowings from credit facility	(303.0)	(169.7)
Changes in book cash overdrafts	(1.2)	5.1
Financing of energy savings performance contracts	—	2.6
Repayment of capital lease obligations	(0.8)	(0.1)
Net cash (used in) provided by financing activities	(14.3)	27.0
Effect of exchange rate changes on cash and cash equivalents	1.7	0.5
Net increase (decrease) in cash and cash equivalents	5.8	(12.7)
Change in cash related to assets held for sale	—	(0.7)
Cash and cash equivalents at beginning of year	62.8	56.0
Cash and cash equivalents at end of period	$68.6	$42.6
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY AND NATURE OF OPERATIONS
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility services with a mission to make a difference, every person, every day. We are organized into five industry groups and one Technical Solutions segment:
Through these groups, we offer janitorial, facilities engineering, parking, and specialized mechanical and electrical technical solutions, on a standalone basis or in combination with other services.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
Acquisition of GCA Services Group
On September 1, 2017 (the “Acquisition Date”), we completed the acquisition of GCA Services Group (“GCA”). Accordingly, our consolidated statements of comprehensive income (loss) and statements of cash flows include GCA’s results of operations in the three months ended January 31, 2018, but exclude GCA’s results of operations in the three months ended January 31, 2017, as that was prior to the Acquisition Date. See Note 3, “Acquisitions,” for further information on the acquisition of GCA.
Government Services
On May 31, 2017, we sold our Government Services business for $35.5 million and recorded a pre-tax gain of $1.2 million during the third quarter of 2017. The reported results for this business are through the date of sale. Future results could include run-off costs associated with this former business.
Discontinued Operations
Following the sale of our Security business in 2015, we record all costs associated with this former business in discontinued operations. Such costs generally relate to litigation we retained and insurance reserves.
Prior Year Reclassifications
Effective November 1, 2017, we made changes to our operating structure as a result of the GCA acquisition. To reflect these changes, certain prior year amounts, including operating segment data, have been reclassified to conform with our fiscal 2018 presentation. These changes had no impact on our previously reported consolidated balance sheets, statements of comprehensive income (loss), or statements of cash flows. See Note 12, “Segment Information,” for further details.

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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended January 31,
(in millions)	2018	2017
Business & Industry	$63.0	$57.8
Aviation	25.5	16.5
Healthcare	4.9	4.6
Total	$93.4	$78.9
3. ACQUISITIONS

Acquisition of GCA during 2017

On September 1, 2017, we acquired all of the outstanding stock of GCA, a provider of integrated facility services to educational institutions and commercial facilities, for a purchase price of approximately $1.3 billion. As described in Note 12, “Segment Information,” we integrated GCA’s operations into our industry group model effective November 1, 2017. As a result of the acquisition, we are now a leading facilities services provider in the education market.

Consideration Transferred

(in millions, except per share data)
Shares of ABM common stock, net of shares withheld for taxes	9.4
ABM common stock closing market price at acquisition date	$44.63
Fair value of ABM common stock at closing	421.3
Cash consideration	839.9
Total consideration transferred	$1,261.3

Preliminary Purchase Price Allocation

Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, consideration and purchase price allocations are subject to, among other items: working capital adjustments; further analysis of tax accounts, including deferred tax liabilities; and final valuation of identifiable intangible assets. During the first quarter of 2018, we refined our valuation of customer relationships and certain other estimates.

The following table presents our preliminary estimates of fair values of the assets we acquired and the liabilities we assumed on the date of acquisition as previously reported at year-end 2017 and at the end of the first quarter of 2018.

	As reported at		As reported at
(in millions)	October 31, 2017	Adjustments	January 31, 2018
Cash and cash equivalents	$2.5	$(2.4)	$0.1
Trade accounts receivable(1)	118.1		118.1
Prepaid expenses and other current assets	10.3		10.3
Property, plant and equipment	41.4		41.4
Customer relationships(2)	340.0	(10.0)	330.0
Trade name(2)	9.0		9.0
Goodwill(3)	933.9	0.4	934.3
Other assets	4.2		4.2
Trade accounts payable	(9.1)		(9.1)
Insurance reserves	(35.5)		(35.5)
Income taxes payable	(16.5)	8.2	(8.3)
Accrued liabilities	(36.5)	4.9	(31.6)
Deferred income tax liability, net	(92.6)	(1.0)	(93.6)
Other liabilities	(8.1)		(8.1)
Net assets acquired	$1,261.3	$—	$1,261.3
(1) The gross amount of trade accounts receivable was $122.0 million, of which $3.9 million is expected to be uncollectible.

(2) The amortization periods for the acquired intangible assets are 15 years for customer relationships and 2 years for trade names.

(3) Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.

Financial Information

For the three months ended January 31, 2018, we recorded revenue related to GCA of $251.6 million and operating profit of $5.0 million. The following table presents our unaudited pro forma results as though the GCA acquisition occurred on November 1, 2015. The pro forma results include adjustments for the estimated amortization of intangible assets, interest expense, and the income tax impact of the pro forma adjustments at the statutory rate of 41%. These pro forma results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on November 1, 2015.

Three Months Ended
(in millions)	January 31, 2017
Pro forma revenue	$1,578.9
Pro forma income from continuing operations	14.5

Other 2017 Acquisitions

Effective December 1, 2016, we acquired all of the outstanding stock of Mechanical Solutions, Inc. (“MSI”), a provider of specialized HVAC, chiller, and plumbing services, for a purchase price of $12.6 million. The purchase price includes up to $1.0 million of undiscounted contingent consideration that is based on the expected achievement of certain pre-established revenue goals. See Note 6, “Fair Value of Financial Instruments,” regarding our valuation of contingent consideration liabilities. As of December 1, 2016, the operations of MSI are included in our Technical Solutions segment.

Effective December 1, 2016, we also acquired all of the outstanding stock of OFJ Connections Ltd (“OFJ”), a provider of airport transportation services in the United Kingdom, for a purchase price of $6.3 million. As of December 1, 2016, the operations of OFJ are included in our Aviation segment.

Pro Forma and Other Supplemental Financial Information
Except for GCA, we do not present pro forma and other financial information for our other acquisitions, as they are not considered material business combinations individually or on a combined basis.
4. RESTRUCTURING AND RELATED COSTS
GCA Restructuring
Following the acquisition of GCA, during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies from our combined operations. We expect our GCA restructuring and related activities to be complete by the second half of 2018.
2020 Vision Restructuring
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We incurred additional expenses primarily related to external support fees during the first quarter of 2018 relating to this strategy. We do not expect to incur significant 2020 Vision restructuring and related expenses in the future, other than in connection with the continued consolidation of our real estate leases.
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2017	Costs Recognized(1)	Payments	Non-Cash Items	Balance, January 31, 2018
Employee severance	$2.7	$8.7	$(3.3)	$—	$8.1
External support fees	2.5	4.0	(2.5)	—	4.0
Lease exit	2.8	0.5	(0.3)	0.2	3.2
Other project fees	0.4	1.0	(0.6)	—	0.8
Total	$8.4	$14.3	$(6.7)	$0.2	$16.1
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA	$2.0	$10.5	$0.8	$—	$—	$13.3
2020 Vision	30.0	13.7	10.6	6.3	4.7	65.1
Total	$32.0	$24.2	$11.4	$6.3	$4.7	$78.4

5. NET INCOME PER COMMON SHARE
Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2018	2017
Income from continuing operations	$28.0	$16.1
Loss from discontinued operations, net of taxes	(0.1)	(72.9)
Net income (loss)	$27.8	$(56.8)

Weighted-average common and common equivalent shares outstanding — Basic	65.9	56.0
Effect of dilutive securities
Restricted stock units	0.2	0.3
Stock options	0.1	0.2
Performance shares	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.3	56.6

Net income (loss) per common share — Basic
Income from continuing operations	$0.42	$0.29
Loss from discontinued operations	—	(1.30)
Net income (loss)	$0.42	$(1.01)

Net income (loss) per common share — Diluted
Income from continuing operations	$0.42	$0.28
Loss from discontinued operations	—	(1.28)
Net income (loss)	$0.42	$(1.00)
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2018	2017
Anti-dilutive	0.2	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2018	October 31, 2017
Cash and cash equivalents(1)	1	$68.6	$62.8
Insurance deposits(2)	1	10.2	11.2
Assets held in funded deferred compensation plan(3)	1	4.6	4.6
Credit facility(4)	2	1,192.5	1,191.2
Interest rate swaps(5)	2	21.5	2.9
Investments in auction rate securities(6)	3	8.0	8.0
Contingent consideration liability(7)	3	0.9	0.9
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
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 9, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. These interest rate swaps are included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. See Note 9, “Credit Facility,” for further information.
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
(7) Certain of our acquisitions involve the payment of contingent consideration. The fair value of these liabilities is based on the expected achievement of certain pre-established revenue goals. Our contingent consideration liability is included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying unaudited consolidated balance sheets.
During the three months ended January 31, 2018, we had no transfers of assets or liabilities between any of the above hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
We measure certain assets at fair value on a non-recurring basis, which are subject to fair value adjustments in certain circumstances. These assets can include: goodwill; intangible assets; property, plant and equipment; and long-lived assets that have been reduced to fair value when they are held for sale.
On November 1, 2017, we reorganized our reportable segments and goodwill reporting units. In connection with this reorganization, we performed a qualitative goodwill impairment test immediately before and after the segment realignment. In analyzing the results of operations and business conditions of the goodwill reporting units, we determined the likelihood of a goodwill impairment did not reach the more-likely-than not threshold specified in U.S. GAAP for any of the reporting units that were evaluated. Accordingly, we concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required.
7. AUCTION RATE SECURITIES
At January 31, 2018 and October 31, 2017, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007.
At January 31, 2018 and October 31, 2017, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive income (loss), net of taxes (“AOCI”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	January 31, 2018	October 31, 2017
Discount rates	L + 0.53% and L + 1.18%	L + 0.42% and L + 0.79%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
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
Actuarial Review Performed During the First Quarter of 2018
During the three months ended January 31, 2018, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2017 and ending October 31, 2017 for all policy years in which open claims existed.
The actuarial review indicated the claims reduction and safety initiatives we implemented have had a positive impact on our claims costs in the most recent years. Most notably, over the past two years there has been a decrease in claim frequency for workers’ compensation lost-time claims and general liability bodily injury claims. However, there have been unfavorable developments in ultimate losses beyond our estimates for general liability and workers’ compensation claims related to prior years, as described below.
The actuarial review indicated a continued decrease over the most recent years in the total number of reported claims related to our general liability program, particularly with respect to bodily injury claims. However, in prior year claims we experienced adverse developments that are largely attributable to adjustments related to certain bodily injury claims and to losses for property damage.

We are experiencing a reduced frequency of claims in our workers’ compensation program. However, due to increases in projected costs and severity of claims in certain prior fiscal years, we increased our estimate of ultimate losses for workers’ compensation claims. Statutory, regulatory, and legal developments have contributed to the increase in our estimated losses.
Based on the results of the actuarial review and subsequent developments, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims by $2.0 million during the three months ended January 31, 2018. This adjustment was $3.0 million lower than the total adjustment related to prior year claims of $5.0 million during the three months ended January 31, 2017. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity

(in millions)	January 31, 2018	October 31, 2017
Insurance claim reserves excluding medical and dental	$490.7	$485.6
Medical and dental claim reserves	10.7	9.8
Insurance recoverables	74.9	73.1
At January 31, 2018 and October 31, 2017, insurance recoverables are included in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2018	October 31, 2017
Standby letters of credit	$136.7	$137.6
Surety bonds	77.5	77.5
Restricted insurance deposits	10.2	11.2
Total	$224.4	$226.3
9. CREDIT FACILITY
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, scheduled to mature on September 1, 2022. The line of credit reduces to $800.0 million after one year. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions.
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At January 31, 2018, the weighted average interest rate on our outstanding borrowings was 3.74%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility contains certain covenants, including a maximum leverage ratio of 4.75 to 1.0, which steps down to 3.50 to 1.0 by July 2020, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2018, we were in compliance with these covenants.
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
Credit Facility Information

(in millions)	January 31, 2018	October 31, 2017
Current portion of long-term debt
Gross term loan	$10.0	$20.0
Less: unamortized deferred financing costs	(3.0)	(3.1)
Current portion of term loan	$7.0	$16.9

Long-term debt
Gross term loan	$770.0	$780.0
Less: unamortized deferred financing costs	(9.1)	(9.9)
Total noncurrent portion of term loan	760.9	770.1
Line of credit(1)(2)	412.5	391.2
Long-term debt	$1,173.4	$1,161.3
(1) Standby letters of credit amounted to $145.5 million at January 31, 2018.

(2) At January 31, 2018, we had borrowing capacity of $330.5 million, however covenant restrictions limited our actual borrowing capacity to $245.5 million.

Term Loan Maturities

During the first quarter, we made $20.0 million of principal payments. As of January 31, 2018, the following principal payments are required under the term loan:

(in millions)	2019	2020	2021	2022
Debt maturities	$40.0	$60.0	$120.0	$560.0

Interest Rate Swaps

We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Credit Facility. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement. We initially report the derivative’s mark-to-market gain or loss as a component of AOCI and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense. All of our interest rate swaps were designated and accounted for as cash flow hedges from inception. See Note 6, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.
Interest Rate Swaps Information

Notional Amounts	Fixed Interest Rates	Effective Dates	Maturity Dates
$ 105.0 million	1.05%	April 7, 2016 and May 11, 2016	April 7, 2021 and May 11, 2021
$ 215.0 million	1.65%	November 1, 2017	September 1, 2022
$ 285.0 million	1.69%	November 13, 2017	September 1, 2022
At January 31, 2018 and October 31, 2017, amounts recorded in AOCI were $15.7 million, net of taxes of $5.8 million, and $1.7 million, net of taxes of $1.2 million, respectively. Additionally, at January 31, 2018, the amount expected to be reclassified from AOCI to earnings during the next twelve months was $5.0 million.

10. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2018, these letters of credit and surety bonds totaled $145.5 million and $470.0 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2018, total guarantees were $164.6 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2018, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $10.0 million. This $10.0 million includes an accrual of $3.8 million in connection with the Hussein case discussed below.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $8 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”)

The Bucio case is a class action pending in San Francisco Superior Court that alleges we failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. The Court of Appeal of the State of California, First Appellate District (the “Court of Appeal”), heard oral arguments on November 7, 2017. On December 11, 2017, the Court of Appeal reversed the trial court’s order denying class certification and remanded the matter for certification of a meal period, travel expense reimbursement, and split shift class. The case was remitted to the trial court for further proceedings on class certification, discovery, dispositive motions, and trial.

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”) and

Isse et al. v. Air Serv Corporation filed on February 7, 2017 in the Superior Court of Washington for King County (the “Isse” case)

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

In mediations on November 2 and 3, 2017, and without admitting liability in either matter, we agreed to settle the Hussein and Isse cases for a combined total of $8.3 million, inclusive of damages, interest, attorneys’ fees, and employer payroll taxes. Eligible employees will be able to participate in either the Hussein or Isse settlements, but cannot recover in both settlements. The settlements in both cases require court approval because of the nature of the claims being released. On December 8, 2017, the Superior Court of Washington for King County approved the settlement agreement for the 220 Isse plaintiffs, and we subsequently made a settlement payment of $4.5 million to the Isse plaintiffs. The Hussein settlement documents have not been finalized and will be subject to court approval.

Castro and Marmolejo v. ABM Industries, Inc., et al., filed on October 24, 2014, pending in the United States District Court for the Northern District of California (the “Castro” case)

On October 24, 2014, Plaintiff Marley Castro filed a class action lawsuit alleging that ABM did not reimburse janitorial employees in California for using their personal cell phones for work-related purposes, in violation of California Labor Code section 2802. On January 23, 2015, Plaintiff Lucia Marmolejo was added to the case as a named plaintiff. On October 27, 2017, plaintiffs moved for class certification seeking to represent a class of all employees who were, are, or will be employed by ABM in the State of California with the Employee Master Job Description Code “Cleaner” (hereafter referred to as “Cleaner Employees”) beginning from October 24, 2010. ABM filed its opposition to class certification on November 27, 2017. On January 26, 2018, the district court granted plaintiffs’ motion for class certification. The court rejected plaintiffs’ proposed class, instead certifying three classes that the court formulated on its own: (1) all employees who were, are, or will be employed by ABM in the State of California as Cleaner Employees who used a personal cell phone to punch in and out of the EPAY system and who (a) worked at an ABM facility that did not provide a biometric clock and (b) were not offered an ABM-provided cell phone during the period beginning on January 1, 2012, through the date of notice to the Class Members that a class has been certified in this action; (2) all employees who were, are, or will be employed by ABM in the State of California as Cleaner Employees who used a personal cell phone to report unusual or suspicious circumstances to supervisors and were not offered (a) an ABM-provided cell phone or (b) a two-way radio during the period beginning four years prior to the filing of the original complaint, October 24, 2014, through the date of notice to the Class Members that a class has been certified in this action; and (3) all employees who were, are, or will be employed by ABM in the State of California as Cleaner Employees who used a personal cell phone to respond to communications from supervisors and were not offered (a) an ABM-provided cell phone or (b) a two-way radio during the period beginning four years prior to the filing of the original complaint, October 24, 2014, through the date of notice to the Class Members that a class has been certified in this action. On February 9, 2018, ABM filed a petition for permission to appeal the district court’s order granting class certification with the United States Court of Appeals for the Ninth Circuit.
11. INCOME TAXES
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, represents the most significant overhaul of the U.S. tax code in more than 30 years. Among other provisions, the Tax Act provides for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Since we have an October 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for fiscal 2018 and 21% for subsequent fiscal years. Other provisions under the Tax Act will not be effective for us until fiscal 2019, including limitations on deductibility of interest and executive compensation as well as anti-deferral provisions on Global Intangible Low-Taxed Income (“GILTI”). As a result, in 2019 we expect our effective tax rate to increase from the 2018 rate.
Due to the complexities of implementing the provisions of the Tax Act, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. As permitted under SAB 118, some elements of the tax adjustments recorded in the first quarter of 2018 due to the enactment of the Tax Act, including the remeasurement of deferred tax assets and liabilities and the transition tax, are based on reasonable estimates and are considered provisional.
We remeasured certain deferred tax assets and liabilities based on the new rates at which they are expected to reverse in the future and recorded a net discrete tax benefit of $28.7 million during the three months ended January 31, 2018. In addition, we recorded an expense of $7.0 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. We do not anticipate remitting such earnings to the United States, and while U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to state income taxes or foreign withholding taxes have been recognized.
We continue to analyze certain aspects of the Tax Act and refine our calculation of the impact on our deferred tax balances, which could potentially affect the measurement of these balances. The provisional amount recorded is based on our estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The final impact related to the one-time transition tax may differ from our current estimate due to the complexity of calculating and supporting U.S. tax attributes involved in foreign tax credit calculations, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components. Changes to our estimates over the one-year measurement period could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the provisional amounts.
Beginning in fiscal year 2019, provisions under GILTI could result in incremental taxability of our foreign subsidiaries’ income in excess of an allowed return on certain tangible property. The Financial Accounting Standards Board has determined that filers have a policy choice to account for this tax on either a period basis or a deferred tax basis. We are still evaluating the impacts of GILTI on our business model and have not yet made any accounting adjustments or policy decisions regarding this new source of incremental U.S. taxable income.
Our quarterly provision for income taxes from continuing operations is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period. During the three months ended January 31, 2018, we had an income tax benefit on income from continuing operations of $22.2 million. The three months ended January 31, 2018 was favorably impacted by a net discrete tax benefit of $21.7 million related to the enactment of the Tax Act.
During the three months ended January 31, 2017, we had an income tax provision on income from continuing operations of $5.9 million. The three months ended January 31, 2017 was favorably impacted by $2.0 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 work opportunity tax credit.
12. SEGMENT INFORMATION
Effective November 1, 2017, we reorganized our reportable segments to reflect the integration of GCA into our industry group model. Our reportable segments consist of Business & Industry (“B&I”), Aviation, Technology & Manufacturing (“T&M”), Education, Technical Solutions, and Healthcare, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to our former Government Services business.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties and sports and entertainment venues. B&I also provides vehicle maintenance and other services to rental car providers (“Vehicle Services Contracts”).

Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
T&M
T&M combines our legacy Industrial & Manufacturing business, which was previously included in our B&I segment, with our legacy High Tech industry group, which was previously reported as part of our Emerging Industries Group. T&M provides janitorial, facilities engineering, and parking services.

Education
Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities. This business was previously reported as part of our Emerging Industries Group.

Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.
Healthcare
Healthcare offers janitorial, facilities management, clinical engineering, food and nutrition, laundry and linen, parking and guest services, and patient transportation services at traditional hospitals and non-acute facilities. This business was previously reported as part of our Emerging Industries Group.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2018	2017
Revenues
Business & Industry	$722.1	$655.6
Aviation	256.2	231.9
Technology & Manufacturing	232.0	171.5
Education	206.3	67.0
Technical Solutions	104.0	107.7
Healthcare	67.7	61.7
Government Services	—	31.4
	$1,588.3	$1,326.7
Operating profit (loss)
Business & Industry	$28.5	$27.1
Aviation	5.8	4.6
Technology & Manufacturing	16.9	12.6
Education	9.2	3.6
Technical Solutions	5.5	7.9
Healthcare	2.7	2.5
Government Services	(0.7)	1.9
Corporate	(47.4)	(34.6)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(0.6)	(1.3)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(0.5)
	19.5	23.8
Income from unconsolidated affiliates, net	0.5	1.4
Interest expense	(14.3)	(3.2)
Income from continuing operations before income taxes	$5.8	$22.0
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2017 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31.
Business Overview
ABM is a leading provider of integrated facility services, customized by industry, with a mission to make a difference, every person, every day.
2020 Vision
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. Our 2020 Vision involves three phases: During Phase 1, completed on November 1, 2016, we realigned our organization; in Phase 2, which is continuing today, we are focused on improvements to our operational framework to promote efficiencies and process enhancements; and in Phase 3, on the foundation of benefits realized from Phases 1 and 2, we anticipate accelerating growth with our industry-based, go-to-market service model.
2020 Vision Developments in 2018
During 2018, we expect to continue focusing on certain aspects of our business practices to further build the foundation upon which we deliver leading industry-based facility services. We anticipate that we will continue to roll out enterprise-wide standard operating procedures (the “ABM Way”) and improve our account planning, labor management, manager development, and safety initiatives. To achieve this, we are focusing on long term, profitable growth relating to both existing clients and targeted opportunities, and we have launched a “Tag Pricer” tool that will help us capture work orders more efficiently. In addition, we continue consolidating our procurement activities and investing in technology platforms to help drive and sustain 2020 Vision performance.
Developments and Trends
United States Tax Reform
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, represents the most significant overhaul of the U.S. tax code in more than 30 years. Among other provisions, the Tax Act provides for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Since we have an October 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for fiscal 2018 and 21% for subsequent fiscal years. Other provisions under the Tax Act will not be effective for us until fiscal 2019, including limitations on deductibility of interest and executive compensation as well as anti-deferral provisions on Global Intangible Low-Taxed Income (“GILTI”). As a result, in 2019 we expect our effective tax rate to increase from the 2018 rate. The estimated impact of the Tax Act, as summarized below for the three months ended January 31, 2018, is further described in Note 11, “Income Taxes,” in the Financial Statements.

Three Months Ended
(in millions)	January 31, 2018
Remeasurement of U.S. deferred tax assets and liabilities	$28.7
Transition tax on non-U.S. subsidiaries’ earnings	(7.0)
Total impact of the Tax Act on the benefit for income taxes	$21.7

Due to the complexities of implementing the provisions of the Tax Act, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. We continue to analyze certain aspects of the Tax Act and refine our calculation of the impact on our deferred tax balances, which could potentially affect the measurement of these balances. The provisional amount recorded is based on our estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The final impact related to the one-time transition tax may differ from our current estimate due to the complexity of calculating and supporting U.S. tax attributes involved in foreign tax credit calculations, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components. Changes to our estimates over the one-year measurement period could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the provisional amounts.
Beginning in fiscal year 2019, provisions under GILTI could result in incremental taxability of our foreign subsidiaries’ income in excess of an allowed return on certain tangible property. The Financial Accounting Standards Board has determined that filers have a policy choice to account for this tax on either a period basis or a deferred tax basis. We are still evaluating the impacts of GILTI on our business model and have not yet made any accounting adjustments or policy decisions regarding this new source of incremental U.S. taxable income.
GCA Services Group
On September 1, 2017, we acquired GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities, for approximately $1.3 billion, consisting of $839.9 million in cash and approximately 9.4 million shares of ABM common stock with a fair value of $421.3 million at closing. Refer to Note 3, “Acquisitions,” in the Financial Statements for more information on this transaction.
Our consolidated statements of comprehensive income (loss) and statements of cash flows include GCA’s results of operations in the three months ended January 31, 2018, but exclude GCA’s results of operations in the three months ended January 31, 2017, as that was prior to the acquisition date. During the three months ended January 31, 2018, we recognized total incremental revenues from GCA of $251.6 million, as summarized below.

Three Months Ended
(in millions)	January 31, 2018
Education	$140.5
Technology & Manufacturing	58.6
Business & Industry	40.7
Healthcare	7.5
Aviation	4.3
Total	$251.6
Following this acquisition, during 2018 we initiated a restructuring program to achieve cost synergies from our combined operations. We include these costs within corporate expenses. We do not expect to incur significant severance expenses related to GCA restructuring in the future.

Three Months Ended
(in millions)	January 31, 2018
Employee Severance	$8.8
External Support Fees	2.0
Other Project Fees	0.8
Total	$11.7

Segment Reporting

Effective November 1, 2017, we reorganized our reportable segments to reflect the integration of GCA into our industry group model. Our reportable segments consist of Business & Industry (“B&I”), Aviation, Technology & Manufacturing (“T&M”), Education, Technical Solutions, and Healthcare, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties and sports and entertainment venues. B&I also provides vehicle maintenance and other services to rental car providers (“Vehicle Services Contracts”).

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.

T&M combines our legacy Industrial & Manufacturing business, which was previously included in our B&I segment, with our legacy High Tech industry group, which was previously reported as part of our Emerging Industries Group. T&M provides janitorial, facilities engineering, and parking services.

Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities. This business was previously reported as part of our Emerging Industries Group.

Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Healthcare offers janitorial, facilities management, clinical engineering, food and nutrition, laundry and linen, parking and guest services, and patient transportation services at traditional hospitals and non-acute facilities. This business was previously reported as part of our Emerging Industries Group.

Prior Year Reclassifications

Effective with the reorganization of our reportable segments, we have revised our prior period segment information to conform with our fiscal 2018 presentation. These changes had no impact on our previously reported consolidated balance sheets, statements of comprehensive income (loss), or statements of cash flows.

Government Services Business

We sold our Government Services business on May 31, 2017. The reported results for this business are through the date of sale and future results could include run-off costs. As this business has been sold and is no longer part of our ongoing operations, we have excluded a discussion of its results for the periods in this report.
Insurance
During the three months ended January 31, 2018, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2017 and ending October 31, 2017 for all policy years in which open claims existed. The actuarial review indicated the claims reduction and safety initiatives we implemented have had a positive impact on our claims costs in the most recent years. Most notably, there has been a decrease in claim frequency for workers’ compensation lost-time claims and general liability bodily injury claims over the past two years. However, there have been unfavorable developments in ultimate losses beyond our estimates for general liability and workers’ compensation claims related to prior years.
Based on the results of the actuarial review and subsequent developments, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior years by $2.0 million during the three months ended January 31, 2018. This adjustment was $3.0 million lower than the total adjustment related to prior year claims of $5.0 million during the three months ended January 31, 2017. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Key Financial Highlights

•
Revenues increased by $261.6 million, or 19.7%, including $253.9 million of incremental revenues primarily from the GCA acquisition, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017.

•
Operating profit decreased by $4.3 million, or 18.2%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The decrease in operating profit is primarily attributable to higher amortization expense, incremental selling, general and administrative expenses, and restructuring and related costs associated with the GCA acquisition. This decrease was partially offset by higher operating profit in our Education and T&M segments associated with the GCA acquisition.

•
Interest expense increased by $11.1 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility.

•	Our income taxes from continuing operations for the three months ended January 31, 2018 were favorably impacted by a net discrete tax benefit of $21.7 million related to the Tax Act.

•	Net cash provided by operating activities was $33.7 million during the three months ended January 31, 2018.

•	Dividends of $11.5 million were paid to shareholders, and dividends totaling $0.175 per common share were declared during the three months ended January 31, 2018.

•
At January 31, 2018, total outstanding borrowings under our credit facility were $1.2 billion, and we had up to $330.5 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $245.5 million.

Results of Operations

Three Months Ended January 31, 2018 Compared with the Three Months Ended January 31, 2017
Consolidated

	Three Months Ended January 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$1,588.3	$1,326.7	$261.6	19.7%
Operating expenses	1,429.3	1,195.1	234.2	19.6%
Gross margin	10.0%	9.9%	9 bps
Selling, general and administrative expenses	109.0	97.3	11.7	12.1%
Restructuring and related expenses	14.3	5.0	9.3	NM*
Amortization of intangible assets	16.2	5.5	10.7	NM*
Operating profit	19.5	23.8	(4.3)	(18.2)%
Income from unconsolidated affiliates, net	0.5	1.4	(0.9)	(61.0)%
Interest expense	(14.3)	(3.2)	(11.1)	NM*
Income from continuing operations before income taxes	5.8	22.0	(16.2)	(73.8)%
Income tax benefit (provision)	22.2	(5.9)	28.1	NM*
Income from continuing operations	28.0	16.1	11.9	74.1%
Loss from discontinued operations, net of taxes	(0.1)	(72.9)	72.8	(99.8)%
Net income (loss)	27.8	(56.8)	84.6	NM*
Other comprehensive income (loss)
Unrealized gains on interest rate swaps, net of taxes of $5.0 and $1.1, respectively	13.6	1.6	12.0	NM*
Foreign currency translation	9.4	3.3	6.1	NM*
Comprehensive income (loss)	$50.9	$(51.9)	$102.8	NM*

*Not meaningful
Revenues
Revenues increased by $261.6 million, or 19.7%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase in revenues was primarily attributable to $253.9 million of incremental revenues from acquisitions, including GCA, and organic growth in B&I and Aviation. This increase was partially offset by lower project revenues in our Technical Solutions business and the sale of our Government Services business on May 31, 2017.
Operating Expenses
Operating expenses increased by $234.2 million, or 19.6%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Gross margin increased slightly by 9 bps during the three months ended January 31, 2018. The increase in gross margin was primarily associated with a lower self-insurance adjustment related to prior year claims and favorable margins on certain U.S. Technical Solutions projects. This increase was partially offset by lower profit margins on certain B&I accounts and the loss of certain high margin contracts in our U.K. Technical Solutions business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.7 million, or 12.1%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase in selling, general and administrative expenses was primarily related to $10.1 million of incremental expenses related to the GCA acquisition and a $3.7 million increase in costs primarily associated with 2020 Vision technology investments. This increase was partially offset by a $1.0 million decrease in sales tax reserve.

Restructuring and Related Expenses
Restructuring and related expenses increased by $9.3 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, as a result of restructuring related to the GCA acquisition.
Amortization of Intangible Assets
Amortization of intangible assets increased by $10.7 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, as a result of the amortization of acquired intangible assets associated with the GCA acquisition.
Interest Expense
Interest expense increased by $11.1 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility.
Income Taxes from Continuing Operations
During the three months ended January 31, 2018, we had an income tax benefit on income from continuing operations of $22.2 million, primarily due to a net discrete tax benefit of $21.7 million related to the Tax Act.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes, decreased by $72.8 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, in which a legal reserve was established in connection with certain legal settlement agreements.
Unrealized Gains on Interest Rate Swaps
Unrealized gains on interest rate swaps increased by $12.0 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase was primarily due to an increase in the notional amount of interest rate swaps and to changing interest rates. In November 2017, we entered into three additional interest rate swaps with a combined notional amount of $500.0 million and fixed interest rates of 1.65% and 1.69%.
Foreign Currency Translation
Foreign currency translation gain increased by $6.1 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. This increase was related to the weakening of the U.S. Dollar (“USD”) against the Great Britain Pound during the three months ended January 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues
Business & Industry	$722.1	$655.6	$66.5	10.1%
Aviation	256.2	231.9	24.3	10.5%
Technology & Manufacturing	232.0	171.5	60.5	35.3%
Education	206.3	67.0	139.3	NM*
Technical Solutions	104.0	107.7	(3.7)	(3.4)%
Healthcare	67.7	61.7	6.0	9.8%
Government Services	—	31.4	(31.4)	NM*
	$1,588.3	$1,326.7	$261.6	19.7%
Operating profit (loss)
Business & Industry	$28.5	$27.1	$1.4	5.1%
Operating profit margin	3.9%	4.1%	(19) bps
Aviation	5.8	4.6	1.2	25.5%
Operating profit margin	2.3%	2.0%	27 bps
Technology & Manufacturing	16.9	12.6	4.3	33.6%
Operating profit margin	7.3%	7.4%	(9) bps
Education	9.2	3.6	5.6	NM*
Operating profit margin	4.4%	5.4%	(99) bps
Technical Solutions	5.5	7.9	(2.4)	(30.5)%
Operating profit margin	5.3%	7.3%	(205) bps
Healthcare	2.7	2.5	0.2	10.1%
Operating profit margin	4.0%	4.0%	1 bps
Government Services	(0.7)	1.9	(2.6)	NM*
Operating profit margin	NM*	6.0%	NM*
Corporate	(47.4)	(34.6)	(12.8)	36.9%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(0.6)	(1.3)	0.7	53.3%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(0.5)	0.2	(39.4)%
	$19.5	$23.8	$(4.3)	(18.2)%

*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$722.1	$655.6	$66.5	10.1%
Operating profit	28.5	27.1	1.4	5.1%
Operating profit margin	3.9%	4.1%	(19) bps
B&I revenues increased by $66.5 million, or 10.1%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase was primarily attributable to incremental revenues from the GCA acquisition of $40.7 million and to net new janitorial business, including new contract wins in the U.K., expansion of existing accounts, and additional tag revenue. Management reimbursement revenues for this segment totaled $63.0 million and $57.8 million for the three months ended January 31, 2018 and 2017, respectively.
Operating profit increased by $1.4 million, or 5.1%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Operating profit margin decreased by 19 bps to 3.9% in the three months ended January 31, 2018 from 4.1% in the three months ended January 31, 2017. The decrease in operating profit margin was primarily associated with lower margins on certain janitorial accounts and Vehicle Services Contracts and with higher amortization expense related to the GCA acquisition. The decrease was partially offset by the management of selling, general and administrative expenses.

Aviation
	Three Months Ended January 31,
($ in millions)	2018	2017	Increase
Revenues	$256.2	$231.9	$24.3	10.5%
Operating profit	5.8	4.6	1.2	25.5%
Operating profit margin	2.3%	2.0%	27 bps
Aviation revenues increased by $24.3 million, or 10.5%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase was primarily attributable to organic growth in parking, cabin cleaning, and catering logistics and to incremental revenues of $5.9 million primarily from the GCA acquisition. Management reimbursement revenues for this segment totaled $25.5 million and $16.5 million for the three months ended January 31, 2018 and 2017, respectively.
Operating profit increased by $1.2 million, or 25.5%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Operating profit margin increased by 27 bps to 2.3% in the three months ended January 31, 2018 from 2.0% in the three months ended January 31, 2017. The increase in operating profit margin was primarily attributable to the termination of an unprofitable contract at the end of 2017 and the management of selling, general and administrative expenses.

Technology & Manufacturing
	Three Months Ended January 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$232.0	$171.5	$60.5	35.3%
Operating profit	16.9	12.6	4.3	33.6%
Operating profit margin	7.3%	7.4%	(9) bps
T&M revenues increased by $60.5 million, or 35.3%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase was related to incremental revenues from the GCA acquisition of $58.6 million.
Operating profit increased by $4.3 million, or 33.6%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Operating profit margin decreased by 9 bps to 7.3% in the three months ended January 31, 2018 from 7.4% in the three months ended January 31, 2017. The decrease in operating profit margin was primarily attributable to higher amortization expense related to the GCA acquisition, partially offset by certain acquired higher margin contracts.

Education
	Three Months Ended January 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$206.3	$67.0	$139.3	NM*
Operating profit	9.2	3.6	5.6	NM*
Operating profit margin	4.4%	5.4%	(99) bps

*Not meaningful
Education revenues increased by $139.3 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase was attributable to incremental revenues from the GCA acquisition of $140.5 million.
Operating profit increased by $5.6 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Operating profit margin decreased by 99 bps to 4.4% in the three months ended January 31, 2018 from 5.4% in the three months ended January 31, 2017. The decrease in operating profit margin was primarily associated with higher amortization expense related to the GCA acquisition, partially offset by certain acquired higher margin contracts.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2018	2017	Decrease
Revenues	$104.0	$107.7	$(3.7)	(3.4)%
Operating profit	5.5	7.9	(2.4)	(30.5)%
Operating profit margin	5.3%	7.3%	(205) bps
Technical Solutions revenues decreased by $3.7 million, or 3.4%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. This decrease was primarily attributable to the timing of new project bookings and the completion of certain bundled energy solutions projects.
Operating profit decreased by $2.4 million, or 30.5%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Operating profit margin decreased by 205 bps to 5.3% in the three months ended January 31, 2018 from 7.3% in the three months ended January 31, 2017. The decrease in operating profit margin was primarily attributable to higher compensation and related expenses due to investment in sales personnel and the loss of certain high margin contracts in our U.K. business. This decrease was partially offset by favorable margins on certain projects in our U.S. business.

Healthcare
	Three Months Ended January 31,
($ in millions)	2018	2017	Increase
Revenues	$67.7	$61.7	$6.0	9.8%
Operating profit	2.7	2.5	0.2	10.1%
Operating profit margin	4.0%	4.0%	1 bps
Healthcare revenues increased by $6.0 million, or 9.8%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. This increase was primarily attributable to incremental revenues from the GCA acquisition of $7.5 million, the expansion of existing janitorial accounts, and new business. This increase was partially offset by the loss of a large facilities management contract.
Operating profit increased by $0.2 million or 10.1% during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Operating profit margin remained flat at 4.0% in the three months ended January 31, 2018 and 2017.

Corporate
	Three Months Ended January 31,
($ in millions)	2018	2017	Increase
Corporate expenses	$47.4	$34.6	$12.8	36.9%
Corporate expenses increased by $12.8 million, or 36.9%, during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The increase in corporate expenses was primarily related to a $9.3 million increase in restructuring and related costs as a result of the GCA acquisition and a $3.7 million increase in costs primarily associated with 2020 Vision technology investments. This increase was partially offset by a $3.0 million lower self-insurance adjustment related to prior year claims as a result of an actuarial review completed in the three months ended January 31, 2018.

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

On a long-term basis, we will continue to rely on our credit facility for working capital and long-term funding not provided by operating cash flows. In addition, we anticipate that future cash generated from operations will be augmented by working capital improvements driven by our 2020 Vision, such as the management of costs through consolidated procurement.

IFM Assurance Company (“IFM”) is a wholly-owned captive insurance company that we formed in 2015. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. In 2018, we expect accelerated cash tax savings related to coverage provided by IFM will be between $5 million and $10 million.
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, scheduled to mature on September 1, 2022. The line of credit reduces to $800.0 million after one year. Initial borrowings under the Credit Facility were used to finance, in part, the cash portion of the purchase price related to the GCA acquisition, to refinance certain existing indebtedness of ABM, and to pay transaction costs.
Our ability to draw down available capacity under the Credit Facility is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.75 to 1.0 that steps down to 3.50 to 1.0 by July 2020 and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At January 31, 2018, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the first quarter, we made $20.0 million of principal payments under the Credit Facility. At January 31, 2018, the total outstanding amounts under the Credit Facility in the form of cash borrowings and standby letters of credit were $1.2 billion and $145.5 million, respectively. At January 31, 2018, we had up to $330.5 million of borrowing capacity under the Credit Facility, however covenant restrictions limited our actual borrowing capacity to $245.5 million.

Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion. We do not anticipate remitting such earnings to the United States, and while U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to state income taxes or foreign withholding taxes have been recognized.

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended January 31, 2018. At January 31, 2018, authorization for $134.1 million of repurchases remained under our share repurchase program. We do not anticipate additional repurchases in the near future.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $33.7 million during the three months ended January 31, 2018. We expect operating activities of continuing operations to provide positive cash flows for 2018. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Three Months Ended January 31,
(in millions)	2018	2017
Net cash provided by (used in) operating activities	$33.7	$(11.1)
Net cash used in investing activities	(15.3)	(29.1)
Net cash (used in) provided by financing activities	(14.3)	27.0
Operating Activities
Net cash provided by operating activities was $33.7 million during the three months ended January 31, 2018, as compared to net cash used in operating activities of $11.1 million during the three months ended January 31, 2017, a change of $44.8 million. This change was primarily related to the timing of client receivable collections, but was partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities decreased by $13.8 million during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The decrease was related to an $16.2 million year-over-year decrease in cash paid, net of cash acquired, for acquisitions.
Financing Activities
Net cash used in financing activities was $14.3 million during the three months ended January 31, 2018, as compared with net cash provided by financing activities of $27.0 million during the three months ended January 31, 2017, a change of $41.3 million. The change was related to lower net borrowings from our Credit Facility of $36.4 million.

Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At January 31, 2018, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $10.0 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $8 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
	This ASU permits an entity to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income into retained earnings.	This standard will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	This ASU better aligns accounting rules with a company’s risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment.	We early adopted this standard in the first quarter of 2018 using a modified retrospective approach.	Our adoption of this guidance did not have a material impact on our current hedging arrangements or on the disclosures related to such arrangements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2017.
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
b. Changes in Internal Control Over Financial Reporting.
During 2017, we completed the acquisition of GCA, as described elsewhere in this report. We continue to integrate policies, processes, personnel, technology, and operations relating to this transaction and will continue to evaluate the impact of any related changes to our control over financial reporting. Additionally, we continue to migrate many of our financial reporting and other processes to our Enterprise Services Center as part of our 2020 Vision strategic transformation initiative.
There were no other changes in our internal control over financial reporting during the first quarter of 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2017, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report, except as described below.

The Risk Factor under the caption “Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations” in our Annual Report on Form 10-K for the year ended October 31, 2017 is amended by replacing in its entirety the text below such caption with the following paragraph:

The Company is subject to income tax laws and regulations in the United States and certain foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuations of deferred tax assets and liabilities, and changes in tax treaties, laws, and regulations, including changes introduced by the U.S. Tax Cuts and Jobs Act of 2017, which effected significant changes to the U.S. corporate income tax system. Our preliminary estimate of the effects of this law is subject to finalization of management’s analysis related to certain matters. Changes to our preliminary estimate of the effects of this law, which will be recorded in the period completed, could have material adverse effect on the Company’s financial condition or results of operations, as well as our effective tax rate in the period in which the adjustments are made. Furthermore, we are subject to tax audits by government authorities, primarily in the United States and the United Kingdom. If we experience unfavorable results from one or more such tax audits, there could be an adverse effect on our tax rate and therefore on our net income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million shares of our common stock. During the three months ended January 31, 2018, there were no share repurchases. At January 31, 2018, authorization for $134.1 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1*‡	Executive Employment Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe.
10.2*‡	Change in Control Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe.
10.3*‡	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen.
10.4*‡	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen.
31.1‡	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement.

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 7, 2018	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 7, 2018	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)