Form 10-Q
period 2018-04-30
ABM INDUSTRIES INC /DE/
filed 2018-06-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 1, 2018: 65,742,160

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2018	October 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$69.7	$62.8
Trade accounts receivable, net of allowances of $16.4 and $25.5 at April 30, 2018 and October 31, 2017, respectively	1,005.7	1,038.1
Prepaid expenses	107.0	101.8
Other current assets	33.3	32.8
Total current assets	1,215.7	1,235.5
Other investments	19.4	17.6
Property, plant and equipment, net of accumulated depreciation of $156.2 and $136.4 at April 30, 2018 and October 31, 2017, respectively	140.7	143.1
Other intangible assets, net of accumulated amortization of $222.4 and $189.1 at April 30, 2018 and October 31, 2017, respectively	387.1	430.1
Goodwill	1,867.5	1,864.2
Other noncurrent assets	119.4	122.1
Total assets	$3,749.9	$3,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$17.0	$16.9
Trade accounts payable	213.9	230.8
Accrued compensation	142.5	159.9
Accrued taxes—other than income	52.3	52.5
Insurance claims	114.7	112.5
Income taxes payable	5.3	13.4
Other accrued liabilities	158.5	171.8
Total current liabilities	704.2	757.8
Long-term debt, net	1,090.3	1,161.3
Deferred income tax liability, net	39.9	57.3
Noncurrent insurance claims	391.0	382.9
Other noncurrent liabilities	62.9	61.3
Noncurrent income taxes payable	24.9	16.3
Total liabilities	2,313.3	2,436.9
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 65,729,949 and 65,502,568 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively	0.7	0.7
Additional paid-in capital	683.1	675.2
Accumulated other comprehensive income (loss), net of taxes	1.6	(20.3)
Retained earnings	751.2	720.1
Total stockholders’ equity	1,436.6	1,375.7
Total liabilities and stockholders’ equity	$3,749.9	$3,812.6

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues	$1,580.8	$1,310.5	$3,169.2	$2,637.2
Operating expenses	1,405.8	1,164.6	2,835.1	2,359.7
Selling, general and administrative expenses	107.8	100.7	216.8	198.0
Restructuring and related expenses	5.3	5.8	19.6	10.8
Amortization of intangible assets	16.7	5.8	32.9	11.3
Impairment recovery	—	(17.4)	—	(17.4)
Operating profit	45.3	51.0	64.8	74.8
Income from unconsolidated affiliates, net	1.0	0.9	1.6	2.3
Interest expense	(13.8)	(3.0)	(28.1)	(6.3)
Income from continuing operations before income taxes	32.5	48.9	38.2	70.9
Income tax (provision) benefit	(7.1)	(17.3)	15.1	(23.2)
Income from continuing operations	25.4	31.6	53.3	47.7
Income (loss) from discontinued operations, net of taxes	1.2	(0.4)	1.1	(73.2)
Net income (loss)	26.6	31.3	54.4	(25.5)
Other comprehensive income (loss)
Change in fair value of interest rate swaps	4.6	—	23.2	2.6
Foreign currency translation	(4.5)	3.0	5.0	6.3
Income tax provision	(1.2)	—	(6.3)	(1.1)
Comprehensive income (loss)	$25.5	$34.3	$76.3	$(17.6)
Net income (loss) per common share — Basic
Income from continuing operations	$0.38	$0.56	$0.81	$0.85
Income (loss) from discontinued operations	0.02	(0.01)	0.02	(1.31)
Net income (loss)	$0.40	$0.56	$0.83	$(0.46)
Net income (loss) per common share — Diluted
Income from continuing operations	$0.38	$0.56	$0.80	$0.84
Income (loss) from discontinued operations	0.02	(0.01)	0.02	(1.29)
Net income (loss)	$0.40	$0.55	$0.82	$(0.45)
Weighted-average common and common equivalent shares outstanding
Basic	66.0	56.0	66.0	56.0
Diluted	66.2	56.5	66.3	56.6
Dividends declared per common share	$0.175	$0.170	$0.350	$0.340
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2018	2017
Cash flows from operating activities
Net income (loss)	$54.4	$(25.5)
(Income) loss from discontinued operations, net of taxes	(1.1)	73.2
Income from continuing operations	53.3	47.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	57.5	28.5
Proceeds from termination of interest rate swaps	25.9	—
Impairment recovery	—	(17.4)
Deferred income taxes	(23.3)	9.7
Share-based compensation expense	8.3	7.3
Provision for bad debt	3.9	2.0
Discount accretion on insurance claims	0.4	0.1
Loss (gain) on sale of assets	0.4	(0.1)
Income from unconsolidated affiliates, net	(1.6)	(2.3)
Distributions from unconsolidated affiliates	0.1	0.8
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	28.7	(47.3)
Prepaid expenses and other current assets	0.4	(2.7)
Other noncurrent assets	1.3	(6.4)
Trade accounts payable and other accrued liabilities	(37.2)	1.1
Insurance claims	9.7	15.6
Income taxes payable	2.6	5.1
Other noncurrent liabilities	1.7	8.4
Total adjustments	78.8	2.4
Net cash provided by operating activities of continuing operations	132.2	50.1
Net cash provided by (used in) operating activities of discontinued operations	1.1	(2.0)
Net cash provided by operating activities	133.3	48.1
Cash flows from investing activities
Additions to property, plant and equipment	(22.1)	(27.8)
Proceeds from sale of assets	0.2	0.4
Adjustments to purchase and sale of business	(1.8)	—
Purchase of businesses, net of cash acquired	—	(18.6)
Investments in unconsolidated affiliates	(0.6)	—
Net cash used in investing activities	(24.4)	(46.0)
Cash flows from financing activities
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(0.7)	0.8
Repurchases of common stock	—	(7.9)
Dividends paid	(23.0)	(18.9)
Deferred financing costs paid	(0.1)	—
Borrowings from credit facility	468.5	441.9
Repayment of borrowings from credit facility	(541.0)	(432.3)
Changes in book cash overdrafts	(4.8)	17.2
Financing of energy savings performance contracts	—	2.6
Payment of contingent consideration	—	(3.8)
Repayment of capital lease obligations	(1.7)	(0.1)
Net cash used in financing activities	(102.7)	(0.5)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.6
Net increase in cash and cash equivalents	6.9	2.2
Cash and cash equivalents at beginning of year	62.8	53.5
Cash and cash equivalents at end of period	$69.7	$55.7
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
Acquisition of GCA Services Group
On September 1, 2017 (the “Acquisition Date”), we completed the acquisition of GCA Services Group (“GCA”). Accordingly, our consolidated statements of comprehensive income (loss) and statements of cash flows include GCA’s results of operations in the three and six months ended April 30, 2018, but exclude GCA’s results of operations in the three and six months ended April 30, 2017, as that was prior to the Acquisition Date. See Note 3, “Acquisitions,” for further information on the acquisition of GCA.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Business & Industry	$63.5	$58.1	$126.5	$115.9
Aviation	27.6	16.2	53.1	32.7
Healthcare	5.0	4.8	9.9	9.4
Total	$96.1	$79.1	$189.4	$158.0
Impact of New Revenue Recognition Standard
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The FASB subsequently issued several clarifying ASUs, collectively referred to as “ASC 606,” that introduce a new principles-based framework for revenue recognition and disclosure. The core requirement of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. ASC 606 allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.
To assess the impact of this standard, we have established a cross-functional implementation team consisting of representatives from all of our operating segments. The implementation team is analyzing our contract portfolio to identify potential differences that would result from applying the requirements of this new standard. In addition, we are in the process of identifying and implementing the appropriate changes to our business processes and controls to support recognition and disclosure under this new standard. We expect the largest impact to our consolidated financial statements will result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard. Additionally, the accounting for certain direct and incremental contract costs is significantly different from our current capitalization policy; however, the impact of this difference is currently unknown. We are continuing to evaluate the impact of this standard and an estimate of the impact to our consolidated financial statements cannot be made at this time. We expect to adopt ASC 606 on November 1, 2018 using the modified retrospective approach, under which we will present the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at the adoption date.
No other recently issued standards are expected to have a significant impact on our fiscal 2019 consolidated financial statements.

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

Consideration Transferred

(in millions, except per share data)
Shares of ABM common stock, net of shares withheld for taxes	9.4
ABM common stock closing market price at acquisition date	$44.63
Fair value of ABM common stock at closing	421.3
Cash consideration(1)	837.5
Total consideration transferred	$1,258.8
(1) Revised during the second quarter of 2018 to reflect a post-closing purchase price adjustment related to a net working capital settlement.
Preliminary Purchase Price Allocation
Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, the purchase price allocation is subject to, among other items: further analysis of tax accounts, including deferred tax liabilities, and final valuation of identifiable intangible assets. During the six months ended April 30, 2018, we refined our valuation of customer relationships and certain other estimates.

The following table presents our preliminary estimates of fair values of the assets we acquired and the liabilities we assumed on the date of acquisition as previously reported at year-end 2017 and at the end of the second quarter of 2018.

	As reported at		As reported at
(in millions)	October 31, 2017	Adjustments	April 30, 2018
Cash and cash equivalents	$2.5	$(2.3)	$0.2
Trade accounts receivable(1)	118.1		118.1
Prepaid expenses and other current assets	10.3		10.3
Property, plant and equipment	41.4	0.1	41.5
Customer relationships(2)	340.0	(10.0)	330.0
Trade names(2)	9.0		9.0
Goodwill(3)	933.9	(0.5)	933.4
Other assets	4.2	(0.2)	4.0
Trade accounts payable	(9.1)	(0.4)	(9.6)
Insurance reserves	(35.5)	(0.2)	(35.6)
Income taxes payable	(16.5)	8.2	(8.3)
Accrued liabilities	(36.5)	2.9	(33.5)
Deferred income tax liability, net	(92.6)		(92.6)
Other liabilities	(8.1)		(8.1)
Net assets acquired	$1,261.3	$(2.4)	$1,258.8
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

Financial Information
For the three and six months ended April 30, 2018, we recorded revenue related to GCA of $256.4 million and $508.0 million, respectively, and operating profit of $7.5 million and $12.5 million, respectively. The following table presents our unaudited pro forma results as though the GCA acquisition occurred on November 1, 2015. The pro forma results include adjustments for the estimated amortization of intangible assets, interest expense, and the income tax impact of the pro forma adjustments at the statutory rate of 41%. These pro forma results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on November 1, 2015.

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2017	April 30, 2017
Pro forma revenue	$1,560.5	$3,139.4
Pro forma income from continuing operations	31.9	46.5
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

4. RESTRUCTURING AND RELATED COSTS

GCA Restructuring
Following the acquisition of GCA, during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies from our combined operations. We incurred the majority of our anticipated severance expense associated with this restructuring program in the first half of 2018. We expect to incur additional charges related to other project fees and rebranding activities in the second half of 2018.
2020 Vision Restructuring
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We incurred additional expenses primarily related to external support fees and other project fees during the six months ended April 30, 2018 relating to this strategy. We do not expect to incur significant 2020 Vision restructuring and related expenses in the future, other than in connection with the continued consolidation of our real estate leases.
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2017	Costs Recognized(1)	Payments	Non-Cash Items	Balance, April 30, 2018
Employee severance	$2.7	$9.3	$(6.5)	$—	$5.5
Lease exit costs and asset impairment	2.8	2.5	(0.3)	(1.1)	3.9
Other project fees	0.4	3.8	(1.6)	—	2.5
External support fees	2.5	4.0	(6.5)	—	—
Total	$8.4	$19.6	$(14.9)	$(1.1)	$11.9
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA	$2.0	$11.2	$3.5	$—	$—	$16.6
2020 Vision	30.0	13.6	10.7	7.7	5.2	67.1
Total	$32.0	$24.7	$14.2	$7.7	$5.2	$83.8

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Income from continuing operations	$25.4	$31.6	$53.3	$47.7
Income (loss) from discontinued operations, net of taxes	1.2	(0.4)	1.1	(73.2)
Net income (loss)	$26.6	$31.3	$54.4	$(25.5)

Weighted-average common and common equivalent shares outstanding — Basic	66.0	56.0	66.0	56.0
Effect of dilutive securities
Restricted stock units	0.1	0.3	0.1	0.3
Stock options	0.1	0.2	0.1	0.2
Performance shares	—	—	—	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.2	56.5	66.3	56.6

Net income (loss) per common share — Basic
Income from continuing operations	$0.38	$0.56	$0.81	$0.85
Income (loss) from discontinued operations	0.02	(0.01)	0.02	(1.31)
Net income (loss)	$0.40	$0.56	$0.83	$(0.46)

Net income (loss) per common share — Diluted
Income from continuing operations	$0.38	$0.56	$0.80	$0.84
Income (loss) from discontinued operations	0.02	(0.01)	0.02	(1.29)
Net income (loss)	$0.40	$0.55	$0.82	$(0.45)
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Anti-dilutive	0.5	—	0.3	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2018	October 31, 2017
Cash and cash equivalents(1)	1	$69.7	$62.8
Insurance deposits(2)	1	10.4	11.2
Assets held in funded deferred compensation plan(3)	1	4.1	4.6
Credit facility(4)	2	1,118.7	1,191.2
Interest rate swaps(5)	2	—	2.9
Investments in auction rate securities(6)	3	8.0	8.0
Contingent consideration liability(7)	3	0.9	0.9
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. At October 31, 2017, these interest rate swaps were included in “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets. During April 2018, we elected to terminate our interest rate swaps. See Note 9, “Credit Facility,” for further information.
(6) The fair value of investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs, including assumptions about the underlying collateral, credit risks associated with the issuer, credit enhancements associated with financial insurance guarantees, and the possibility of the security being re-financed by the issuer or having a successful auction. These amounts are included in “Other investments” on the accompanying unaudited consolidated balance sheets. On May 16, 2018, we sold one of these securities. See Note 7, “Auction Rate Securities,” for further information.
(7) Certain of our acquisitions involve the payment of contingent consideration. The fair value of these liabilities is based on the expected achievement of certain pre-established revenue goals. Our contingent consideration liability is included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying unaudited consolidated balance sheets.
During the six months ended April 30, 2018, we had no transfers of assets or liabilities between any of the above hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In certain circumstances we measure certain assets that are subject to fair value adjustments at fair value on a non-recurring basis. These assets can include: goodwill; intangible assets; property, plant and equipment; and long-lived assets that have been reduced to fair value when they are held for sale.
On November 1, 2017, we reorganized our reportable segments and goodwill reporting units. In connection with this reorganization, we performed a qualitative goodwill impairment test immediately before and after the segment realignment. In analyzing the results of operations and business conditions of the goodwill reporting units, we determined the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold specified in U.S. GAAP for any of the reporting units that were evaluated. Accordingly, we concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required.

7. AUCTION RATE SECURITIES

At April 30, 2018 and October 31, 2017, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. These two auction rate securities are debt instruments with stated maturities in 2036 and 2050. The interest rates for these securities are designed to be reset through Dutch auctions approximately every thirty days, but auctions for these securities have not occurred since August 2007. On May 16, 2018, we sold one of our auction rate securities with an original par value of $5.0 million and an amortized cost basis of $3.0 million for proceeds of $2.9 million.
At April 30, 2018 and October 31, 2017, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive income (loss), net of taxes (“AOCI”), and the total amount of other-than-temporary impairment credit loss on our auction rate security investments included in our retained earnings was $2.0 million.
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	April 30, 2018	October 31, 2017
Discount rates	L + 0.47% and L + 0.74%	L + 0.42% and L + 0.79%
Yields	2.15%, L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 – 10 years	4 – 10 years
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
We are experiencing a reduced frequency of claims in our workers’ compensation program. However, due to increases in projected costs and severity of claims in certain prior fiscal years, in the first quarter of 2018 we increased our estimate of ultimate losses for workers’ compensation claims. Statutory, regulatory, and legal developments have contributed to the increase in our estimated losses.
Based on the results of the actuarial review and subsequent developments, at January 31, 2018 we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $2.0 million. As we continue to see a similar trend in adverse developments, at April 30, 2018 we increased our reserves by an additional $2.0 million. For the six months ended April 30, 2018, the total increase to our reserves for claims related to prior periods was $4.0 million. This adjustment was $6.0 million lower than the total adjustment related to prior year claims of $10.0 million during the six months ended April 30, 2017.
During the third quarter of 2018, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using updated claims data, and these evaluations may lead to further adjustments to our insurance reserves.
Insurance Related Balances and Activity

(in millions)	April 30, 2018	October 31, 2017
Insurance claim reserves excluding medical and dental	$495.7	$485.6
Medical and dental claim reserves	10.0	9.8
Insurance recoverables	74.9	73.1
At April 30, 2018 and October 31, 2017, insurance recoverables are included in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2018	October 31, 2017
Standby letters of credit	$136.7	$137.6
Surety bonds	78.2	77.5
Restricted insurance deposits	10.4	11.2
Total	$225.3	$226.3

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
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At April 30, 2018, the weighted average interest rate on our outstanding borrowings was 4.02%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility contains certain covenants, including a maximum leverage ratio of 4.75 to 1.0, which steps down to 3.50 to 1.0 by July 2020, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2018, we were in compliance with these covenants.
The Credit Facility also includes customary events of default, including failure to pay principal, interest, or fees when due, failure to comply with covenants, the occurrence of certain material judgments, or a change in control of the Company. If certain events of default occur, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Credit Facility and declare all amounts outstanding (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
Total deferred financing costs related to the Credit Facility were $18.7 million, consisting of $13.4 million related to the term loan and $5.2 million related to the line of credit, which are being amortized to interest expense over the term of the Credit Facility.
Credit Facility Information

(in millions)	April 30, 2018	October 31, 2017
Current portion of long-term debt
Gross term loan	$20.0	$20.0
Less: unamortized deferred financing costs	(3.0)	(3.1)
Current portion of term loan	$17.0	$16.9

Long-term debt
Gross term loan	$760.0	$780.0
Less: unamortized deferred financing costs	(8.4)	(9.9)
Total noncurrent portion of term loan	751.6	770.1
Line of credit(1)(2)	338.7	391.2
Long-term debt	$1,090.3	$1,161.3
(1) Standby letters of credit amounted to $145.5 million at April 30, 2018.

(2) At April 30, 2018, we had borrowing capacity of $404.5 million, however covenant restrictions limited our actual borrowing capacity to $313.4 million.

Term Loan Maturities
During the first quarter, we made $20.0 million of principal payments. As of April 30, 2018, the following principal payments are required under the term loan.

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
During April 2018, we elected to terminate all of our interest rate swaps and received cash proceeds of $25.9 million from the swap counterparties upon termination. We classified the cash proceeds as an operating activity on our consolidated statements of cash flows. We subsequently entered into new forward-starting interest rate swaps, as summarized below.

Notional Amounts	Fixed Interest Rates	Effective Dates	Maturity Dates
$ 90.0 million	2.83%	November 1, 2018	April 30, 2021
$ 90.0 million	2.84%	November 1, 2018	October 31, 2021
$ 130.0 million	2.86%	November 1, 2018	April 30, 2022
$ 130.0 million	2.84%	November 1, 2018	September 1, 2022
At April 30, 2018, the realized gain recorded in AOCI was $18.6 million, net of taxes of $7.4 million, which will be amortized to interest expense as interest payments are made over the term of our Credit Facility. At October 31, 2017, amounts recorded in AOCI were $1.7 million, net of taxes of $1.2 million. Additionally, at April 30, 2018, the amount expected to be reclassified from AOCI to earnings during the next twelve months was $3.8 million, net of taxes of $1.5 million.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2018, these letters of credit and surety bonds totaled $145.5 million and $465.7 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2018, total guarantees were $179.4 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2018, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $8.4 million, including $3.1 million accrued during the three months ended April 30, 2018. This $8.4 million also includes an accrual of $3.8 million in connection with the Hussein case discussed below.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

In mediations on November 2 and 3, 2017, and without admitting liability in either matter, we agreed to settle the Hussein and Isse cases for a combined total of $8.3 million, inclusive of damages, interest, attorneys’ fees, and employer payroll taxes. Eligible employees will be able to participate in either the Hussein or Isse settlements, but cannot recover in both settlements. The settlements in both cases require court approval because of the nature of the claims being released. On December 8, 2017, the Superior Court of Washington for King County approved the settlement agreement for the 220 Isse plaintiffs, and we subsequently made a settlement payment of $4.5 million to the Isse plaintiffs in January 2018. The Hussein settlement documents have been presented to the district court for approval.

Castro and Marmolejo v. ABM Industries, Inc., et al., filed on October 24, 2014, pending in the United States District Court for the Northern District of California (the “Castro” case)

On October 24, 2014, Plaintiff Marley Castro filed a class action lawsuit alleging that ABM did not reimburse janitorial employees in California for using their personal cell phones for work-related purposes, in violation of California Labor Code section 2802. On January 23, 2015, Plaintiff Lucia Marmolejo was added to the case as a named plaintiff. On October 27, 2017, plaintiffs moved for class certification seeking to represent a class of all employees who were, are, or will be employed by ABM in the State of California with the Employee Master Job Description Code “Cleaner” (hereafter referred to as “Cleaner Employees”) beginning from October 24, 2010. ABM filed its opposition to class certification on November 27, 2017. On January 26, 2018, the district court granted plaintiffs’ motion for class certification. The court rejected plaintiffs’ proposed class, instead certifying three classes that the court formulated on its own: (1) all employees who were, are, or will be employed by ABM in the State of California as Cleaner Employees who used a personal cell phone to punch in and out of the EPAY system and who (a) worked at an ABM facility that did not provide a biometric clock and (b) were not offered an ABM-provided cell phone during the period beginning on January 1, 2012, through the date of notice to the Class Members that a class has been certified in this action; (2) all employees who were, are, or will be employed by ABM in the State of California as Cleaner Employees who used a personal cell phone to report unusual or suspicious circumstances to supervisors and were not offered (a) an ABM-provided cell phone or (b) a two-way radio during the period beginning four years prior to the filing of the original complaint, October 24, 2014, through the date of notice to the Class Members that a class has been certified in this action; and (3) all employees who were, are, or will be employed by ABM in the State of California as Cleaner Employees who used a personal cell phone to respond to communications from supervisors and were not offered (a) an ABM-provided cell phone or (b) a two-way radio during the period beginning four years prior to the filing of the original complaint, October 24, 2014, through the date of notice to the Class Members that a class has been certified in this action. On February 9, 2018, ABM filed a petition for permission to appeal the district court’s order granting class certification with the United States Court of Appeals for the Ninth Circuit, which was denied on April 30, 2018. On March 20, 2018, ABM moved to compel arbitration of the claims of certain absent class members pursuant to the terms of three collective bargaining agreements. In response to that motion, the district court on May 14, 2018 modified the class definition to exclude all claims arising after the operative date(s) of the applicable collective bargaining agreements (which is June 1, 2016 for one agreement and May 1, 2016 for the other two agreements), but otherwise denied the motion.
11. INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, represents the most significant overhaul of the U.S. tax code in more than 30 years. Among other provisions, the Tax Act provides for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Since we have an October 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for fiscal 2018 and 21% for subsequent fiscal years. Other provisions under the Tax Act will not be effective for us until fiscal 2019, including limitations on deductibility of interest and executive compensation as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”).
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
During the three months ended January 31, 2018 we remeasured certain deferred tax assets and liabilities based on the new rates at which they are expected to reverse in the future and recorded a net discrete tax benefit of $28.7 million. In addition, we recorded an expense of $7.0 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to state income taxes or foreign withholding taxes have been recognized.

We continue to analyze certain aspects of the Tax Act and refine our calculation of the impact on our deferred tax balances, which could potentially affect the measurement of these balances. The provisional amount recorded is based on our estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The final impact related to the one-time transition tax may differ from our current estimate due to the complexity of calculating and supporting U.S. tax attributes involved in foreign tax credit calculations, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components. Changes to our estimates over the one-year measurement period could be material due to, among other things: changes in interpretations of the Tax Act; future legislative action to address questions that arise from the Tax Act; changes in accounting standards for income taxes or related interpretations in response to the Tax Act; or any updates or changes to estimates we have utilized to calculate the provisional amounts. We did not record any changes to the provisional amounts during the three months ended April 30, 2018.
Beginning in fiscal year 2019, provisions under GILTI could result in incremental U.S. federal tax on our foreign subsidiaries’ income in excess of an allowed return on certain tangible property. The Financial Accounting Standards Board has determined that filers have a policy choice to account for this tax on either a period basis or a deferred tax basis. We are still evaluating the impacts of GILTI on our business model and have not yet made any accounting adjustments or policy decisions regarding this new source of incremental U.S. taxable income.
Our quarterly provision for income taxes from continuing operations is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period. Our income taxes for the three months ended April 30, 2018 were favorably impacted by the reduction of the federal corporate income tax rate as a result of the Tax Act and by a discrete tax benefit of $2.0 million related to tax deductions on energy efficient government buildings, partially offset by a $1.5 million reduction in certain tax credits, including the prior year Work Opportunity Tax Credits (“WOTC”) for new hires. Our income taxes for the six months ended April 30, 2018 were favorably impacted by a net discrete tax benefit of $21.7 million related to the enactment of the Tax Act, $2.3 million related to tax deductions on energy efficient government buildings, and $1.5 million of excess tax benefits related to the vesting of share-based compensation awards. These benefits were partially offset by a $1.5 million reduction in certain tax credits, including the prior year WOTC for new hires.
Our income taxes for the three and six months ended April 30, 2017 were favorably impacted by $2.1 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 WOTC for new hires.

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
T&M
T&M combines our legacy Industrial & Manufacturing business, which was previously included in our B&I segment, with our legacy High Tech industry group, which was previously reported as part of our legacy Emerging Industries Group. T&M provides janitorial, facilities engineering, and parking services.

Education
Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities. This business was previously reported as part of our legacy Emerging Industries Group.

Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.
Healthcare
Healthcare offers janitorial, facilities management, clinical engineering, food and nutrition, laundry and linen, parking and guest services, and patient transportation services at traditional hospitals and non-acute facilities. This business was previously reported as part of our legacy Emerging Industries Group.

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Revenues
Business & Industry	$723.2	$637.5	$1,445.3	$1,293.0
Aviation	245.4	232.1	501.6	464.0
Technology & Manufacturing	227.5	161.4	459.5	332.9
Education	206.3	65.2	412.6	132.2
Technical Solutions	108.5	110.8	212.5	218.5
Healthcare	69.9	60.6	137.6	122.3
Government Services	—	42.9	—	74.3
	$1,580.8	$1,310.5	$3,169.2	$2,637.2
Operating profit (loss)
Business & Industry	$43.5	$36.0	$72.0	$63.2
Aviation	5.1	6.8	10.9	11.4
Technology & Manufacturing	16.0	12.1	32.9	24.8
Education	10.6	3.6	19.8	7.2
Technical Solutions	7.5	10.2	13.0	18.1
Healthcare	2.7	2.4	5.4	4.9
Government Services	—	18.2	(0.8)	20.0
Corporate	(37.1)	(36.4)	(84.5)	(71.0)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.0)	(1.1)	(1.6)	(2.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.0)	(0.8)	(2.3)	(1.4)
	45.3	51.0	64.8	74.8
Income from unconsolidated affiliates, net	1.0	0.9	1.6	2.3
Interest expense	(13.8)	(3.0)	(28.1)	(6.3)
Income from continuing operations before income taxes	$32.5	$48.9	$38.2	$70.9
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
2020 Vision Developments in 2018
During the second half of 2018, we expect to continue focusing on certain aspects of our business practices to further build the foundation upon which we deliver leading industry-based facility services. We anticipate that we will continue to roll out enterprise-wide standard operating procedures (the “ABM Way”) and improve the processes around our account planning, labor management, manager development, and safety initiatives. To achieve this, we are focusing on long term, profitable growth relating to both existing clients and targeted opportunities, and we have launched a “Tag Pricer” tool that will help us capture work orders more efficiently. In addition, we continue consolidating our procurement activities and investing in technology platforms to help drive and sustain 2020 Vision performance.

Developments and Trends
Economic Labor Outlook
The U.S. economy continues to demonstrate positive underlying fundamentals, with expanding gross domestic product growth and improving employment conditions, which have led to historically low levels of both unemployment and underemployment across the country. These factors have contributed to the lower availability of qualified labor for our business and higher turnover in certain markets, as our employees have more job opportunities both inside and outside our industry. This in turn has caused, and may continue to cause, higher labor and related personnel costs.
United States Tax Reform
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, represents the most significant overhaul of the U.S. tax code in more than 30 years. Among other provisions, the Tax Act provides for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Since we have an October 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for fiscal 2018 and 21% for subsequent fiscal years. Other provisions under the Tax Act will not be effective for us until fiscal 2019, including limitations on deductibility of interest and executive compensation as well as a new minimum tax on

Global Intangible Low-Taxed Income (“GILTI”). As a result, in 2019 we expect our effective tax rate to increase from the 2018 rate. The estimated impact of the Tax Act, as summarized below for the six months ended April 30, 2018, is further described in Note 11, “Income Taxes,” in the Financial Statements.

Six Months Ended
(in millions)	April 30, 2018
Remeasurement of U.S. deferred tax assets and liabilities	$28.7
Transition tax on non-U.S. subsidiaries’ earnings	(7.0)
Total impact of the Tax Act on the benefit for income taxes	$21.7
Due to the complexities of implementing the provisions of the Tax Act, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. We continue to analyze certain aspects of the Tax Act and refine our calculation of the impact on our deferred tax balances, which could potentially affect the measurement of these balances. The provisional amount recorded is based on our estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The final impact related to the one-time transition tax may differ from our current estimate due to the complexity of calculating and supporting U.S. tax attributes involved in foreign tax credit calculations, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components. Changes to our estimates over the one-year measurement period could be material due to, among other things: changes in interpretations of the Tax Act; future legislative action to address questions that arise from the Tax Act; changes in accounting standards for income taxes or related interpretations in response to the Tax Act; or any updates or changes to estimates we have utilized to calculate the provisional amounts. We did not record any changes to the provisional amounts during the three months ended April 30, 2018.
Beginning in fiscal year 2019, provisions under GILTI could result in incremental U.S. federal tax on our foreign subsidiaries’ income in excess of an allowed return on certain tangible property. The Financial Accounting Standards Board has determined that filers have a policy choice to account for this tax on either a period basis or a deferred tax basis. We are still evaluating the impacts of GILTI on our business model and have not yet made any accounting adjustments or policy decisions regarding this new source of incremental U.S. taxable income.
GCA Services Group
On September 1, 2017, we acquired GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities, for approximately $1.3 billion, consisting of $837.5 million in cash (revised during the second quarter of 2018 to reflect a post-closing purchase price adjustment related to a net working capital settlement) and approximately 9.4 million shares of ABM common stock with a fair value of $421.3 million at closing. Refer to Note 3, “Acquisitions,” in the Financial Statements for more information on this transaction.
Our consolidated statements of comprehensive income (loss) and statements of cash flows include GCA’s results of operations in the three and six months ended April 30, 2018, but exclude GCA’s results of operations in the three and six months ended April 30, 2017, as that was prior to the acquisition date. During the three and six months ended April 30, 2018, we recognized total incremental revenues from GCA of $256.4 million and $508.0 million, respectively, as summarized below.

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2018	April 30, 2018
Education	$141.5	$281.9
Technology & Manufacturing	60.6	119.2
Business & Industry	42.5	83.2
Healthcare	7.6	15.1
Aviation	4.3	8.6
Total	$256.4	$508.0

Following this acquisition, we initiated a restructuring program to achieve cost synergies from our combined operations. We include these costs within corporate expenses. We do not expect to incur significant severance expenses related to GCA restructuring in the future.

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2018	April 30, 2018	Cumulative
Employee Severance	$0.7	$9.5	$11.2
Other Project Fees	2.6	3.5	3.5
External Support Fees	—	2.0	2.0
Total	$3.3	$15.0	$16.6
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

T&M combines our legacy Industrial & Manufacturing business, which was previously included in our B&I segment, with our legacy High Tech industry group, which was previously reported as part of our legacy Emerging Industries Group. T&M provides janitorial, facilities engineering, and parking services.

Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities. This business was previously reported as part of our legacy Emerging Industries Group.

Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Healthcare offers janitorial, facilities management, clinical engineering, food and nutrition, laundry and linen, parking and guest services, and patient transportation services at traditional hospitals and non-acute facilities. This business was previously reported as part of our legacy Emerging Industries Group.

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
Based on the results of the actuarial review and subsequent developments, at January 31, 2018 we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $2.0 million. As we continue to see a similar trend in adverse developments, at April 30, 2018 we increased our reserves by an additional $2.0 million. For the six months ended April 30, 2018, the total increase to our reserves for claims related to prior periods was $4.0 million. This adjustment was $6.0 million lower than the total adjustment related to prior year claims of $10.0 million during the six months ended April 30, 2017. During the third quarter of 2018, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using updated claims data, and these evaluations may lead to further adjustments to our insurance reserves.
Key Financial Highlights

•
Revenues increased by $270.3 million, or 20.6%, including $256.4 million of incremental revenues from the GCA acquisition, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017.

•
Operating profit decreased by $5.7 million, or 11.2%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The decrease in operating profit is primarily attributable to higher amortization expense and incremental selling, general and administrative expenses associated with the GCA acquisition, the absence of the impairment recovery recognized during the three months ended April 30, 2017, and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by higher operating profit in our Education and T&M segments associated with the GCA acquisition.

•
Interest expense increased by $10.8 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility.

•	Our income taxes from continuing operations for the six months ended April 30, 2018 were favorably impacted by a net discrete tax benefit of $21.7 million related to the Tax Act.

•	Net cash provided by operating activities was $133.3 million during the six months ended April 30, 2018.

•	Dividends of $23.0 million were paid to shareholders, and dividends totaling $0.350 per common share were declared during the six months ended April 30, 2018.

•
At April 30, 2018, total outstanding borrowings under our credit facility were $1.1 billion, and we had up to $404.5 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $313.4 million.

Results of Operations

Three Months Ended April 30, 2018 Compared with the Three Months Ended April 30, 2017
Consolidated

	Three Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$1,580.8	$1,310.5	$270.3	20.6%
Operating expenses	1,405.8	1,164.6	241.2	20.7%
Gross margin	11.1%	11.1%	(6) bps
Selling, general and administrative expenses	107.8	100.7	7.1	7.0%
Restructuring and related expenses	5.3	5.8	(0.5)	(8.4)%
Amortization of intangible assets	16.7	5.8	10.9	NM*
Impairment recovery	—	(17.4)	17.4	NM*
Operating profit	45.3	51.0	(5.7)	(11.2)%
Income from unconsolidated affiliates, net	1.0	0.9	0.1	8.0%
Interest expense	(13.8)	(3.0)	(10.8)	NM*
Income from continuing operations before income taxes	32.5	48.9	(16.4)	(33.6)%
Income tax provision	(7.1)	(17.3)	10.2	58.9%
Income from continuing operations	25.4	31.6	(6.2)	(19.8)%
Income (loss) from discontinued operations, net of taxes	1.2	(0.4)	1.6	NM*
Net income	26.6	31.3	(4.7)	(14.9)%
Other comprehensive income (loss)
Change in fair value of interest rate swaps	4.6	—	4.6	NM*
Foreign currency translation	(4.5)	3.0	(7.5)	NM*
Income tax provision	(1.2)	—	(1.2)	NM*
Comprehensive income	$25.5	$34.3	$(8.8)	(25.6)%

*Not meaningful
Revenues
Revenues increased by $270.3 million, or 20.6%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase in revenues was primarily attributable to $256.4 million of incremental revenues from the GCA acquisition as well as organic growth in B&I. This increase was partially offset by the sale of our Government Services business on May 31, 2017.
Operating Expenses
Operating expenses increased by $241.2 million, or 20.7%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase was primarily attributable to $227.6 million of incremental operating expenses from the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. Gross margin remained relatively flat at 11.1%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.1 million, or 7.0%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase in selling, general and administrative expenses was primarily related to:

•	$9.9 million of incremental expenses related to the GCA acquisition;

•	a $3.1 million increase in legal settlement costs; and

•	a $2.5 million increase in technology investments.
This increase was partially offset by:

•	a $2.9 million decrease in compensation and related expenses mainly due to the reversal of certain incentive plans;

•	a $2.8 million decrease in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2018; and

•	a $1.0 million decrease in rental expense due to office consolidations in the prior year.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $0.5 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, as a result of the completion of our 2020 Vision organizational realignment, partially offset by restructuring related to the GCA acquisition.
Amortization of Intangible Assets
Amortization of intangible assets increased by $10.9 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, as a result of the amortization of acquired intangible assets associated with the GCA acquisition.
Impairment Recovery
On May 31, 2017, we sold our Government Services business for $35.5 million. Based on the initial offer of $35.0 million received during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets.
Interest Expense
Interest expense increased by $10.8 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility.
Income Taxes from Continuing Operations
The effective tax rates on income from continuing operations for the three months ended April 30, 2018 and 2017 were 21.8% and 35.3%, respectively. The effective tax rate for the three months ended April 30, 2018 was favorably impacted by the reduction of the federal corporate income tax rate as a result of the Tax Act and by a discrete tax benefit of $2.0 million related to tax deductions on energy efficient government buildings, partially offset by a $1.5 million reduction in certain tax credits, including the prior year Work Opportunity Tax Credits (“WOTC”) for new hires.
Discontinued Operations, Net of Taxes
During the three months ended April 30, 2018 we had income from discontinued operations, net of taxes, of $1.2 million, compared with a loss from discontinued operations, net of taxes, of $0.4 million during the three months ended April 30, 2017, a change of $1.6 million. This change was due to an insurance reimbursement on a legal settlement received during the three months ended April 30, 2018.

Change in Fair Value of Interest Rate Swaps
The fair value of interest rate swaps increased by $4.6 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase was primarily due to rising interest rates and an increase in the notional amount of interest rate swaps. In November 2017, we entered into three additional interest rate swaps with a combined notional amount of $500.0 million and fixed interest rates of 1.65% and 1.69%. During April 2018, we elected to terminate all of our interest rate swaps and received cash proceeds of $25.9 million. We will amortize the resulting gain from accumulated other comprehensive income (loss) (“AOCI”) to interest expense over the term of our Credit Facility.
Foreign Currency Translation
During the three months ended April 30, 2018 we recognized as a component of our comprehensive income a foreign currency translation loss of $4.5 million compared with a gain of $3.0 million during the three months ended April 30, 2017. This change was related to the strengthening of the U.S. Dollar (“USD”) against the Great Britain Pound (“GBP”) during the three months ended April 30, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues
Business & Industry	$723.2	$637.5	$85.7	13.4%
Aviation	245.4	232.1	13.3	5.8%
Technology & Manufacturing	227.5	161.4	66.1	41.0%
Education	206.3	65.2	141.1	NM*
Technical Solutions	108.5	110.8	(2.3)	(2.1)%
Healthcare	69.9	60.6	9.3	15.3%
Government Services	—	42.9	(42.9)	NM*
	$1,580.8	$1,310.5	$270.3	20.6%
Operating profit (loss)
Business & Industry	$43.5	$36.0	$7.5	20.7%
Operating profit margin	6.0%	5.7%	36 bps
Aviation	5.1	6.8	(1.7)	(24.4)%
Operating profit margin	2.1%	2.9%	(83) bps
Technology & Manufacturing	16.0	12.1	3.9	32.0%
Operating profit margin	7.0%	7.5%	(48) bps
Education	10.6	3.6	7.0	NM*
Operating profit margin	5.1%	5.5%	(40) bps
Technical Solutions	7.5	10.2	(2.7)	(26.1)%
Operating profit margin	7.0%	9.2%	(226) bps
Healthcare	2.7	2.4	0.3	8.9%
Operating profit margin	3.8%	4.0%	(22) bps
Government Services	—	18.2	(18.2)	NM*
Operating profit margin	NM*	42.3%	NM*
Corporate	(37.1)	(36.4)	(0.7)	1.8%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.0)	(1.1)	0.1	8.1%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.0)	(0.8)	(1.2)	NM*
	$45.3	$51.0	$(5.7)	(11.2)%

*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2018	2017	Increase
Revenues	$723.2	$637.5	$85.7	13.4%
Operating profit(1)	43.5	36.0	7.5	20.7%
Operating profit margin	6.0%	5.7%	36 bps
(1) The three months ended April 30, 2018 includes $1.9 million of amortization expense related to the GCA acquisition.
B&I revenues increased by $85.7 million, or 13.4%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase was primarily attributable to net new janitorial business, including new contract wins in the U.K. and expansion of existing accounts, and incremental revenues from the GCA acquisition of $42.5 million. Management reimbursement revenues for this segment totaled $63.5 million and $58.1 million for the three months ended April 30, 2018 and 2017, respectively.

Operating profit increased by $7.5 million, or 20.7%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Operating profit margin increased by 36 bps to 6.0% in the three months ended April 30, 2018 from 5.7% in the three months ended April 30, 2017. The increase in operating profit margin was primarily associated with a non-recurring adjustment related to a client account and the management of selling, general and administrative expenses. This increase was partially offset by lower margins on Vehicle Services Contracts and certain janitorial accounts, as well as an increase in amortization expense related to the GCA acquisition. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor, which allows us to manage labor costs more efficiently.

Aviation
	Three Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$245.4	$232.1	$13.3	5.8%
Operating profit	5.1	6.8	(1.7)	(24.4)%
Operating profit margin	2.1%	2.9%	(83) bps
Aviation revenues increased by $13.3 million, or 5.8%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase was primarily attributable to organic growth in parking and transportation and to incremental revenues of $4.3 million from the GCA acquisition. This increase was partially offset by the loss of certain accounts. Management reimbursement revenues for this segment totaled $27.6 million and $16.2 million for the three months ended April 30, 2018 and 2017, respectively.
Operating profit decreased by $1.7 million, or 24.4%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Operating profit margin decreased by 83 bps to 2.1% in the three months ended April 30, 2018 from 2.9% in the three months ended April 30, 2017. The decrease in operating profit margin was primarily attributable to lower margins and operational issues on certain accounts and an increase in legal settlement costs. This decrease was partially offset by the termination of an unprofitable contract at the end of 2017.

Technology & Manufacturing
	Three Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$227.5	$161.4	$66.1	41.0%
Operating profit(1)	16.0	12.1	3.9	32.0%
Operating profit margin	7.0%	7.5%	(48) bps
(1) The three months ended April 30, 2018 includes $2.7 million of amortization expense related to the GCA acquisition.
T&M revenues increased by $66.1 million, or 41.0%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase was primarily related to incremental revenues from the GCA acquisition of $60.6 million.
Operating profit increased by $3.9 million, or 32.0%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Operating profit margin decreased by 48 bps to 7.0% in the three months ended April 30, 2018 from 7.5% in the three months ended April 30, 2017. The decrease in operating profit margin was primarily attributable to higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by certain higher margin acquired contracts and the management of selling, general and administrative expenses.

Education
	Three Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$206.3	$65.2	$141.1	NM*
Operating profit(1)	10.6	3.6	7.0	NM*
Operating profit margin	5.1%	5.5%	(40) bps

*Not meaningful
(1) The three months ended April 30, 2018 includes $6.5 million of amortization expense related to the GCA acquisition.
Education revenues increased by $141.1 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The increase was attributable to incremental revenues from the GCA acquisition of $141.5 million.
Operating profit increased by $7.0 million during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Operating profit margin decreased by 40 bps to 5.1% in the three months ended April 30, 2018 from 5.5% in the three months ended April 30, 2017. The decrease in operating profit margin was primarily associated with higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by certain higher margin acquired contracts and the management of selling, general and administrative expenses.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2018	2017	Decrease
Revenues	$108.5	$110.8	$(2.3)	(2.1)%
Operating profit	7.5	10.2	(2.7)	(26.1)%
Operating profit margin	7.0%	9.2%	(226) bps
Technical Solutions revenues decreased by $2.3 million, or 2.1%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. This decrease was primarily attributable to the timing of new project bookings and the completion of certain bundled energy solutions projects.
Operating profit decreased by $2.7 million, or 26.1%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Operating profit margin decreased by 226 bps to 7.0% in the three months ended April 30, 2018 from 9.2% in the three months ended April 30, 2017. The decrease in operating profit margin was primarily attributable to the investment in sales personnel and the loss of certain higher margin contracts in our U.K. business. This decrease was partially offset by higher tax deductions for energy efficient government building projects.

Healthcare
	Three Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$69.9	$60.6	$9.3	15.3%
Operating profit	2.7	2.4	0.3	8.9%
Operating profit margin	3.8%	4.0%	(22) bps
Healthcare revenues increased by $9.3 million, or 15.3%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. This increase was primarily attributable to incremental revenues from the GCA acquisition of $7.6 million and net new business.
Operating profit increased by $0.3 million, or 8.9%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Operating profit margin decreased by 22 bps to 3.8% in the three months ended April 30, 2018 from 4.0% in the three months ended April 30, 2017. This decrease was primarily attributable to lower margin new business, partially offset by the management of selling, general and administrative expenses.

Corporate
	Three Months Ended April 30,
($ in millions)	2018	2017	Increase
Corporate expenses	$37.1	$36.4	$0.7	1.8%
Corporate expenses increased by $0.7 million, or 1.8%, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. While corporate expenses were relatively flat, there were increases in corporate expenses primarily related to:

•	a $3.1 million increase in legal settlement costs;

•	a $2.5 million increase in technology investments; and

•	a $0.8 million increase in expenses related to certain incentive plans due to the timing of awards.
However, these increases were partially offset by:

•	a $3.0 million lower adjustment to self-insurance reserves related to prior year claims as a result of an actuarial review completed in the three months ended January 31, 2018; and

•	a $2.8 million decrease in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2018.

Results of Operations
Six Months Ended April 30, 2018 Compared with the Six Months Ended April 30, 2017
Consolidated

	Six Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$3,169.2	$2,637.2	$532.0	20.2%
Operating expenses	2,835.1	2,359.7	475.4	20.1%
Gross margin	10.5%	10.5%	2 bps
Selling, general and administrative expenses	216.8	198.0	18.8	9.5%
Restructuring and related expenses	19.6	10.8	8.8	81.4%
Amortization of intangible assets	32.9	11.3	21.6	NM*
Impairment recovery	—	(17.4)	17.4	NM*
Operating profit	64.8	74.8	(10.0)	(13.4)%
Income from unconsolidated affiliates, net	1.6	2.3	(0.7)	(33.0)%
Interest expense	(28.1)	(6.3)	(21.8)	NM*
Income from continuing operations before income taxes	38.2	70.9	(32.7)	(46.1)%
Income tax benefit (provision)	15.1	(23.2)	38.3	NM*
Income from continuing operations	53.3	47.7	5.6	11.8%
Income (loss) from discontinued operations, net of taxes	1.1	(73.2)	74.3	NM*
Net income (loss)	54.4	(25.5)	79.9	NM*
Other comprehensive income (loss)
Change in fair value of interest rate swaps	23.2	2.6	20.6	NM*
Foreign currency translation	5.0	6.3	(1.3)	(20.9)%
Income tax provision	(6.3)	(1.1)	(5.2)	NM*
Comprehensive income (loss)	$76.3	$(17.6)	93.9	NM*

*Not meaningful
Revenues
Revenues increased by $532.0 million, or 20.2%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase in revenues was primarily attributable to $510.3 million of incremental revenues from acquisitions, mainly GCA, as well as organic growth in B&I and Aviation. This increase was partially offset by the sale of our Government Services business on May 31, 2017.
Operating Expenses
Operating expenses increased by $475.4 million, or 20.1%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase was primarily attributable to $452.7 million of incremental operating expenses from the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. Gross margin remained relatively flat at 10.5%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $18.8 million, or 9.5%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase in selling, general and administrative expenses was primarily related to:

•	$20.3 million of incremental expenses related to the GCA acquisition; and

•	a $6.2 million increase in technology investments.
This increase was partially offset by:

•	a $2.8 million decrease in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2018;

•	a $2.6 million decrease in compensation and related expenses mainly due to the reversal of certain incentive plans; and

•	a $1.5 million decrease in rental expense due to office consolidations in the prior year.
Restructuring and Related Expenses
Restructuring and related expenses increased by $8.8 million, or 81.4%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, as a result of restructuring related to the GCA acquisition.
Amortization of Intangible Assets
Amortization of intangible assets increased by $21.6 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, as a result of the amortization of acquired intangible assets associated with the GCA acquisition.
Impairment Recovery
On May 31, 2017, we sold our Government Services business for $35.5 million. Based on the initial offer of $35.0 million received during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets.
Interest Expense
Interest expense increased by $21.8 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility.
Income Taxes from Continuing Operations
During the six months ended April 30, 2018 we had an income tax benefit of $15.1 million, compared with an income tax provision of $23.2 million during the six months ended April 30, 2017. The 2018 period benefited from a net discrete tax benefit of $21.7 million related to the Tax Act, $2.3 million related to tax deductions on energy efficient government buildings, and $1.5 million of excess tax benefits related to the vesting of share-based compensation awards. These benefits were partially offset by a $1.5 million reduction in certain tax credits, including the prior year WOTC for new hires. The 2017 period was favorably impacted by $2.1 million of excess tax benefits related to the vesting of share-based compensation awards and the 2017 WOTC for new hires.
Discontinued Operations, Net of Taxes
During the six months ended April 30, 2018 we had income from discontinued operations, net of taxes, of $1.1 million, compared with a loss from discontinued operations, net of taxes, of $73.2 million during the six months ended April 30, 2017, a change of $74.3 million. This change was due to an insurance reimbursement on a legal settlement received during the six months ended April 30, 2018, compared with a legal reserve established in the prior year in connection with certain legal settlement agreements.

Change in Fair Value of Interest Rate Swaps
The fair value of interest rate swaps increased by $20.6 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase was primarily due to rising interest rates and an increase in the notional amount of interest rate swaps. In November 2017, we entered into three additional interest rate swaps with a combined notional amount of $500.0 million and fixed interest rates of 1.65% and 1.69%. During April 2018, we elected to terminate all of our interest rate swaps and received cash proceeds of $25.9 million. We will amortize the resulting gain from AOCI to interest expense over the term of our Credit Facility.
Foreign Currency Translation
Foreign currency translation gain decreased by $1.3 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This decrease was related to the strengthening of the USD against the GBP during the six months ended April 30, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues
Business & Industry	$1,445.3	$1,293.0	$152.3	11.8%
Aviation	501.6	464.0	37.6	8.1%
Technology & Manufacturing	459.5	332.9	126.6	38.0%
Education	412.6	132.2	280.4	NM*
Technical Solutions	212.5	218.5	(6.0)	(2.7)%
Healthcare	137.6	122.3	15.3	12.5%
Government Services	—	74.3	(74.3)	NM*
	$3,169.2	$2,637.2	$532.0	20.2%
Operating profit (loss)
Business & Industry	$72.0	$63.2	$8.8	14.0%
Operating profit margin	5.0%	4.9%	10 bps
Aviation	10.9	11.4	(0.5)	(4.2)%
Operating profit margin	2.2%	2.4%	(28) bps
Technology & Manufacturing	32.9	24.8	8.1	32.8%
Operating profit margin	7.2%	7.4%	(28) bps
Education	19.8	7.2	12.6	NM*
Operating profit margin	4.8%	5.5%	(69) bps
Technical Solutions	13.0	18.1	(5.1)	(28.0)%
Operating profit margin	6.1%	8.3%	(215) bps
Healthcare	5.4	4.9	0.5	9.5%
Operating profit margin	3.9%	4.0%	(11) bps
Government Services	(0.8)	20.0	(20.8)	NM*
Operating profit margin	NM*	27.0%	NM*
Corporate	(84.5)	(71.0)	(13.5)	(19.0)%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(1.6)	(2.4)	0.8	32.0%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.3)	(1.4)	(0.9)	68.7%
	$64.8	$74.8	$(10.0)	(13.4)%

*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2018	2017	Increase
Revenues	$1,445.3	$1,293.0	$152.3	11.8%
Operating profit(1)	72.0	63.2	8.8	14.0%
Operating profit margin	5.0%	4.9%	10 bps
(1) The six months ended April 30, 2018 includes $3.7 million of amortization expense related to the GCA acquisition.
B&I revenues increased by $152.3 million, or 11.8%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase was primarily attributable to incremental revenues from the GCA acquisition of $83.2 million and net new janitorial business, including new contract wins in the U.K. and the expansion of existing accounts. Management reimbursement revenues for this segment totaled $126.5 million and $115.9 million for the six months ended April 30, 2018 and 2017, respectively.

Operating profit increased by $8.8 million, or 14.0%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Operating profit margin increased by 10 bps to 5.0% in the six months ended April 30, 2018 from 4.9% in the six months ended April 30, 2017. The increase in operating profit margin was primarily associated with the management of selling, general and administrative expenses. This increase was partially offset by lower margins on Vehicle Services Contracts and certain janitorial accounts, as well as an increase in amortization expense related to the GCA acquisition. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor, which allows us to manage labor costs more efficiently.

Aviation
	Six Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$501.6	$464.0	$37.6	8.1%
Operating profit	10.9	11.4	(0.5)	(4.2)%
Operating profit margin	2.2%	2.4%	(28) bps
Aviation revenues increased by $37.6 million, or 8.1%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase was primarily attributable to organic growth in parking and transportation and to incremental revenues of $8.6 million from the GCA acquisition. This increase was partially offset by the loss of certain accounts. Management reimbursement revenues for this segment totaled $53.1 million and $32.7 million for the six months ended April 30, 2018 and 2017, respectively.
Operating profit decreased by $0.5 million, or 4.2%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Operating profit margin decreased by 28 bps to 2.2% in the six months ended April 30, 2018 from 2.4% in the six months ended April 30, 2017. The decrease in operating profit margin was primarily attributable to lower margins and operational issues on certain accounts. This decrease was partially offset by the termination of an unprofitable contract at the end of 2017 and the management of selling, general and administrative expenses.

Technology & Manufacturing
	Six Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$459.5	$332.9	$126.6	38.0%
Operating profit(1)	32.9	24.8	8.1	32.8%
Operating profit margin	7.2%	7.4%	(28) bps
(1) The six months ended April 30, 2018 includes $5.2 million of amortization expense related to the GCA acquisition.
T&M revenues increased by $126.6 million, or 38.0%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase was primarily related to incremental revenues from the GCA acquisition of $119.2 million.
Operating profit increased by $8.1 million, or 32.8%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Operating profit margin decreased by 28 bps to 7.2% in the six months ended April 30, 2018 from 7.4% in the six months ended April 30, 2017. The decrease in operating profit margin was primarily attributable to higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by certain higher margin acquired contracts.

Education
	Six Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$412.6	$132.2	$280.4	NM*
Operating profit(1)	19.8	7.2	12.6	NM*
Operating profit margin	4.8%	5.5%	(69) bps

*Not meaningful
(1) The six months ended April 30, 2018 includes $12.8 million of amortization expense related to the GCA acquisition.
Education revenues increased by $280.4 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase was attributable to incremental revenues from the GCA acquisition of $281.9 million.
Operating profit increased by $12.6 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Operating profit margin decreased by 69 bps to 4.8% in the six months ended April 30, 2018 from 5.5% in the six months ended April 30, 2017. The decrease in operating profit margin was primarily associated with higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by certain higher margin acquired contracts and the management of selling, general and administrative expenses.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2018	2017	Decrease
Revenues	$212.5	$218.5	$(6.0)	(2.7)%
Operating profit	13.0	18.1	(5.1)	(28.0)%
Operating profit margin	6.1%	8.3%	(215) bps
Technical Solutions revenues decreased by $6.0 million, or 2.7%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This decrease was primarily attributable to the timing of new project bookings and the completion of certain bundled energy solutions projects.
Operating profit decreased by $5.1 million, or 28.0%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Operating profit margin decreased by 215 bps to 6.1% in the six months ended April 30, 2018 from 8.3% in the six months ended April 30, 2017. The decrease in operating profit margin was primarily attributable to the investment in sales personnel and the loss of certain higher margin contracts in our U.K. business. This decrease was partially offset by favorable margins on certain projects in our U.S. business and higher tax deductions for energy efficient government building projects.

Healthcare
	Six Months Ended April 30,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$137.6	$122.3	$15.3	12.5%
Operating profit	5.4	4.9	0.5	9.5%
Operating profit margin	3.9%	4.0%	(11) bps
Healthcare revenues increased by $15.3 million, or 12.5%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This increase was primarily attributable to incremental revenues from the GCA acquisition of $15.1 million and net new business.
Operating profit increased by $0.5 million, or 9.5%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Operating profit margin decreased by 11 bps to 3.9% in the six months ended April 30, 2018 from 4.0% in the six months ended April 30, 2017. This decrease was primarily attributable to lower margin new business, partially offset by the management of selling, general and administrative expenses.

Corporate
	Six Months Ended April 30,
($ in millions)	2018	2017	Increase
Corporate expenses	$84.5	$71.0	$13.5	19.0%
Corporate expenses increased by $13.5 million, or 19.0%, during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase in corporate expenses was primarily related to:

•	$8.8 million higher restructuring and related costs as a result of the GCA acquisition;

•	a $6.2 million increase in technology investments;

•
$2.9 million higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives, which was reduced by a reversal of certain incentive plans;

•	a $1.6 million increase in legal settlement costs; and

•	$1.2 million of acquisition costs related to the GCA acquisition.
This increase was partially offset by:

•	a $6.0 million lower adjustment to self-insurance reserves related to prior year claims as a result of an actuarial review completed in the three months ended January 31, 2018; and

•	a $2.8 million decrease in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2018.

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
Our ability to draw down available capacity under the Credit Facility is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.75 to 1.0 that steps down to 3.50 to 1.0 by July 2020 and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At April 30, 2018, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the first quarter, we made $20.0 million of principal payments under the Credit Facility. At April 30, 2018, the total outstanding amounts under the Credit Facility in the form of cash borrowings and standby letters of credit were $1.1 billion and $145.5 million, respectively. At April 30, 2018, we had up to $404.5 million of borrowing capacity under the Credit Facility, however covenant restrictions limited our actual borrowing capacity to $313.4 million.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to state income taxes or foreign withholding taxes have been recognized.

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the six months ended April 30, 2018. At April 30, 2018, authorization for $134.1 million of repurchases remained under our share repurchase program. Additional repurchases are not likely in the near future.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $133.3 million during the six months ended April 30, 2018. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Six Months Ended April 30,
(in millions)	2018	2017
Net cash provided by operating activities	$133.3	$48.1
Net cash used in investing activities	(24.4)	(46.0)
Net cash used in financing activities	(102.7)	(0.5)
Operating Activities
Net cash provided by operating activities increased by $85.2 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This increase was primarily related to the timing of client receivable collections and proceeds from the termination of our interest rate swaps. This increase was partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities decreased by $21.6 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The decrease was primarily related to an $18.6 million year-over-year decrease in cash paid, net of cash acquired, for acquisitions.
Financing Activities
Net cash used in financing activities increased by $102.2 million during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This increase was primarily related to higher repayments of our borrowings of $82.1 million.

Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At April 30, 2018, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $8.4 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740).
This ASU incorporates the provisions of SAB 118 into the accounting standards codification. SAB 118 provides guidance on accounting for tax effects of the Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting.
This standard became effective upon issuance.
We applied SAB 118 to our financial statements upon its original issuance in December 2017, prior to the codification in ASC 740. Refer to Note 11, “Income Taxes,” in the Financial Statements for a discussion of the impacts of the Tax Act on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SAB No. 117 and SEC Release No. 33-9273.

This ASU deletes ASC 320-10-S99-1, which had codified SAB Topic 5.M, and also removes special requirements in SEC Regulation S-X Rule 3A-05 for public utility holding companies. In November 2017, the SEC issued SAB 117 to bring its existing guidance into conformity with Topic 321, Investments—Equity Securities. SAB 117 states that SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Equity Securities, is no longer applicable upon adoption of ASC 321.
		November 1, 2018	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	This ASU permits an entity to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income into retained earnings.	This standard will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.	We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	This ASU better aligns accounting rules with a company’s risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment.	We early adopted this standard in the first quarter of 2018 using a modified retrospective approach.	Our adoption of this guidance did not have a material impact on our current hedging arrangements or on the disclosures related to such arrangements.

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
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

To assess the impact of this standard, we have established a cross-functional implementation team consisting of representatives from all of our operating segments. The implementation team is analyzing our contract portfolio to identify potential differences that would result from applying the requirements of this new standard. In addition, we are in the process of identifying and implementing the appropriate changes to our business processes and controls to support recognition and disclosure under this new standard. We expect the largest impact to our consolidated financial statements will result from the new qualitative and quantitative disclosures that will be required upon adoption of this new standard. Additionally, the accounting for certain direct and incremental contract costs is significantly different from our current capitalization policy; however, the impact of this difference is currently unknown. We are continuing to evaluate the impact of this ASU and an estimate of the impact to our consolidated financial statements cannot be made at this time. We expect to adopt using the modified retrospective approach, under which we will present the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at the adoption date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During April 2018, we elected to terminate all of our interest rate swaps. We have subsequently entered into new forward-starting interest rate swaps that are effective November 1, 2018. Refer to Note 9, “Credit Facility,” in the unaudited consolidated financial statements and the accompanying notes. There are no other material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2017.
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
There were no other changes in our internal control over financial reporting during the second quarter of 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. During the six months ended April 30, 2018, there were no share repurchases. At April 30, 2018, authorization for $134.1 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1*	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 8, 2018)
31.1‡	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement.

‡	Indicates filed herewith

†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 7, 2018	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 7, 2018	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)