Form 10-Q
period 2018-07-31
ABM INDUSTRIES INC /DE/
filed 2018-09-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 4, 2018: 65,851,793

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2018	October 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$46.0	$62.8
Trade accounts receivable, net of allowances of $14.1 and $25.5 at July 31, 2018 and October 31, 2017, respectively	1,046.0	1,038.1
Prepaid expenses	110.4	101.8
Other current assets	38.2	32.8
Total current assets	1,240.6	1,235.5
Other investments	17.4	17.6
Property, plant and equipment, net of accumulated depreciation of $163.8 and $136.4 at July 31, 2018 and October 31, 2017, respectively	142.8	143.1
Other intangible assets, net of accumulated amortization of $238.4 and $189.1 at July 31, 2018 and October 31, 2017, respectively	369.6	430.1
Goodwill	1,864.3	1,864.2
Other noncurrent assets	105.8	122.1
Total assets	$3,740.4	$3,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$27.0	$16.9
Trade accounts payable	224.8	230.8
Accrued compensation	170.6	159.9
Accrued taxes—other than income	63.8	52.5
Insurance claims	115.7	112.5
Income taxes payable	5.2	13.4
Other accrued liabilities	162.7	171.8
Total current liabilities	769.8	757.8
Long-term debt, net	998.4	1,161.3
Deferred income tax liability, net	43.5	57.3
Noncurrent insurance claims	393.6	382.9
Other noncurrent liabilities	60.2	61.3
Noncurrent income taxes payable	18.4	16.3
Total liabilities	2,283.9	2,436.9
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 65,833,297 and 65,502,568 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	0.7	0.7
Additional paid-in capital	688.3	675.2
Accumulated other comprehensive loss, net of taxes	(5.7)	(20.3)
Retained earnings	773.2	720.1
Total stockholders’ equity	1,456.4	1,375.7
Total liabilities and stockholders’ equity	$3,740.4	$3,812.6

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues	$1,624.3	$1,318.4	$4,793.5	$3,955.6
Operating expenses	1,446.7	1,184.5	4,281.8	3,544.1
Selling, general and administrative expenses	110.0	101.3	326.8	299.2
Restructuring and related expenses	2.9	5.2	22.5	16.0
Amortization of intangible assets	16.6	6.1	49.5	17.4
Impairment recovery and gain on sale	—	(1.1)	—	(18.5)
Operating profit	48.1	22.6	112.9	97.4
Income from unconsolidated affiliates, net	1.0	1.2	2.5	3.6
Interest expense	(12.9)	(2.8)	(41.0)	(9.1)
Income from continuing operations before income taxes	36.1	21.0	74.4	91.9
Income tax (provision) benefit	(2.4)	11.9	12.7	(11.3)
Income from continuing operations	33.7	32.9	87.1	80.6
(Loss) income from discontinued operations, net of taxes	(0.1)	—	1.0	(73.2)
Net income	33.6	32.9	88.1	7.4
Other comprehensive income (loss)
Interest rate swaps	(1.2)	(0.3)	22.0	2.3
Foreign currency translation	(6.5)	3.6	(1.5)	9.8
Income tax benefit (provision)	0.3	0.1	(5.9)	(0.9)
Comprehensive income	$26.2	$36.3	$102.6	$18.6
Net income per common share — Basic
Income from continuing operations	$0.51	$0.59	$1.32	$1.44
Income (loss) from discontinued operations	—	—	0.02	(1.31)
Net income	$0.51	$0.59	$1.33	$0.13
Net income per common share — Diluted
Income from continuing operations	$0.51	$0.58	$1.31	$1.42
Income (loss) from discontinued operations	—	—	0.02	(1.29)
Net income	$0.51	$0.58	$1.33	$0.13
Weighted-average common and common equivalent shares outstanding
Basic	66.1	56.1	66.0	56.0
Diluted	66.3	56.6	66.3	56.6
Dividends declared per common share	$0.175	$0.170	$0.525	$0.510
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$88.1	$7.4
(Income) loss from discontinued operations, net of taxes	(1.0)	73.2
Income from continuing operations	87.1	80.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	86.1	43.4
Proceeds from termination of interest rate swaps	25.9	—
Impairment recovery and gain on sale	—	(18.5)
Deferred income taxes	(19.5)	8.9
Share-based compensation expense	13.1	10.3
Provision for bad debt	4.5	2.7
Discount accretion on insurance claims	0.6	0.1
Loss (gain) on sale of assets	0.5	(2.4)
Income from unconsolidated affiliates, net	(2.5)	(3.6)
Distributions from unconsolidated affiliates	0.1	5.7
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(12.6)	(69.5)
Prepaid expenses and other current assets	(7.1)	(14.9)
Other noncurrent assets	14.5	(8.3)
Trade accounts payable and other accrued liabilities	9.0	15.6
Insurance claims	12.7	32.5
Income taxes payable	(5.0)	(7.7)
Other noncurrent liabilities	(1.0)	7.6
Total adjustments	119.3	2.0
Net cash provided by operating activities of continuing operations	206.4	82.6
Net cash provided by (used in) operating activities of discontinued operations	1.0	(57.2)
Net cash provided by operating activities	207.4	25.3
Cash flows from investing activities
Additions to property, plant and equipment	(37.3)	(42.2)
Proceeds from sale of assets	0.7	1.4
(Adjustments to) and proceeds from sale of business	(1.9)	35.5
Purchase of businesses, net of cash acquired	—	(18.6)
Proceeds from redemption of auction rate security	2.9	—
Investments in unconsolidated affiliates	(0.6)	—
Net cash used in investing activities	(36.3)	(23.9)
Cash flows from financing activities
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(0.3)	2.0
Repurchases of common stock	—	(7.9)
Dividends paid	(34.5)	(28.4)
Deferred financing costs paid	(0.1)	—
Borrowings from credit facility	887.0	671.0
Repayment of borrowings from credit facility	(1,042.1)	(674.6)
Changes in book cash overdrafts	1.1	26.5
Financing of energy savings performance contracts	3.5	6.8
Payment of contingent consideration	—	(3.8)
Repayment of capital lease obligations	(2.3)	(0.3)
Net cash used in financing activities	(187.7)	(8.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.5
Net decrease in cash and cash equivalents	(16.8)	(5.8)
Cash and cash equivalents at beginning of year	62.8	53.5
Cash and cash equivalents at end of period	$46.0	$47.7
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
Acquisition of GCA Services Group
On September 1, 2017 (the “Acquisition Date”), we completed the acquisition of GCA Services Group (“GCA”). Accordingly, our consolidated statements of comprehensive income (loss) and statements of cash flows include GCA’s results of operations in the three and nine months ended July 31, 2018, but exclude GCA’s results of operations in the three and nine months ended July 31, 2017, as that was prior to the Acquisition Date. See Note 3, “Acquisitions,” for further information on the acquisition of GCA.
Government Services
On May 31, 2017, we sold our Government Services business for $35.5 million and recorded a pre-tax gain of $1.1 million during the third quarter of 2017 that was subsequently adjusted to $1.2 million due to a working capital settlement. The reported results for this business are through the date of sale. Future results could include run-off costs associated with this former business.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Business & Industry	$65.0	$59.3	$191.4	$175.2
Aviation	23.8	21.9	76.9	54.7
Healthcare	4.7	4.6	14.6	14.0
Total	$93.5	$85.8	$282.9	$243.8
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
To assess the impact of this standard, we have established a cross-functional implementation team consisting of representatives from all of our operating segments. The implementation team is completing the analysis of our contract portfolio to identify potential differences that would result from applying the requirements of this new standard. In addition, we continue to identify and implement the appropriate changes to our business processes and controls to support revenue recognition and the expanded disclosures required under this new standard. We expect adoption of this standard to have an impact on the timing of revenue recognition related to certain lines of business and the financial statement line item reporting of certain items. Additionally, the accounting for certain direct and incremental contract costs is significantly different from our current capitalization policy; however, the full impact of this difference is currently unknown. We are continuing to evaluate the impact of this standard and an estimate of the impact to our consolidated financial statements cannot be made at this time. We expect to adopt ASC 606 on November 1, 2018 using the modified retrospective approach, under which we will present the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at the adoption date.
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
Preliminary Purchase Price Allocation
Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, the purchase price allocation is subject to, among other items: further analysis of tax accounts, including deferred tax liabilities, and final valuation of identifiable intangible assets. During the nine months ended July 31, 2018, we refined our valuation of customer relationships and certain other estimates.

The following table presents our preliminary estimates of fair values of the assets we acquired and the liabilities we assumed on the date of acquisition as previously reported at year-end 2017 and at the end of the third quarter of 2018.

	As reported at		As reported at
(in millions)	October 31, 2017	Adjustments	July 31, 2018
Cash and cash equivalents	$2.5	$(2.3)	$0.2
Trade accounts receivable(1)	118.1	(0.4)	117.7
Prepaid expenses and other current assets	10.3	(0.3)	10.1
Property, plant and equipment	41.4	0.1	41.5
Customer relationships(2)	340.0	(10.0)	330.0
Trade names(2)	9.0	—	9.0
Goodwill(3)	933.9	0.3	934.2
Other assets	4.2	(0.2)	4.0
Trade accounts payable	(9.1)	(0.4)	(9.6)
Insurance reserves	(35.5)	(0.6)	(36.1)
Income taxes payable	(16.5)	8.2	(8.3)
Accrued liabilities	(36.5)	3.3	(33.1)
Deferred income tax liability, net	(92.6)	—	(92.6)
Other liabilities	(8.1)	—	(8.1)
Net assets acquired	$1,261.3	$(2.4)	$1,258.8
(1) The gross amount of trade accounts receivable was $122.0 million, of which $4.3 million is currently expected to be uncollectible.
(2) The amortization periods for the acquired intangible assets are 15 years for customer relationships and 2 years for trade names.
(3) Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.

Financial Information
For the three and nine months ended July 31, 2018, we recorded revenue related to GCA of $260.0 million and $768.0 million, respectively, and operating profit of $9.8 million and $22.3 million, respectively. The following table presents our unaudited pro forma results as though the GCA acquisition occurred on November 1, 2015. The pro forma results include adjustments for the estimated amortization of intangible assets, interest expense, and the income tax impact of the pro forma adjustments at the statutory rate of 41%. These pro forma results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the pro forma information is not necessarily indicative of the results that would have been achieved if the acquisition had been effective on November 1, 2015.

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2017	July 31, 2017
Pro forma revenue	$1,573.2	$4,712.5
Pro forma income from continuing operations	36.1	82.6
These pro forma results were adjusted to exclude $2.2 million of acquisition-related costs incurred during the three and nine months ended July 31, 2017, which are included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of comprehensive income (loss).
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

4. RESTRUCTURING AND RELATED COSTS

GCA Restructuring
Following the acquisition of GCA, during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies from our combined operations. We incurred the majority of our anticipated severance expense associated with this restructuring program in the first half of 2018. We expect to incur additional charges related to other project fees and rebranding activities in the fourth quarter of 2018.
2020 Vision Restructuring
During the fourth quarter of 2015, our Board of Directors approved a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). As part of the 2020 Vision, we identified key priorities to differentiate ABM in the marketplace, accelerate revenue growth for certain industry groups, and improve our margin profile. We incurred additional expenses primarily related to external support fees and other project fees during the nine months ended July 31, 2018 relating to this strategy. We do not expect to incur significant 2020 Vision restructuring and related expenses in the future, other than in connection with the continued consolidation of our real estate leases.
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2017	Costs Recognized(1)	Payments	Non-Cash Items	Balance, July 31, 2018
Employee severance	$2.7	$10.8	$(8.9)	$—	$4.6
Lease exit costs and asset impairment	2.8	2.5	(1.2)	(1.1)	3.1
Other project fees	0.4	5.1	(4.4)	—	1.1
External support fees	2.5	4.0	(6.5)	—	—
Total	$8.4	$22.5	$(21.0)	$(1.1)	$8.8
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA	$2.0	$12.8	$4.9	$—	$—	$19.6
2020 Vision	30.0	13.5	10.7	7.7	5.2	67.1
Total	$32.0	$26.3	$15.5	$7.7	$5.2	$86.7

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2018	2017	2018	2017
Income from continuing operations	$33.7	$32.9	$87.1	$80.6
(Loss) income from discontinued operations, net of taxes	(0.1)	—	1.0	(73.2)
Net income	$33.6	$32.9	$88.1	$7.4

Weighted-average common and common equivalent shares outstanding — Basic	66.1	56.1	66.0	56.0
Effect of dilutive securities
Restricted stock units	0.1	0.3	0.1	0.3
Stock options	0.1	0.2	0.1	0.2
Performance shares	—	—	—	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.3	56.6	66.3	56.6

Net income per common share — Basic
Income from continuing operations	$0.51	$0.59	$1.32	$1.44
Income (loss) from discontinued operations	—	—	0.02	(1.31)
Net income	$0.51	$0.59	$1.33	$0.13

Net income per common share — Diluted
Income from continuing operations	$0.51	$0.58	$1.31	$1.42
Income (loss) from discontinued operations	—	—	0.02	(1.29)
Net income	$0.51	$0.58	$1.33	$0.13
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Anti-dilutive	0.5	—	0.4	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2018	October 31, 2017
Cash and cash equivalents(1)	1	$46.0	$62.8
Insurance deposits(2)	1	0.6	11.2
Assets held in funded deferred compensation plan(3)	1	2.8	4.6
Credit facility(4)	2	1,036.1	1,191.2
Interest rate swaps(5)	2	—	2.9
Investments in auction rate securities(6)	3	5.0	8.0
Contingent consideration liability(7)	3	0.9	0.9
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
During the nine months ended July 31, 2018, we had no transfers of assets or liabilities between any of the above hierarchy levels.
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

7. AUCTION RATE SECURITIES

At October 31, 2017, we held investments in auction rate securities from two different issuers that had an aggregate original principal amount of $10.0 million and an amortized cost and fair value of $8.0 million. During the third quarter of 2018, we sold one of our auction rate securities with an original par value of $5.0 million and an amortized cost basis of $3.0 million for proceeds of $2.9 million. The resulting loss is included in “Selling, general and administrative expenses” on the accompanying unaudited consolidated statements of comprehensive income (loss). The total amount of other-than-temporary impairment credit loss previously recognized on this security investment and included in our retained earnings was $2.0 million.
At July 31, 2018, the remaining auction rate security had an aggregate original principal amount, amortized cost, and fair value of $5.0 million. This auction rate security is a debt instrument with a stated maturity in 2050. The interest rate for this security is designed to be reset through Dutch auctions approximately every thirty days; however, auctions for this security have not occurred since August 2007.
At July 31, 2018 and October 31, 2017, there were no unrealized gains or losses on our auction rate securities included in accumulated other comprehensive income (loss), net of taxes (“AOCI”).
Significant Assumptions Used to Determine the Fair Values of Our Auction Rate Securities

Assumption	July 31, 2018	October 31, 2017
Discount rates	L + 0.41%	L + 0.42% and L + 0.79%
Yields	L + 2.00%	2.15%, L + 2.00%
Average expected lives	4 years	4 - 10 years
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
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. During 2018, we performed both an annual actuarial review and an actuarial update. As a result of these studies, we increased our reserves for claims related to prior periods by approximately $10.0 million during 2018, as described below.
Actuarial Studies Performed During 2018
During the three months ended January 31, 2018, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2017 and ending October 31, 2017 for all policy years. During the three months ended July 31, 2018, we performed an annual actuarial update of the majority of our casualty insurance programs, evaluating all changes made to claims reserves and claim payment activity for the period commencing November 1, 2017 and ending April 30, 2018 for all policy years. The studies excluded claims relating to certain previously acquired businesses, which we expect to evaluate during the fourth quarter of 2018.
Both the actuarial review and actuarial update indicate the changes we have made to our risk management program have reduced the frequency of claims and have had a positive impact on claim costs. Changes include the implementation of programs to identify claims that have the potential to develop adversely earlier in the claims cycle and to facilitate the establishment of reserves consistent with known fact patterns. However, with respect to claims related to certain prior fiscal years, actuarial studies completed to date show unfavorable developments in our estimate of ultimate losses related to general liability, property damage, workers’ compensation, and automobile liability claims, as described below.
The actuarial studies related to our general liability program indicated the total number of claims continues to show a pattern of decreasing losses, particularly with bodily injury claims. However, we experienced adverse developments with respect to claims related to certain prior fiscal years that are largely attributable to adjustments for certain alleged bodily injury claims and to losses for property damage.
Due to increases in projected costs and severity of claims in certain prior fiscal years, in 2018 we increased our estimate of ultimate losses for workers’ compensation claims. Statutory, regulatory, and legal developments have also contributed to the increase in our estimated losses. Our workers’ compensation estimate of ultimate losses was primarily impacted by increases in projected costs for a significant number of prior year claims in California.
Our automobile liability program covers our fleet of passenger vehicles, service vans, and shuttle buses, which are associated with our various transportation service contracts. Claim frequency and severity associated with our fleet operations developed unfavorably versus actuarial expectations, consistent with insurance trends exhibited in the broader insurance book of claims.
Based on the results of the actuarial studies performed during 2018, which included analyzing recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to estimate ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $4.0 million during the first half of 2018 and by an additional $6.0 million during the third quarter of 2018, for a total adjustment related to prior year claims of approximately $10.0 million during the nine months ended July 31, 2018. This adjustment was $12.3 million lower than the total adjustment related to prior year claims of $22.3 million in the nine months ended July 31, 2017.
Insurance Related Balances and Activity

(in millions)	July 31, 2018	October 31, 2017
Insurance claim reserves excluding medical and dental	$500.4	$485.6
Medical and dental claim reserves	8.9	9.8
Insurance recoverables	73.8	73.1
At July 31, 2018 and October 31, 2017, insurance recoverables are included in “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2018	October 31, 2017
Standby letters of credit	$146.7	$137.6
Surety bonds	89.0	77.5
Restricted insurance deposits	0.6	11.2
Total	$236.3	$226.3

9. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the line of credit was reduced to $800.0 million on September 1, 2018. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions.
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At July 31, 2018, the weighted average interest rate on our outstanding borrowings was 4.07%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility contains certain covenants, including a maximum leverage ratio of 4.75 to 1.0 through April 2018, which steps down to 3.50 to 1.0 by July 2020, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2018, we were in compliance with these covenants. On September 5, 2018, we amended our Credit Facility to increase the maximum leverage ratio for fiscal quarters commencing July 31, 2018 through April 30, 2021 by 25 basis points for such quarters.
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
Credit Facility Information

(in millions)	July 31, 2018	October 31, 2017
Current portion of long-term debt
Gross term loan	$30.0	$20.0
Less: unamortized deferred financing costs	(3.0)	(3.1)
Current portion of term loan	$27.0	$16.9

Long-term debt
Gross term loan	$750.0	$780.0
Less: unamortized deferred financing costs	(7.7)	(9.9)
Total noncurrent portion of term loan	742.3	770.1
Line of credit(1)(2)	256.1	391.2
Long-term debt	$998.4	$1,161.3
(1) Standby letters of credit amounted to $155.5 million at July 31, 2018.
(2) At July 31, 2018, we had borrowing capacity of $477.3 million; however, covenant restrictions limited our actual borrowing capacity to $196.0 million.

Term Loan Maturities
During the first quarter, we made $20.0 million of principal payments. As of July 31, 2018, the following principal payments are required under the term loan.

(in millions)	2019	2020	2021	2022
Debt maturities	$40.0	$60.0	$120.0	$560.0
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings under our Credit Facility. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement. We initially report the mark-to-market gain or loss on a derivative as a component of AOCI and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense. All of our interest rate swaps were designated and accounted for as cash flow hedges from inception. See Note 6, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.
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
At July 31, 2018, the realized gain recorded in AOCI was $17.8 million, net of taxes of $7.1 million, which will be amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three and nine months ended July 31, 2018, we amortized $0.9 million of this gain, net of taxes of $0.3 million, to interest expense. Additionally, at July 31, 2018, the amount expected to be reclassified from AOCI to earnings during the next twelve months was $3.9 million, net of taxes of $1.6 million. At October 31, 2017, amounts recorded in AOCI were $1.7 million, net of taxes of $1.2 million.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2018, these letters of credit and surety bonds totaled $155.5 million and $454.7 million, respectively. Included in the total amount of surety bonds is $2.7 million of bonds with an effective date starting after July 31, 2018.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2018, total guarantees were $176.0 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At July 31, 2018, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.7 million, including $3.8 million accrued during the three months ended July 31, 2018 and an accrual of $3.8 million in connection with the Hussein case discussed below.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, in the Superior Court of California, County of San Francisco (the “Bucio case”)

The Bucio case is a class action pending in San Francisco Superior Court that alleges we failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. There is also a claim for penalties under the California Labor Code Private Attorneys General Act. On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. The Court of Appeal of the State of California, First Appellate District (the “Court of Appeal”), heard oral arguments on November 7, 2017. On December 11, 2017, the Court of Appeal reversed the trial court’s order denying class certification and remanded the matter for certification of a meal period, travel expense reimbursement, and split shift class. The case was remitted to the trial court for further proceedings on class certification, discovery, dispositive motions, and trial.

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

On July 30, 2018, the United States District Court for the Western District of Washington at Seattle preliminarily approved the settlement in the Hussein case. The final approval hearing is set for December 5, 2018, and, if approved, the settlement proceeds will be distributed thereafter.

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

On February 9, 2018, ABM filed a petition for permission to appeal the district court’s order granting class certification with the United States Court of Appeals for the Ninth Circuit, which was denied on April 30, 2018. On March 20, 2018, ABM moved to compel arbitration of the claims of certain class members pursuant to the terms of three collective bargaining agreements. In response to that motion, on May 14, 2018, the district court modified the class definition to exclude all claims arising after the operative date(s) of the applicable collective bargaining agreements (which is June 1, 2016 for one agreement and May 1, 2016 for the other two agreements). However, the district court denied the motion to compel arbitration as to claims that arose prior to the operative date(s) of the applicable collective bargaining agreements. ABM has appealed to the Ninth Circuit the district court’s order denying the motion to compel arbitration with respect to the periods preceding the operative dates of the collective bargaining agreements. The parties have a court ordered mediation scheduled for October 15, 2018.

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

During the three months ended January 31, 2018 we remeasured certain deferred tax assets and liabilities based on the new rates at which they are expected to reverse in the future and recorded a net discrete tax benefit of $28.5 million. In addition, we recorded an expense of $7.0 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to state income taxes or foreign withholding taxes have been recognized.
We continue to analyze certain aspects of the Tax Act and refine our calculation of the impact on our deferred tax balances, which could potentially affect the measurement of these balances. The provisional amount recorded is based on our estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The final impact related to the one-time transition tax may differ from our current estimate due to the complexity of calculating and supporting U.S. tax attributes involved in foreign tax credit calculations, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components. Changes to our estimates over the one-year measurement period could be material due to, among other things: changes in interpretations of the Tax Act; future legislative action to address questions that arise from the Tax Act; changes in accounting standards for income taxes or related interpretations in response to the Tax Act; or any updates or changes to estimates we have utilized to calculate the provisional amounts. We adjusted our provisional amounts by $0.2 million during the three months ended July 31, 2018.
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
Our quarterly provision for income taxes from continuing operations is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period. Our income taxes for the three months ended July 31, 2018 were favorably impacted by the reduction of the federal corporate income tax rate resulting from the Tax Act. Discrete tax benefits of $4.2 million, including interest of $0.7 million, related to expiring statute of limitations for an uncertain tax position and $1.6 million of excess tax benefits related to the vesting of share-based compensation awards were also recorded during the quarter. Our income taxes for the nine months ended July 31, 2018 were favorably impacted by: a net discrete tax benefit of $21.5 million related to the enactment of the Tax Act; $4.1 million, including interest of $0.6 million, related to expiring statute of limitations for an uncertain tax position; $3.1 million of excess tax benefits related to the vesting of share-based compensation awards; and $2.6 million related to tax deductions on energy efficient government buildings. These benefits were partially offset by a $1.5 million reduction in certain tax credits, including the prior year Work Opportunity Tax Credits (“WOTC”) for new hires.
Our income taxes for the three and nine months ended July 31, 2017 were favorably impacted by a benefit of $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position. In addition, the nine months ended July 31, 2017 also benefited from $2.7 million of excess tax benefits related to the vesting of share-based compensation awards, $1.8 million of tax deductions for energy efficient government buildings, and the 2017 WOTC for new hires.

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

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Revenues
Business & Industry	$735.2	$652.6	$2,180.5	$1,945.6
Aviation	256.8	258.9	758.3	722.9
Technology & Manufacturing	230.8	161.5	690.3	494.4
Education	210.9	67.3	623.5	199.5
Technical Solutions	121.6	106.7	334.1	325.2
Healthcare	69.1	59.3	206.7	181.6
Government Services	—	12.3	—	86.5
	$1,624.3	$1,318.4	$4,793.5	$3,955.6
Operating profit (loss)
Business & Industry	$38.9	$37.3	$111.0	$100.4
Aviation	9.7	5.4	20.6	16.8
Technology & Manufacturing	16.9	11.0	49.8	35.8
Education	12.0	3.9	31.8	11.1
Technical Solutions	11.9	9.4	24.9	27.5
Healthcare	2.5	2.8	7.9	7.7
Government Services	—	1.7	(0.8)	21.8
Corporate	(42.7)	(47.5)	(127.3)	(118.5)
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(0.9)	(1.0)	(2.5)	(3.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(0.4)	(2.6)	(1.8)
	48.1	22.6	112.9	97.4
Income from unconsolidated affiliates, net	1.0	1.2	2.5	3.6
Interest expense	(12.9)	(2.8)	(41.0)	(9.1)
Income from continuing operations before income taxes	$36.1	$21.0	$74.4	$91.9
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
2020 Vision Developments in 2018
We are continuing to focus on certain aspects of our business practices to further build the foundation upon which we deliver leading industry-based facility services. We continue to roll out our enterprise-wide standard operating procedures and to improve the processes around our account planning, labor management, manager development, and safety initiatives. We are focusing on long term, profitable growth relating to both existing clients and targeted opportunities, and we have launched a “Tag Pricer” tool that will help us capture work orders more efficiently. In addition, we continue consolidating our procurement activities and investing in technology platforms to help drive and sustain 2020 Vision performance.

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
United States Tax Reform
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, represents the most significant overhaul of the U.S. tax code in more than 30 years. Among other provisions, the Tax Act provides for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Since we have an October 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for fiscal 2018 and 21% for subsequent fiscal years. Other provisions under the Tax Act will not be effective for us until fiscal 2019, including limitations on deductibility of interest and executive compensation as well as a new minimum tax on

Global Intangible Low-Taxed Income (“GILTI”). As a result, in 2019 we expect our effective tax rate to increase from the 2018 rate. The estimated impact of the Tax Act, as summarized below for the nine months ended July 31, 2018, is further described in Note 11, “Income Taxes,” in the Financial Statements.

Nine Months Ended
(in millions)	July 31, 2018
Remeasurement of U.S. deferred tax assets and liabilities	$28.5
Transition tax on non-U.S. subsidiaries’ earnings	(7.0)
Total impact of the Tax Act on the benefit for income taxes	$21.5
Due to the complexities of implementing the provisions of the Tax Act, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. We continue to analyze certain aspects of the Tax Act and refine our calculation of the impact on our deferred tax balances, which could potentially affect the measurement of these balances. The provisional amount recorded is based on our estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The final impact related to the one-time transition tax may differ from our current estimate due to the complexity of calculating and supporting U.S. tax attributes involved in foreign tax credit calculations, such as accumulated foreign earnings and profits, foreign tax paid, and other tax components. Changes to our estimates over the one-year measurement period could be material due to, among other things: changes in interpretations of the Tax Act; future legislative action to address questions that arise from the Tax Act; changes in accounting standards for income taxes or related interpretations in response to the Tax Act; or any updates or changes to estimates we have utilized to calculate the provisional amounts. We adjusted our provisional amounts by $0.2 million during the three months ended July 31, 2018.
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
Our consolidated statements of comprehensive income (loss) and statements of cash flows include GCA’s results of operations in the three and nine months ended July 31, 2018, but exclude GCA’s results of operations in the three and nine months ended July 31, 2017, as that was prior to the acquisition date. During the three and nine months ended July 31, 2018, we recognized total incremental revenues from GCA of $260.0 million and $768.0 million, respectively, as summarized below.

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2018	July 31, 2018
Education	$143.5	$425.4
Technology & Manufacturing	59.6	178.8
Business & Industry	45.3	128.5
Healthcare	7.1	22.3
Aviation	4.4	13.0
Total	$260.0	$768.0

Following this acquisition, we initiated a restructuring program to achieve cost synergies from our combined operations. We include these costs within corporate expenses. We do not expect to incur significant severance expenses related to GCA restructuring in the future.

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2018	July 31, 2018	Cumulative
Employee Severance	$1.6	$11.1	$12.8
Other Project Fees	1.4	4.9	4.9
External Support Fees	—	2.0	2.0
Total	$3.0	$18.0	$19.6
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
Insurance
The adequacy of our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims is based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial studies are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years. This year, the actuarial studies performed indicate the changes we have made to our risk management program have reduced the frequency of claims and have had a positive impact on claim costs. Changes include the implementation of programs to identify claims that have the potential to develop adversely earlier in the claims cycle and to facilitate the establishment of reserves consistent with known fact patterns. However, with respect to claims related to certain prior fiscal years, the actuarial studies completed to date show unfavorable developments in our estimate of ultimate losses related to general liability, property damage, workers’ compensation, and automobile liability claims. Additionally, we increased our estimate of ultimate losses for workers’ compensation claims, primarily related to claims in California, due to increases in projected costs and severity of claims in certain prior fiscal years, as well as statutory, regulatory, and legal developments.
Based on the results of the actuarial studies performed during 2018, which included analyzing recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to estimate ultimate losses, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $4.0 million during the first half of 2018 and by an additional $6.0 million during the third quarter of 2018, for a total adjustment related to prior year claims of approximately $10.0 million during the nine months ended July 31, 2018. This adjustment was $12.3 million lower than the total adjustment related to prior year claims of $22.3 million in the nine months ended July 31, 2017.
Government Services Business

We sold our Government Services business on May 31, 2017. The reported results for this business are through the date of sale and future results could include run-off costs. As this business has been sold and is no longer part of our ongoing operations, we have excluded a discussion of its results for the periods in this report.

Key Financial Highlights

•
Revenues increased by $305.9 million, or 23.2%, including $260.0 million of incremental revenues from the GCA acquisition, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017.

•
Operating profit increased by $25.5 million, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase in operating profit is primarily attributable to $9.8 million of incremental operating profit from the GCA acquisition, higher gross margin, and lower restructuring and related expenses, partially offset by higher amortization expense and incremental selling, general and administrative expenses associated with the GCA acquisition.

•
Interest expense increased by $10.1 million during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility, partially offset by amortization of $1.2 million related to the interest rate swap gain.

•	Our income taxes from continuing operations for the nine months ended July 31, 2018 were favorably impacted by a net discrete tax benefit of $21.5 million related to the Tax Act.

•	Net cash provided by operating activities was $207.4 million during the nine months ended July 31, 2018.

•	Dividends of $34.5 million were paid to shareholders, and dividends totaling $0.525 per common share were declared during the nine months ended July 31, 2018.

•
At July 31, 2018, total outstanding borrowings under our credit facility were $1.0 billion, and we had up to $477.3 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $196.0 million.

Results of Operations

Three Months Ended July 31, 2018 Compared with the Three Months Ended July 31, 2017
Consolidated

	Three Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$1,624.3	$1,318.4	$305.9	23.2%
Operating expenses	1,446.7	1,184.5	262.2	22.1%
Gross margin	10.9%	10.2%	77 bps
Selling, general and administrative expenses	110.0	101.3	8.7	8.6%
Restructuring and related expenses	2.9	5.2	(2.3)	(43.4)%
Amortization of intangible assets	16.6	6.1	10.5	NM*
Impairment recovery and gain on sale	—	(1.1)	1.1	NM*
Operating profit	48.1	22.6	25.5	NM*
Income from unconsolidated affiliates, net	1.0	1.2	(0.2)	(22.2)%
Interest expense	(12.9)	(2.8)	(10.1)	NM*
Income from continuing operations before income taxes	36.1	21.0	15.1	72.1%
Income tax (provision) benefit	(2.4)	11.9	(14.3)	NM*
Income from continuing operations	33.7	32.9	0.8	2.5%
Loss from discontinued operations, net of taxes	(0.1)	—	(0.1)	NM*
Net income	33.6	32.9	0.7	2.2%
Other comprehensive income (loss)
Interest rate swaps	(1.2)	(0.3)	(0.9)	NM*
Foreign currency translation	(6.5)	3.6	(10.1)	NM*
Income tax benefit	0.3	0.1	0.2	NM*
Comprehensive income	$26.2	$36.3	$(10.1)	(27.7)%

*Not meaningful
Revenues
Revenues increased by $305.9 million, or 23.2%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase in revenues was primarily attributable to $260.0 million of incremental revenues from the GCA acquisition as well as organic growth in B&I, Technical Solutions, and T&M. This increase was partially offset by the sale of our Government Services business on May 31, 2017 and the loss of certain Aviation accounts.
Operating Expenses
Operating expenses increased by $262.2 million, or 22.1%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase was primarily attributable to $229.4 million of incremental operating expenses from the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. Gross margin increased by 77 bps to 10.9% in the three months ended July 31, 2018 from 10.2% in the three months ended July 31, 2017. The increase in gross margin was primarily associated with a lower self-insurance adjustment related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2018, the termination of an unprofitable Aviation contract in the third quarter of 2017, and favorable margins in our Technical Solutions business, all partially offset by lower profit margins on certain B&I accounts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.7 million, or 8.6%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase in selling, general and administrative expenses was primarily related to:

•	$9.4 million of incremental expenses related to the GCA acquisition; and

•	a $1.8 million increase in expenses related to certain incentive plans due to the timing of awards.
This increase was partially offset by:

•	the absence of $2.2 million of transaction expenses related to the GCA acquisition; and

•	a $1.0 million decrease in rental expense due to office consolidations in the prior year.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $2.3 million, or 43.4%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, as a result of the completion of our 2020 Vision organizational realignment, partially offset by restructuring related to the GCA acquisition.
Amortization of Intangible Assets
Amortization of intangible assets increased by $10.5 million during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, as a result of the amortization of acquired intangible assets associated with the GCA acquisition.
Impairment Recovery and Gain on Sale
On May 31, 2017, we sold our Government Services business for $35.5 million. Based on the initial offer of $35.0 million received during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets. In connection with the sale, during the third quarter of 2017 we recorded a pre-tax gain of approximately $1.1 million that was subsequently adjusted to $1.2 million due to a working capital settlement.
Interest Expense
Interest expense increased by $10.1 million during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility, partially offset by amortization of $1.2 million related to the interest rate swap gain.
Income Taxes from Continuing Operations
During the three months ended July 31, 2018, we had an income tax provision of $2.4 million, compared with an income tax benefit of $11.9 million during the three months ended July 31, 2017. The 2018 period was favorably impacted by the reduction of the federal corporate income tax rate resulting from the Tax Act. Discrete tax benefits of $4.2 million, including interest of $0.7 million, related to expiring statute of limitations for an uncertain tax position and $1.6 million of excess tax benefits related to the vesting of share-based compensation awards were also recorded during the quarter. Comparatively, the 2017 period was favorably impacted by a tax benefit of $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position.

Interest Rate Swaps
During April 2018, we elected to terminate all of our interest rate swaps for cash proceeds of $25.9 million. The resulting gain is being amortized from accumulated other comprehensive income (loss) (“AOCI”) to interest expense over the term of our Credit Facility.
Foreign Currency Translation
During the three months ended July 31, 2018 we recognized as a component of our comprehensive income a foreign currency translation loss of $6.5 million compared with a gain of $3.6 million during the three months ended July 31, 2017. This change was related to the strengthening of the U.S. Dollar (“USD”) against the Great Britain Pound (“GBP”) during the three months ended July 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues
Business & Industry	$735.2	$652.6	$82.6	12.7%
Aviation	256.8	258.9	(2.1)	(0.8)%
Technology & Manufacturing	230.8	161.5	69.3	42.9%
Education	210.9	67.3	143.6	NM*
Technical Solutions	121.6	106.7	14.9	14.0%
Healthcare	69.1	59.3	9.8	16.5%
Government Services	—	12.3	(12.3)	NM*
	$1,624.3	$1,318.4	$305.9	23.2%
Operating profit (loss)
Business & Industry	$38.9	$37.3	$1.6	4.3%
Operating profit margin	5.3%	5.7%	(42) bps
Aviation	9.7	5.4	4.3	80.3%
Operating profit margin	3.8%	2.1%	170 bps
Technology & Manufacturing	16.9	11.0	5.9	53.6%
Operating profit margin	7.3%	6.8%	51 bps
Education	12.0	3.9	8.1	NM*
Operating profit margin	5.7%	5.8%	(7) bps
Technical Solutions	11.9	9.4	2.5	26.1%
Operating profit margin	9.8%	8.8%	94 bps
Healthcare	2.5	2.8	(0.3)	(8.9)%
Operating profit margin	3.7%	4.7%	(103) bps
Government Services	—	1.7	(1.7)	NM*
Operating profit margin	NM*	14.1%	NM*
Corporate	(42.7)	(47.5)	4.8	10.1%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(0.9)	(1.0)	0.1	16.8%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(0.4)	0.1	21.1%
	$48.1	$22.6	$25.5	NM*

*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$735.2	$652.6	$82.6	12.7%
Operating profit(1)	38.9	37.3	1.6	4.3%
Operating profit margin	5.3%	5.7%	(42) bps
(1) The three months ended July 31, 2018 includes $1.9 million of amortization expense related to the GCA acquisition.
B&I revenues increased by $82.6 million, or 12.7%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase was primarily attributable to incremental revenues from the GCA acquisition of $45.3 million, new contract wins in the U.K., expansion of certain existing accounts, and organic growth. Management reimbursement revenues for this segment totaled $65.0 million and $59.3 million for the three months ended July 31, 2018 and 2017, respectively.

Operating profit increased by $1.6 million, or 4.3%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Operating profit margin decreased by 42 bps to 5.3% in the three months ended July 31, 2018 from 5.7% in the three months ended July 31, 2017. The decrease in operating profit margin was primarily associated with lower margins on certain janitorial accounts, an increase in amortization expense related to the GCA acquisition, and a provision for the settlement of a union health and welfare benefits audit. This decrease was partially offset by the management of selling, general and administrative expenses. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Three Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$256.8	$258.9	$(2.1)	(0.8)%
Operating profit	9.7	5.4	4.3	80.3%
Operating profit margin	3.8%	2.1%	170 bps
Aviation revenues decreased by $2.1 million, or 0.8%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The decrease was primarily attributable to the loss of certain passenger services, facility services, and cabin cleaning accounts. This decrease was partially offset by incremental revenues of $4.4 million from the GCA acquisition and new parking accounts. Management reimbursement revenues for this segment totaled $23.8 million and $21.9 million for the three months ended July 31, 2018 and 2017, respectively.
Operating profit increased by $4.3 million, or 80.3%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Operating profit margin increased by 170 bps to 3.8% in the three months ended July 31, 2018 from 2.1% in the three months ended July 31, 2017. The increase in operating profit margin was primarily attributable to the termination of an unprofitable contract in the third quarter of 2017, partially offset by lower margins and operational issues on certain accounts.

Technology & Manufacturing
	Three Months Ended July 31,
($ in millions)	2018	2017	Increase
Revenues	$230.8	$161.5	$69.3	42.9%
Operating profit(1)	16.9	11.0	5.9	53.6%
Operating profit margin	7.3%	6.8%	51 bps
(1) The three months ended July 31, 2018 includes $2.7 million of amortization expense related to the GCA acquisition.
T&M revenues increased by $69.3 million, or 42.9%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase was primarily related to incremental revenues from the GCA acquisition of $59.6 million, net new business, and expansion of existing accounts.
Operating profit increased by $5.9 million, or 53.6%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Operating profit margin increased by 51 bps to 7.3% in the three months ended July 31, 2018 from 6.8% in the three months ended July 31, 2017. The increase in operating profit margin was primarily attributable to certain higher margin acquired contracts. This increase was partially offset by higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market.

Education
	Three Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$210.9	$67.3	$143.6	NM*
Operating profit(1)	12.0	3.9	8.1	NM*
Operating profit margin	5.7%	5.8%	(7) bps

*Not meaningful
(1) The three months ended July 31, 2018 includes $6.5 million of amortization expense related to the GCA acquisition.
Education revenues increased by $143.6 million during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The increase was attributable to incremental revenues from the GCA acquisition of $143.5 million.
Operating profit increased by $8.1 million during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Operating profit margin decreased by 7 bps to 5.7% in the three months ended July 31, 2018 from 5.8% in the three months ended July 31, 2017. The decrease in operating profit margin was primarily attributable to amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by certain higher margin contracts.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2018	2017	Increase
Revenues	$121.6	$106.7	$14.9	14.0%
Operating profit	11.9	9.4	2.5	26.1%
Operating profit margin	9.8%	8.8%	94 bps
Technical Solutions revenues increased by $14.9 million, or 14.0%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. This increase was primarily attributable to higher bundled energy solutions (“BES”) project revenues due to the timing of new bookings.
Operating profit increased by $2.5 million, or 26.1%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Operating profit margin increased by 94 bps to 9.8% in the three months ended July 31, 2018 from 8.8% in the three months ended July 31, 2017. The increase in operating profit margin was primarily attributable to the contribution of higher margin BES project revenues. This increase was partially offset by certain lower margin energy savings performance contract projects in our U.S. business that started during the three months ended July 31, 2018 and the loss of certain higher margin contracts in our U.K. business.

Healthcare
	Three Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$69.1	$59.3	$9.8	16.5%
Operating profit	2.5	2.8	(0.3)	(8.9)%
Operating profit margin	3.7%	4.7%	(103) bps
Healthcare revenues increased by $9.8 million, or 16.5%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. This increase was primarily attributable to incremental revenues from the GCA acquisition of $7.1 million and net new business.
Operating profit decreased by $0.3 million, or 8.9%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Operating profit margin decreased by 103 bps to 3.7% in the three months ended July 31, 2018 from 4.7% in the three months ended July 31, 2017. This decrease was primarily attributable to lower margin new business, partially offset by the management of selling, general and administrative expenses.

Corporate
	Three Months Ended July 31,
($ in millions)	2018	2017	Decrease
Corporate expenses	$42.7	$47.5	$(4.8)	(10.1)%
Corporate expenses decreased by $4.8 million, or 10.1%, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The decrease in corporate expenses was primarily related to:

•	a $6.3 million lower adjustment to self-insurance reserves related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2018;

•	a $2.7 million reimbursement of previously expensed legal settlement costs;

•	a $2.3 million decrease in restructuring and related expenses due to the completion of our 2020 Vision restructuring, partially offset by GCA restructuring; and

•	the absence of $2.2 million of transaction expenses related to the GCA acquisition.
This decrease was partially offset by:

•	a $3.6 million increase in legal settlement costs;

•	a $1.8 million increase in expenses related to certain incentive plans due to the timing of awards; and

•
$1.1 million of higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives, as well as incremental expenses related to the GCA acquisition.

Results of Operations
Nine Months Ended July 31, 2018 Compared with the Nine Months Ended July 31, 2017
Consolidated

	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$4,793.5	$3,955.6	$837.9	21.2%
Operating expenses	4,281.8	3,544.1	737.7	20.8%
Gross margin	10.7%	10.4%	27 bps
Selling, general and administrative expenses	326.8	299.2	27.6	9.2%
Restructuring and related expenses	22.5	16.0	6.5	41.1%
Amortization of intangible assets	49.5	17.4	32.1	NM*
Impairment recovery and gain on sale	—	(18.5)	18.5	NM*
Operating profit	112.9	97.4	15.5	15.9%
Income from unconsolidated affiliates, net	2.5	3.6	(1.1)	(29.3)%
Interest expense	(41.0)	(9.1)	(31.9)	NM*
Income from continuing operations before income taxes	74.4	91.9	(17.5)	(19.1)%
Income tax benefit (provision)	12.7	(11.3)	24.0	NM*
Income from continuing operations	87.1	80.6	6.5	8.0%
Income (loss) from discontinued operations, net of taxes	1.0	(73.2)	74.2	NM*
Net income	88.1	7.4	80.7	NM*
Other comprehensive income (loss)
Interest rate swaps	22.0	2.3	19.7	NM*
Foreign currency translation	(1.5)	9.8	(11.3)	NM*
Income tax provision	(5.9)	(0.9)	(5.0)	NM*
Comprehensive income	$102.6	$18.6	84.0	NM*

*Not meaningful
Revenues
Revenues increased by $837.9 million, or 21.2%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase in revenues was primarily attributable to $770.3 million of incremental revenues from acquisitions, mainly GCA, as well as organic growth in B&I. This increase was partially offset by the sale of our Government Services business on May 31, 2017.
Operating Expenses
Operating expenses increased by $737.7 million, or 20.8%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase was primarily attributable to $682.0 million of incremental operating expenses from the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. Gross margin increased by 27 bps to 10.7% in the nine months ended July 31, 2018 from 10.4% in the nine months ended July 31, 2017. The increase in gross margin was primarily associated with a lower self-insurance adjustment related to prior year claims as a result of actuarial studies performed in the nine months ended July 31, 2018, the termination of an unprofitable Aviation contract in the third quarter of 2017, and favorable margins in our U.S. Technical Solutions business, all partially offset by lower profit margins on certain B&I accounts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $27.6 million, or 9.2%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase in selling, general and administrative expenses was primarily related to:

•	$29.7 million of incremental expenses related to the GCA acquisition;

•	a $6.8 million increase in technology investments and related support;

•
the absence of a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the prior year; and

•	a $2.4 million increase in expenses related to certain incentive plans due to the timing of awards.
This increase was partially offset by:

•	a $3.4 million adjustment to decrease our medical and dental insurance reserves as a result of actuarial evaluations performed in the nine months ended July 31, 2018;

•	a $2.5 million decrease in rental expense due to office consolidations in the prior year;

•	a $2.0 million decrease in travel and entertainment expenses;

•	$1.6 million lower legal settlement costs, net of a $6.8 million reimbursement of previously expensed legal settlement costs; and

•
a $0.6 million decrease in acquisition costs due to the absence of $2.2 million of transaction expenses related to the GCA acquisition incurred in the prior year, partially offset by $1.6 million of acquisition related costs incurred in the current year.

Restructuring and Related Expenses
Restructuring and related expenses increased by $6.5 million, or 41.1%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, as a result of restructuring related to the GCA acquisition, partially offset by the completion of our 2020 Vision organizational realignment.
Amortization of Intangible Assets
Amortization of intangible assets increased by $32.1 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, as a result of the amortization of acquired intangible assets associated with the GCA acquisition.
Impairment Recovery and Gain on Sale
On May 31, 2017, we sold our Government Services business for $35.5 million. Based on the initial offer of $35.0 million received during the second quarter of 2017, we recorded a $17.4 million impairment recovery to adjust the fair value of certain previously impaired assets. In connection with the sale, during the third quarter of 2017 we recorded a pre-tax gain of approximately $1.1 million that was subsequently adjusted to $1.2 million due to a working capital settlement.
Interest Expense
Interest expense increased by $31.9 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, primarily related to increased indebtedness incurred to fund the GCA acquisition and higher relative interest rates under our credit facility, partially offset by amortization of $1.2 million related to the interest rate swap gain.

Income Taxes from Continuing Operations
During the nine months ended July 31, 2018 we had an income tax benefit of $12.7 million, compared with an income tax provision of $11.3 million during the nine months ended July 31, 2017. The 2018 period benefited from a net discrete tax benefit of $21.5 million related to the enactment of the Tax Act, $4.1 million, including taxes of $0.6 million, related to expiring statute of limitations for an uncertain tax position, $3.1 million of excess tax benefits related to the vesting of share-based compensation awards, and $2.6 million related to tax deductions on energy efficient government buildings. These benefits were partially offset by a $1.5 million reduction in certain tax credits, including the prior year WOTC for new hires. The 2017 period was favorably impacted by a benefit of $15.8 million, including interest of $1.2 million, related to expiring statute of limitations for an uncertain tax position, $2.7 million of excess tax benefits related to the vesting of share-based compensation awards, $1.8 million of tax deductions for energy efficient government buildings, and the 2017 WOTC for new hires.
Discontinued Operations, Net of Taxes
During the nine months ended July 31, 2018 we had income from discontinued operations, net of taxes, of $1.0 million, compared with a loss from discontinued operations, net of taxes, of $73.2 million during the nine months ended July 31, 2017, a change of $74.2 million. This change was due to an insurance reimbursement on a legal settlement received during the nine months ended July 31, 2018, compared with a legal reserve established in the prior year.
Interest Rate Swaps
During April 2018, we elected to terminate all of our interest rate swaps for cash proceeds of $25.9 million. The resulting gain is being amortized from AOCI to interest expense over the term of our Credit Facility.
Foreign Currency Translation
During the nine months ended July 31, 2018 we recognized as a component of our comprehensive income a foreign currency translation loss of $1.5 million compared with a gain of $9.8 million during the nine months ended July 31, 2017. This change was related to the strengthening of the USD against the GBP during the nine months ended July 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues
Business & Industry	$2,180.5	$1,945.6	$234.9	12.1%
Aviation	758.3	722.9	35.4	4.9%
Technology & Manufacturing	690.3	494.4	195.9	39.6%
Education	623.5	199.5	424.0	NM*
Technical Solutions	334.1	325.2	8.9	2.8%
Healthcare	206.7	181.6	25.1	13.8%
Government Services	—	86.5	(86.5)	NM*
	$4,793.5	$3,955.6	$837.9	21.2%
Operating profit (loss)
Business & Industry	$111.0	$100.4	$10.6	10.5%
Operating profit margin	5.1%	5.2%	(7) bps
Aviation	20.6	16.8	3.8	23.0%
Operating profit margin	2.7%	2.3%	40 bps
Technology & Manufacturing	49.8	35.8	14.0	39.2%
Operating profit margin	7.2%	7.2%	(2) bps
Education	31.8	11.1	20.7	NM*
Operating profit margin	5.1%	5.6%	(48) bps
Technical Solutions	24.9	27.5	(2.6)	(9.4)%
Operating profit margin	7.5%	8.5%	(101) bps
Healthcare	7.9	7.7	0.2	2.8%
Operating profit margin	3.8%	4.2%	(41) bps
Government Services	(0.8)	21.8	(22.6)	NM*
Operating profit margin	NM*	25.2%	NM*
Corporate	(127.3)	(118.5)	(8.8)	(7.5)%
Adjustment for income from unconsolidated affiliates, net, included in Aviation and Government Services	(2.5)	(3.4)	0.9	27.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.6)	(1.8)	(0.8)	(48.8)%
	$112.9	$97.4	$15.5	15.9%

*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$2,180.5	$1,945.6	$234.9	12.1%
Operating profit(1)	111.0	100.4	10.6	10.5%
Operating profit margin	5.1%	5.2%	(7) bps
(1) The nine months ended July 31, 2018 includes $5.6 million of amortization expense related to the GCA acquisition.
B&I revenues increased by $234.9 million, or 12.1%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase was primarily attributable to incremental revenues from the GCA acquisition of $128.5 million and to net new business, including new contract wins in the U.K., expansion of certain existing accounts, and organic growth. Management reimbursement revenues for this segment totaled $191.4 million and $175.2 million for the nine months ended July 31, 2018 and 2017, respectively.

Operating profit increased by $10.6 million, or 10.5%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Operating profit margin decreased slightly by 7 bps to 5.1% in the nine months ended July 31, 2018 from 5.2% in the nine months ended July 31, 2017. Operating profit margin was impacted by lower margins on certain janitorial accounts and Vehicle Services Contracts, as well as an increase in amortization expense related to the GCA acquisition, partially offset by the management of selling, general and administrative expenses. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase
Revenues	$758.3	$722.9	$35.4	4.9%
Operating profit	20.6	16.8	3.8	23.0%
Operating profit margin	2.7%	2.3%	40 bps
Aviation revenues increased by $35.4 million, or 4.9%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase was primarily attributable to organic growth in parking and transportation and to incremental revenues of $13.0 million from the GCA acquisition. This increase was partially offset by the loss of certain janitorial, facility services, and passenger services accounts. Management reimbursement revenues for this segment totaled $76.9 million and $54.7 million for the nine months ended July 31, 2018 and 2017, respectively.
Operating profit increased by $3.8 million, or 23.0%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Operating profit margin increased by 40 bps to 2.7% in the nine months ended July 31, 2018 from 2.3% in the nine months ended July 31, 2017. The increase in operating profit margin was primarily attributable to the termination of an unprofitable contract in the third quarter of 2017 and the management of selling, general and administrative expenses. This increase was partially offset by lower margins and operational issues on certain accounts.

Technology & Manufacturing
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$690.3	$494.4	$195.9	39.6%
Operating profit(1)	49.8	35.8	14.0	39.2%
Operating profit margin	7.2%	7.2%	(2) bps
(1) The nine months ended July 31, 2018 includes $7.9 million of amortization expense related to the GCA acquisition.
T&M revenues increased by $195.9 million, or 39.6%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase was primarily related to incremental revenues from the GCA acquisition of $178.8 million.
Operating profit increased by $14.0 million, or 39.2%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Operating profit margin remained relatively flat at 7.2% in the nine months ended July 31, 2018 and 2017. Operating profit margin was impacted by higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market, partially offset by certain higher margin acquired contracts.

Education
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$623.5	$199.5	$424.0	NM*
Operating profit(1)	31.8	11.1	20.7	NM*
Operating profit margin	5.1%	5.6%	(48) bps

*Not meaningful
(1) The nine months ended July 31, 2018 includes $19.3 million of amortization expense related to the GCA acquisition.
Education revenues increased by $424.0 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase was attributable to incremental revenues from the GCA acquisition of $425.4 million.
Operating profit increased by $20.7 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Operating profit margin decreased by 48 bps to 5.1% in the nine months ended July 31, 2018 from 5.6% in the nine months ended July 31, 2017. The decrease in operating profit margin was primarily associated with higher amortization expense related to the GCA acquisition and an increase in wages and related personnel costs due to a tight labor market. This decrease was partially offset by certain higher margin acquired contracts and the management of selling, general and administrative expenses.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$334.1	$325.2	$8.9	2.8%
Operating profit	24.9	27.5	(2.6)	(9.4)%
Operating profit margin	7.5%	8.5%	(101) bps
Technical Solutions revenues increased by $8.9 million, or 2.8%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. This increase was primarily attributable to higher BES project revenues due to the timing of new project bookings.
Operating profit decreased by $2.6 million, or 9.4%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Operating profit margin decreased by 101 bps to 7.5% in the nine months ended July 31, 2018 from 8.5% in the nine months ended July 31, 2017. The decrease in operating profit margin was primarily attributable to the loss of certain higher margin contracts in our U.K. business and to the investment in sales personnel. This decrease was partially offset by favorable margins on certain projects in our U.S. business and higher tax deductions for energy efficient government building projects.

Healthcare
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase / (Decrease)
Revenues	$206.7	$181.6	$25.1	13.8%
Operating profit	7.9	7.7	0.2	2.8%
Operating profit margin	3.8%	4.2%	(41) bps
Healthcare revenues increased by $25.1 million, or 13.8%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. This increase was primarily attributable to incremental revenues from the GCA acquisition of $22.3 million and net new business.
Operating profit increased by $0.2 million, or 2.8%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Operating profit margin decreased by 41 bps to 3.8% in the nine months ended July 31, 2018 from 4.2% in the nine months ended July 31, 2017. This decrease was primarily attributable to lower margin new business, partially offset by the management of selling, general and administrative expenses.

Corporate
	Nine Months Ended July 31,
($ in millions)	2018	2017	Increase
Corporate expenses	$127.3	$118.5	$8.8	7.5%
Corporate expenses increased by $8.8 million, or 7.5%, during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase in corporate expenses was primarily related to:

•	a $6.8 million increase in technology investments and related support;

•	a $6.5 million increase in restructuring and related costs as a result of the GCA acquisition;

•
$3.8 million higher compensation and related expenses primarily related to hiring additional personnel to support our 2020 Vision initiatives, as well as incremental expenses related to the GCA acquisition;

•
the absence of a $3.2 million reimbursement of previously expensed fees associated with a concluded internal investigation into a foreign entity formerly affiliated with a joint venture during the prior year;

•	a $2.4 million increase in expenses related to certain incentive plans due to the timing of awards; and

•	a $1.6 million increase in legal settlement costs, net of a $6.8 million reimbursement of previously expensed legal settlement costs.
This increase was partially offset by:

•	a $12.3 million lower adjustment to self-insurance reserves related to prior year claims as a result of actuarial studies completed in the nine months ended July 31, 2018;

•	a $3.4 million adjustment to decrease our medical and dental insurance reserves as a result of actuarial evaluations performed in the nine months ended July 31, 2018; and

•
a $0.6 million decrease in acquisition costs due to the absence of $2.2 million of transaction expenses related to the GCA acquisition incurred in the prior year, partially offset by $1.6 million of acquisition related costs incurred in the current year.

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
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the line of credit was reduced to $800.0 million on September 1, 2018. Initial borrowings under the Credit Facility were used to finance, in part, the cash portion of the purchase price related to the GCA acquisition, to refinance certain existing indebtedness of ABM, and to pay transaction costs.
Our ability to draw down available capacity under the Credit Facility is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.75 to 1.0 through April 2018, which steps down to 3.50 to 1.0 by July 2020, and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At July 31, 2018, we were in compliance with these covenants and expect to be in compliance in the foreseeable future. On September 5, 2018, we amended our Credit Facility to increase the maximum leverage ratio for fiscal quarters commencing July 31, 2018 through April 30, 2021 by 25 basis points for such quarters.
During the first quarter, we made $20.0 million of principal payments under the Credit Facility. At July 31, 2018, the total outstanding amounts under the Credit Facility in the form of cash borrowings and standby letters of credit were $1.0 billion and $155.5 million, respectively. At July 31, 2018, we had up to $477.3 million of borrowing capacity under the Credit Facility; however, covenant restrictions limited our actual borrowing capacity to $196.0 million.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to state income taxes or foreign withholding taxes have been recognized.

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the nine months ended July 31, 2018. At July 31, 2018, authorization for $134.1 million of repurchases remained under our share repurchase program. Additional repurchases are not likely in the near future.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $207.4 million during the nine months ended July 31, 2018. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Nine Months Ended July 31,
(in millions)	2018	2017
Net cash provided by operating activities of continuing operations	$206.4	$82.6
Net cash provided by (used in) operating activities of discontinued operations	1.0	(57.2)
Net cash provided by operating activities	$207.4	$25.3

Net cash used in investing activities	(36.3)	(23.9)
Net cash used in financing activities	(187.7)	(8.7)
Operating Activities
Net cash provided by operating activities increased by $182.1 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. This increase was primarily related to the timing of client receivable collections, including collections from acquired GCA accounts, as well as proceeds from the termination of our interest rate swaps and a year-over-year increase in the change in other assets due to the reduction of required cash insurance deposits. This increase was partially offset by lower distributions from unconsolidated affiliates and the timing of vendor payments.
Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations was $1.0 million during the nine months ended July 31, 2018, as compared to net cash used in operating activities of discontinued operations of $57.2 million during the nine months ended July 31, 2017. The change was primarily related to the payment of a $55.0 million legal settlement during the prior period.
Investing Activities
Net cash used in investing activities increased by $12.4 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The increase was primarily due to the absence of $35.5 million of cash proceeds from the sale of our Government Services business in the prior period, partially offset by an $18.6 million year-over-year decrease in cash paid, net of cash acquired, for acquisitions.
Financing Activities
Net cash used in financing activities increased by $179.0 million during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. This increase was primarily related to higher repayments of our borrowings of $151.5 million.

Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At July 31, 2018, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.7 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350).
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
		November 1, 2020	We are currently evaluating the impact of implementing this guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—General (Topic 715).	This ASU modifies the disclosure requirements on company-sponsored defined benefit plans.	November 1, 2020	We are currently evaluating the impact of implementing this guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework.
This ASU modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements.
		November 1, 2020	We are currently evaluating the impact of implementing this guidance on our financial statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740).
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance was additionally updated by ASU 2018-11 in July 2018.
ASU 2016-02 improves transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2018-11 added a transition option for lessees whereby entities can choose to continue to apply the legacy guidance and make only annual disclosures for the comparative periods, or, for those who elect the transition option, can recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, rather than the earliest period presented.
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

To assess the impact of this standard, we have established a cross-functional implementation team consisting of representatives from all of our operating segments. The implementation team is completing the analysis of our contract portfolio to identify potential differences that would result from applying the requirements of this new standard. In addition, we continue to identify and implement the appropriate changes to our business processes and controls to support revenue recognition and disclosure under this new standard. We expect adoption of this standard to have an impact on the timing of revenue recognition related to certain lines of business and the financial statement line item reporting of certain items. Additionally, the accounting for certain direct and incremental contract costs is significantly different from our current capitalization policy; however, the full impact of this difference is currently unknown. We are continuing to evaluate the impact of this ASU and an estimate of the impact to our consolidated financial statements cannot be made at this time. We expect to adopt using the modified retrospective approach, under which we will present the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at the adoption date.

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
There were no other changes in our internal control over financial reporting during the third quarter of 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. During the nine months ended July 31, 2018, there were no share repurchases. At July 31, 2018, authorization for $134.1 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On September 5, 2018, the Company entered into an amendment to the Credit Agreement dated September 1, 2017 (the “Amendment”) by and among the Company, the designated borrowers identified on the signature pages thereto, the guarantors identified on the signature pages thereto, and the lenders party thereto, and Bank of America, N.A., as administrative agent. The Amendment increases the maximum total leverage ratio applicable to the Company for fiscal quarters commencing July 31, 2018 through April 30, 2021 by 25 basis points from those specified in the Credit Agreement dated September 1, 2017 for such periods.

The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1‡
First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signatures pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent.

10.2‡
Second Amendment, dated September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signatures pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.

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

ABM Industries Incorporated

September 7, 2018	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 7, 2018	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)