Form 10-Q
period 2019-01-31
ABM INDUSTRIES INC /DE/
filed 2019-03-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 4, 2019: 66,238,956

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

•	We may not realize the full extent of growth opportunities or potential synergies anticipated from the acquisition of GCA Services Group (“GCA”).

•
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

•	Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.

•
We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers or clients, or other compromises of our data that could adversely affect our business.

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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2018 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2019	October 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$30.6	$39.1
Trade accounts receivable, net of allowances of $23.4 and $19.2 at January 31, 2019 and October 31, 2018, respectively	1,039.2	1,014.1
Costs incurred in excess of amounts billed	40.2	—
Prepaid expenses	77.4	80.8
Other current assets	43.7	37.0
Total current assets	1,231.1	1,171.0
Other investments	15.5	16.3
Property, plant and equipment, net of accumulated depreciation of $165.1 and $153.9 at January 31, 2019 and October 31, 2018, respectively	140.0	140.1
Other intangible assets, net of accumulated amortization of $265.8 and $250.4 at January 31, 2019 and October 31, 2018, respectively	340.7	355.7
Goodwill	1,836.4	1,834.8
Other noncurrent assets	122.7	109.6
Total assets	$3,686.4	$3,627.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$42.1	$37.0
Trade accounts payable	209.1	221.9
Accrued compensation	142.1	172.1
Accrued taxes—other than income	64.8	56.0
Insurance claims	157.2	149.5
Income taxes payable	7.1	3.2
Other accrued liabilities	175.7	152.7
Total current liabilities	798.0	792.5
Long-term debt, net	945.8	902.0
Deferred income tax liability, net	29.2	37.8
Noncurrent insurance claims	364.5	360.8
Other noncurrent liabilities	70.4	62.9
Noncurrent income taxes payable	17.5	16.9
Total liabilities	2,225.3	2,172.9
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,210,379 and 66,004,361 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively	0.7	0.7
Additional paid-in capital	694.1	691.8
Accumulated other comprehensive loss, net of taxes	(12.2)	(9.0)
Retained earnings	778.6	771.2
Total stockholders’ equity	1,461.1	1,454.6
Total liabilities and stockholders’ equity	$3,686.4	$3,627.5

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2019	2018
Revenues	$1,607.9	$1,588.3
Operating expenses	1,446.0	1,429.3
Selling, general and administrative expenses	112.7	109.0
Restructuring and related expenses	3.8	14.3
Amortization of intangible assets	15.2	16.2
Operating profit	30.3	19.5
Income from unconsolidated affiliates, net	0.9	0.5
Interest expense	(13.5)	(14.3)
Income from continuing operations before income taxes	17.8	5.8
Income tax (provision) benefit	(4.7)	22.2
Income from continuing operations	13.0	28.0
Loss from discontinued operations, net of taxes	(0.1)	(0.1)
Net income	13.0	27.8
Other comprehensive income
Interest rate swaps	(8.7)	18.6
Foreign currency translation	3.1	9.4
Income tax benefit (provision)	2.4	(5.0)
Comprehensive income	$9.7	$50.9
Net income per common share — Basic
Income from continuing operations	$0.20	$0.42
Loss from discontinued operations	—	—
Net income	$0.20	$0.42
Net income per common share — Diluted
Income from continuing operations	$0.20	$0.42
Loss from discontinued operations	—	—
Net income	$0.19	$0.42
Weighted-average common and common equivalent shares outstanding
Basic	66.4	65.9
Diluted	66.7	66.3
Dividends declared per common share	$0.180	$0.175
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$13.0	$27.8
Loss from discontinued operations, net of taxes	0.1	0.1
Income from continuing operations	13.0	28.0
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities of continuing operations
Depreciation and amortization	26.7	29.0
Deferred income taxes	(8.7)	(30.3)
Share-based compensation expense	4.5	3.8
Provision for bad debt	3.0	2.6
Discount accretion on insurance claims	0.2	0.2
Gain on sale of assets	—	(0.1)
Income from unconsolidated affiliates, net	(0.9)	(0.5)
Distributions from unconsolidated affiliates	1.7	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(68.2)	15.7
Prepaid expenses and other current assets	(8.2)	1.4
Other noncurrent assets	—	(1.7)
Trade accounts payable and other accrued liabilities	(32.5)	(33.2)
Insurance claims	11.1	5.8
Income taxes payable	13.1	10.9
Other noncurrent liabilities	5.9	2.2
Total adjustments	(52.3)	5.8
Net cash (used in) provided by operating activities of continuing operations	(39.3)	33.8
Net cash used in operating activities of discontinued operations	(0.1)	(0.1)
Net cash (used in) provided by operating activities	(39.3)	33.7
Cash flows from investing activities
Additions to property, plant and equipment	(11.6)	(10.6)
Proceeds from sale of assets	0.2	0.3
Adjustments to sale of business	—	(1.9)
Purchase of businesses, net of cash acquired	—	(2.4)
Investments in unconsolidated affiliates	—	(0.6)
Net cash used in investing activities	(11.4)	(15.3)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(2.3)	(2.0)
Dividends paid	(11.9)	(11.5)
Deferred financing costs paid	—	(0.1)
Borrowings from credit facility	357.6	304.3
Repayment of borrowings from credit facility	(309.6)	(303.0)
Changes in book cash overdrafts	7.2	(1.2)
Financing of energy savings performance contracts	1.7	—
Repayment of capital lease obligations	(0.8)	(0.8)
Net cash provided by (used in) financing activities	42.0	(14.3)
Effect of exchange rate changes on cash and cash equivalents	0.3	1.7
Net (decrease) increase in cash and cash equivalents	(8.5)	5.8
Cash and cash equivalents at beginning of year	39.1	62.8
Cash and cash equivalents at end of period	$30.6	$68.6
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2018 (“Annual Report”). Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
Discontinued Operations
Following the sale of our Security business in 2015, we record all costs associated with this former business in discontinued operations. Such costs generally relate to litigation we retained and insurance reserves.
Prior Year Reclassifications
Effective November 1, 2018, we have modified the presentation of inter-segment revenues, which are recorded at cost with no associated intercompany profit or loss and are eliminated in consolidation. Our prior period segment data in Note 11, “Segment Information,” has been reclassified to conform with our fiscal 2019 presentation. These changes had no impact on our previously reported consolidated balance sheets, statements of comprehensive income, or statements of cash flows.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.

Management Reimbursement Revenue by Segment
We operate certain parking facilities under managed location arrangements. Under these arrangements, we manage the parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. See Note 3, “Revenue,” for further details regarding managed location arrangement considerations under the new revenue standards. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended January 31,
(in millions)	2019	2018
Business & Industry	$66.3	$63.0
Aviation	24.2	25.5
Healthcare	4.7	4.9
Total	$95.2	$93.4
Recently Adopted Accounting Standards
Our significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended January 31, 2019, other than those described below.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued several ASUs further updating Topic 606.
Additionally, in May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, to clarify how operating entities should determine the customer of operation services for transactions within the scope of this guidance, which U.S. GAAP did not address prior to this ASU. The amendment eliminates diversity in practice by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. We determined that revenue we generate from service concession arrangements, primarily from certain parking arrangements, will be accounted for under this guidance. We adopted the amendments in this update in conjunction with the adoption of Topic 606, as discussed below.
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
We adopted Topic 606 and Topic 853 on November 1, 2018 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of 2019; prior period financial statements are not adjusted. We applied the standards to contracts that had not been completed at November 1, 2018 and did not apply them to contracts that were modified before the beginning of the earliest reporting period presented. See Note 3, “Revenue,” for further details.

Other Recently Adopted Accounting Standards
During the first quarter of 2019, we adopted the following ASUs with no material impact on our consolidated financial statements:

ASU	Topic	Method of Adoption
2016-01	Financial Instruments	Modified retrospective
2016-15	Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments	Retrospective
2016-16	Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory	Modified retrospective
2016-18	Statement of Cash Flows — Restricted Cash	Retrospective
2017-07	Compensation — Retirement Benefits	Retrospective
2017-09	Compensation — Stock Compensation	Prospective
2018-02	Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
Early adopted; we elected not to reclassify any stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) due to the insignificance of the amount remaining in accumulated other comprehensive income (“AOCI”).

2018-04	Investments — Debt Securities	Adopted in conjunction with ASU 2016-01
Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require us to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the statement of comprehensive income. The FASB issued several updates to ASU 2016-02, including ASU 2018-10, Codification Improvements, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method to adopt Topic 842.
We have established an implementation team to comprehensively evaluate the impact of adopting this guidance, which includes: reviewing our lease portfolio; implementing new system tools to help us meet reporting requirements; and assessing the impact to business processes, internal control over financial reporting, and the related disclosure requirements. While our evaluation is ongoing, we believe the adoption of this standard will have a significant impact on our consolidated balance sheets due to the recognition of right-of-use assets and corresponding lease liabilities. Refer to Note 14, “Commitments and Contingencies,” in our 2018 Annual Report for information about our lease obligations. This standard will become effective for us on November 1, 2019. We plan to adopt using a modified retrospective transition approach for leases that exist in the period of adoption, and therefore we will not restate the prior comparative periods.
No other recently issued standards are expected to have a significant impact on our fiscal 2020 consolidated financial statements.

3. REVENUE

Impact of Adopting Topic 606 and Topic 853 on the Consolidated Financial Statements
On November 1, 2018, we recorded a pre-tax increase of $9.1 million to our opening retained earnings as a result of adopting Topic 606. These changes primarily related to: (1) the capitalization of certain commission costs that were previously expensed as incurred; (2) the deferral of revenue, and the associated margin, on uninstalled materials associated with certain project type contracts that will now be recognized when installation is substantially complete; and (3) the deferral of initial franchise license fees that were previously recognized when the franchise license term began but will now be recognized over the term of the initial franchise arrangement. Changes to our consolidated balance sheets include the separate presentation of costs incurred in excess of amounts billed, which were previously included in trade accounts receivable, net. Additionally, in accordance with Topic 853, rent expense related to service concession arrangements, which was previously classified as an operating expense, is now classified as a reduction of revenues.

(in millions)	Balance at October 31, 2018	Adjustments Due to Adoption of Topic 606	Balance at November 1, 2018
ASSETS
Current assets
Trade accounts receivable, net	$1,014.1	$(40.1)	$974.0
Costs incurred in excess of amounts billed	—	40.1	40.1
Other current assets	37.0	3.6	40.6
Other noncurrent assets	109.6	11.5	121.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other accrued liabilities	$152.7	$6.0	$158.9
Deferred income tax liability, net	37.8	2.6	40.3
Retained earnings	771.2	6.5	777.6
The impact of adopting Topic 606 on our unaudited consolidated balance sheet as of January 31, 2019 was as follows:

	As of January 31, 2019
(in millions)	Under Historical Guidance	Effect of Adoption	As Reported
ASSETS
Current assets
Other current assets	$38.9	$4.8	$43.7
Other noncurrent assets	111.4	11.3	122.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other accrued liabilities	$170.9	$4.8	$175.7
Deferred income tax liability, net	27.3	1.9	29.2
Retained earnings	769.2	9.4	778.6

The impacts of adopting Topic 606 and Topic 853 on our unaudited consolidated statements of comprehensive income for the three months ended January 31, 2019 were as follows:

	Three Months Ended January 31, 2019
(in millions, except per share amounts)	Under Historical Guidance	Effect of Adoption	As Reported
Revenues	$1,617.9	$(10.0)	$1,607.9
Operating expenses	1,457.3	(11.3)	1,446.0
Selling, general and administrative expenses	113.6	(0.9)	112.7
Income tax (provision) benefit	(4.2)	(0.6)	(4.7)
Net income	11.3	1.7	13.0

Net income per common share — Basic	$0.17	$0.03	$0.20
Net income per common share — Diluted	$0.17	$0.03	$0.19
There were no significant impacts on our consolidated statements of cash flows other than offsetting shifts in net cash provided by operating activities between net income and various changes in working capital line items.
Disaggregation of Revenue
We generate revenues under several types of contracts, as further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenue from contracts with customers into major service lines. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Aviation, Technology and Manufacturing (“T&M”), Education, Technical Solutions, and Healthcare, as described in Note 11, “Segment Information.”

	Three Months Ended January 31, 2019
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Healthcare	Total
Major Service Line
Janitorial(1)	$549.7	$31.1	$187.8	$183.3	$—	$38.0	$989.9
Parking(2)	114.4	85.8	7.4	0.8	—	13.7	222.1
Facility Services(3)	110.2	18.0	40.8	20.7	—	15.0	204.7
Airline Services(4)	0.2	117.5	—	—	—	—	117.7
Building & Energy Solutions(5)	—	—	—	—	107.9	—	107.9
	$774.5	$252.4	$236.1	$204.7	$107.9	$66.7	$1,642.3
Elimination of inter-segment revenues							(34.4)
Total							$1,607.9
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas.
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. Certain of our management reimbursement, leased, and allowance location arrangements are considered service concession agreements and are accounted for under the guidance of Topic 853. For the three months ended January 31, 2019, rent expense related to service concession arrangements, previously recorded within operating expenses, has been recorded as a reduction of the related parking service revenues.
(3) Facility Services arrangements provide onsite mechanical engineering and technical services and solutions relating to a broad range of facilities and infrastructure systems that are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations.

(4) Airline Services arrangements support airlines and airports with services ranging from passenger assistance, catering logistics, and airplane cabin maintenance.
(5) Building & Energy Solutions arrangements provide custom energy solutions, electrical, HVAC, lighting, and other general maintenance and repair services for clients in the public and private sectors. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands.
Contracts with Customers
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Once a contract is identified, we evaluate whether it is a combined or single contract and whether it should be accounted for as more than one performance obligation. Generally, most of our contracts are cancelable by either party without a substantive penalty and the majority have a notification period of 30 to 60 days. If a contract includes a cancellation clause, the remaining contract term is limited to the required termination notice period.
At contract inception, we assess the services promised to our customers and identify a performance obligation for each promise to transfer to the customer a service, or a bundle of services, that is distinct. To identify the performance obligation, we consider all of our services promised in the contract, regardless of whether they are explicitly stated or are implied by customary business practices.
The majority of our contracts contain multiple promises that represent an integrated bundle of services comprised of activities that may vary over time; however, these activities fulfill a single integrated performance obligation since we perform a continuous service that is substantially the same and has the same pattern of transfer to the customer. Our performance obligations are primarily satisfied over time as we provide the related services. We allocate the contract transaction price to this single performance obligation and recognize revenue as the services are performed, as further described in “Contract Types” below.
Certain arrangements involve variable consideration (primarily per transaction fees, reimbursable expenses, and sales-based royalties). We do not estimate the variable consideration for these arrangements; rather, we recognize these variable fees in the period they are earned. Some of our contracts, often related to Airline Services, may also include performance incentives based on variable performance measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception and are recognized as revenue once known and mutually agreed upon. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us.
We primarily account for our performance obligations under the series guidance, using the as-invoiced practical expedient when applicable. We apply the as-invoiced practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts. Under this practical expedient, we recognize revenue in an amount that corresponds directly with the value to the customer of our performance completed to date and for which we have the right to invoice the customer.
We typically bill customers on a monthly basis and have the right to consideration from customers in an amount that corresponds directly with the performance obligation satisfied to date. The time between completion of the performance obligation and collection of cash is generally 30 to 60 days. Sales-based taxes are excluded from revenue.
Contracts generally can be modified to account for changes in specifications and requirements. We consider contract modifications to exist when the modification either changes the consideration, creates new performance obligations, or changes the existing scope of the contract and related performance obligations. Historically, contract modifications have been for services that are not distinct from the existing contract, since we are providing a bundle of services that are highly inter-related and are therefore treated as if they were part of that existing contract. Such modifications are generally accounted for prospectively as part of the existing contract.

Contract Types
We have arrangements under various contract types within our major service lines.
Monthly Fixed-Price
Monthly fixed-price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Janitorial, Facilities Services, and Airline Services contracts are structured pursuant to this type of arrangement.
Square-Foot
Monthly square-foot arrangements are contracts in which the client agrees to pay a fixed fee every month based on the actual square footage serviced over a specified contract term. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Janitorial contracts are structured pursuant to this type of arrangement.
Cost-Plus
Cost-plus arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Janitorial, Facilities Services, and Airline Services contracts are structured pursuant to this type of arrangement.
Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal. Because the nature of these short-term contracts involves performing one-off type services, revenue is recognized at the agreed-upon contractual amount over time as the services are provided, because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Janitorial and Facilities Services are often structured under to this type of arrangement.
Transaction-Price
Transaction-price contracts are arrangements in which customers are billed a fixed price for each transaction performed on a monthly basis (e.g., wheelchair passengers served, airplane cabins cleaned). We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Airline Services contracts are structured under this type of arrangement.
Hourly
Hourly arrangements are contracts in which the client is billed a fixed hourly rate for each labor hour provided. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Airline Services contracts are structured under this type of arrangement.

Management Reimbursement
Under management reimbursement arrangements, within our Parking service line, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. We measure progress toward satisfaction of the performance obligation over time as the services are provided. Under these contracts we recognize both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses, as such expenses are incurred. Such revenues do not include gross customer collections at the managed locations because they belong to the property owners. We have determined we are the principal in these transactions, because the nature of our performance obligation is for us to provide the services on behalf of the customer and we have control of the promised services before they are transferred to the customer.
Leased Location
Under leased location parking arrangements, within our Parking service line, we pay a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers, to the property owner. We retain all revenues and we are responsible for most operating expenses incurred. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed.
As described above and in Note 2, “Basis of Presentation and Significant Accounting Policies,” and in accordance with Topic 853, rental expense and certain other expenses under contracts that meet the definition of service concession arrangements are recorded as a reduction of revenue.
Allowance
Under allowance parking arrangements, within our Parking service line, we are paid a fixed amount or hourly rate to provide parking services and we are responsible for certain operating expenses that are specified in the contract. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual rate over time because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under energy savings and fixed-price repair and refurbishment arrangements, within our Building & Energy Solutions service line, we agree to develop, design, engineer, and construct a project. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards.
We use the cost-to-cost method, which compares the actual costs incurred to date with the current estimate of total costs to complete in order to measure the satisfaction of the performance obligation and recognize revenue as work progresses, as we believe this best depicts the transfer of control to the customer, that occurs as we incur costs on our contracts. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Equipment purchased for these projects is project-specific and considered a value-added element to our work. Equipment costs are incurred when title is transferred to us, typically upon delivery to the work site. Revenue for uninstalled equipment is recognized at cost and the associated margin is deferred until installation is substantially complete.
We recognize revenue over time for all of our services as we perform them, because (i) control continuously transfers to the customer as work progresses or (ii) we have the right to bill the customer as costs are incurred. The customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.
Certain project contracts include a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s) or in accordance with a fixed billing schedule. Fixed billing schedules may not precisely match the actual costs incurred. Therefore, revenue recognized may differ from amounts that can be billed or invoiced to the customer at any point during the contract, resulting in balances that are considered revenue recognized in excess of cumulative billings or cumulative billings in excess of revenue recognized. Advanced payments from our customers generally do not represent a significant financing component as the payments are used to meet working capital demands that can be higher in the early stages of a contract, as well as to protect us from our customer failing to meet its obligations under the contract.

Certain projects include service maintenance agreements under which existing systems are repaired and maintained for a specific period of time. We generally recognize revenue under these arrangements over time. Our service maintenance agreements are generally one-year renewable agreements.
Franchise
We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions and are included in our Building & Energy Solutions service line. Initial franchise fees result from the sale of a franchise license and include the use of the name, trademarks, and proprietary methods. The franchise license is considered symbolic intellectual property, and revenue related to the sale of this right is recognized at the agreed-upon contractual amount over the term of the initial franchise agreement.
Royalty fee revenue consists of sales-based royalties received as part of the consideration for the franchise right, which is calculated as a percentage of the franchisees’ revenue. We recognize royalty fee revenue at the agreed-upon contractual rates over time as the customer revenue is generated by the franchisees. A receivable is recognized for an estimate of the unreported royalty fees, which are reported and remitted to us in arrears.
Remaining Performance Obligations
At January 31, 2019, we had $193.0 million related to performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue. We expect to recognize revenue on approximately 54% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.
These amounts exclude variable consideration primarily related to: (1) contracts where we have determined that the contract consists of a series of distinct service periods and revenues are based on future performance that cannot be estimated at contract inception; (2) parking contracts where we and the customer share the gross revenues or operating profit for the location; and (3) contracts where transaction prices include performance incentives that are based on future performance and therefore cannot be estimated at contract inception. We apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.
Costs to Obtain a Contract With a Customer
We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, as contract assets and recognize the expense on a straight-line basis over a weighted average expected customer relationship period. Upon adoption of Topic 606 on November 1, 2018, we capitalized $15.1 million of commissions related to contracts that were not completed at that date. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense.
Contract Balances
The timing of revenue recognition, billings, and cash collections results in contract assets and contract liabilities, as further explained below. The timing of revenue recognition may differ from the timing of invoicing to customers. If a contract includes a cancellation clause that allows for the termination of the contract by either party without a substantive penalty, the contract term is limited to the termination notice period.
Contract assets consist of billed trade receivables, unbilled trade receivables, and costs incurred in excess of amounts billed. Billed and unbilled trade receivables represent amounts from work completed in which we have an unconditional right to bill our customer. Costs incurred in excess of amounts billed typically arise when the revenue recognized on projects exceeds the amount billed to the customer. These amounts are transferred to billed trade receivables when the rights become unconditional. Contract liabilities consist of deferred revenue and advance payments and billings in excess of revenue recognized. We generally classify contract liabilities as current since the related contracts are generally for a period of one year or less. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation.

The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2019	November 1, 2018
Contract assets
Billed trade receivables(1)	$971.5	$918.9
Unbilled trade receivables(1)	91.1	74.3
Costs incurred in excess of amounts billed(2)	40.2	40.1
Capitalized commissions(3)	16.1	15.1
(1) Included in trade accounts receivable, net, on the consolidated balance sheets. The fluctuation correlates directly to the execution of new customer contracts and invoicing and collections from customers in the normal course of business.
(2) Increase is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the consolidated balance sheets. During the three months ended January 31, 2019, we capitalized $2.1 million of new costs and amortized $1.2 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2019
Contract liabilities(1)
Balance at beginning of period	$41.7
Additional contract liabilities	92.6
Recognition of deferred revenue	(91.7)
Balance at end of period	$42.6
(1) Included in other accrued liabilities on the consolidated balance sheets.

4. RESTRUCTURING AND RELATED COSTS

GCA Services Group Restructuring
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA Services Group (“GCA”). We incurred the majority of our anticipated severance expense associated with this restructuring program in the first half of 2018. We expect to incur additional charges related to other project fees as we continue to further integrate and consolidate our operational and financial processes to support the growth and capabilities of our shared services and operations. Additionally, we continue standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We also continue consolidating our real estate leases.
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
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2018	Costs Recognized(1)	Payments	Balance, January 31, 2019
Employee severance	$3.8	$1.3	$(1.7)	$3.4
Lease exit costs and asset impairment	3.1	—	(0.3)	2.8
Other project fees	1.8	2.5	(1.5)	2.7
Total	$8.6	$3.8	$(3.5)	$8.9
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA	$2.0	$14.8	$10.3	$—	$—	$27.1
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$32.0	$27.8	$21.0	$7.7	$5.2	$93.6

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2019	2018
Income from continuing operations	$13.0	$28.0
Loss from discontinued operations, net of taxes	(0.1)	(0.1)
Net income	$13.0	$27.8

Weighted-average common and common equivalent shares outstanding — Basic	66.4	65.9
Effect of dilutive securities
Restricted stock units	0.1	0.2
Stock options	0.1	0.1
Performance shares	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.7	66.3

Net income per common share — Basic
Income from continuing operations	$0.20	$0.42
Loss from discontinued operations	—	—
Net income	$0.20	$0.42

Net income per common share — Diluted
Income from continuing operations	$0.20	$0.42
Loss from discontinued operations	—	—
Net income	$0.19	$0.42
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2019	2018
Anti-dilutive	0.4	0.2

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2019	October 31, 2018
Cash and cash equivalents(1)	1	$30.6	$39.1
Insurance deposits(2)	1	0.8	0.6
Assets held in funded deferred compensation plan(3)	1	2.5	2.7
Credit facility(4)	2	997.0	949.0
Interest rate swap (liabilities) assets(5)	2	(6.0)	1.3
Investments in auction rate securities(6)	3	5.0	5.0
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
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 8, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. At January 31, 2019 and October 31, 2018, our interest rate swaps are included in “Other noncurrent liabilities” and “Other noncurrent assets,” respectively, on the accompanying unaudited consolidated balance sheets. See Note 8, “Credit Facility,” for further information.
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
At January 31, 2019 and October 31, 2018, we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that is included in “Other investments” on the accompanying unaudited consolidated balance sheets. This auction rate security is a debt instrument with a stated maturity in 2050. The interest rate for this security is designed to be reset through Dutch auctions approximately every thirty days; however, auctions for this security have not occurred since August 2007. At January 31, 2019 and October 31, 2018, there were no unrealized gains or losses on our auction rate security included in AOCI.
During the three months ended January 31, 2019, we had no transfers of assets or liabilities between any of the above hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis, which are subject to fair value adjustments in certain circumstances. These assets can include: goodwill; intangible assets; property, plant and equipment; and long-lived assets that have been reduced to fair value when they are held for sale.

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
Actuarial Review Performed During the First Quarter of 2019
During the three months ended January 31, 2019, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2018 and ending October 31, 2018 for all policy years in which open claims existed.
The actuarial review indicated the changes we have made to our risk management program have reduced the frequency of claims; however, we are experiencing adverse developments that impact claim costs relating to prior periods. Claim management initiatives include programs to identify those claims earlier in the claims cycle that may potentially develop adversely and ensure the establishment of reserves consistent with known fact patterns. However, with respect to claims related to prior fiscal years, the actuarial review showed unfavorable developments in our estimates of ultimate losses related to general liability, property damage, workers’ compensation, and automobile liability claims, as described below.
The actuarial review related to our general liability program indicated the total number of claims continues to show a pattern of decreasing frequency, particularly with bodily injury claims. However, we experienced adverse developments with respect to claims related to prior fiscal years that are largely attributable to adjustments for certain alleged bodily injury claims.
Due to increases in projected costs and severity of claims in prior fiscal years, we increased our estimate of ultimate losses for workers’ compensation claims. Statutory, regulatory, and legal developments have also contributed to the increase in our estimated losses. Our workers’ compensation estimate of ultimate losses was primarily impacted by increases in projected costs for a significant number of prior year claims in California.
Our automobile liability program covers our fleet of passenger vehicles, service vans, and shuttle buses, which are associated with our various transportation service contracts. Claim frequency and severity associated with our fleet operations developed unfavorably versus actuarial expectations, consistent with insurance trends exhibited in the broader insurance book of claims.
Based on the results of the actuarial review and subsequent developments, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims by $5.0 million during the three months ended January 31, 2019. This adjustment was $3.0 million higher than the total adjustment related to prior year claims of $2.0 million during the three months ended January 31, 2018. We will continue to assess ongoing developments, which may result in further adjustments to reserves.

Insurance Related Balances and Activity

(in millions)	January 31, 2019	October 31, 2018
Insurance claim reserves, excluding medical and dental	$512.0	$501.4
Medical and dental claim reserves	9.7	8.9
Insurance recoverables	73.7	73.7
At January 31, 2019 and October 31, 2018, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2019	October 31, 2018
Standby letters of credit	$143.5	$144.1
Surety bonds	89.2	89.2
Restricted insurance deposits	0.8	0.6
Total	$233.5	$233.9
8. CREDIT FACILITY

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
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At January 31, 2019, the weighted average interest rate on our outstanding borrowings was 4.32%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility, as amended, contains certain covenants, including a maximum leverage ratio of 4.50 to 1.0, which steps down to 3.50 to 1.0 by July 2021, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2019, we were in compliance with these covenants.
The Credit Facility also includes customary events of default, including failure to pay principal, interest, or fees when due, failure to comply with covenants, the occurrence of certain material judgments, or a change in control of the Company. If certain events of default occur, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Credit Facility, declare all amounts outstanding (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
Total deferred financing costs related to the Credit Facility were $18.7 million, consisting of $13.4 million related to the term loan and $5.2 million related to the line of credit, which are being amortized to interest expense over the term of the Credit Facility.

Credit Facility Information

(in millions)	January 31, 2019	October 31, 2018
Current portion of long-term debt
Gross term loan	$45.0	$40.0
Unamortized deferred financing costs	(2.9)	(3.0)
Current portion of term loan	$42.1	$37.0

Long-term debt
Gross term loan	$725.0	$740.0
Unamortized deferred financing costs	(6.2)	(6.9)
Total noncurrent portion of term loan	718.8	733.1
Line of credit(1)(2)	227.0	169.0
Long-term debt	$945.8	$902.0
(1) Standby letters of credit amounted to $152.4 million at January 31, 2019.
(2) At January 31, 2019, we had borrowing capacity of $410.2 million; however, covenant restrictions limited our borrowing capacity to $352.5 million.
Term Loan Maturities
During the first quarter of 2019, we made $10.0 million of principal payments under the term loan. As of January 31, 2019, the following principal payments are required under the term loan.

(in millions)	2019	2020	2021	2022
Debt maturities	$30.0	$60.0	$120.0	$560.0
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
At January 31, 2019 and October 31, 2018, amounts recorded in AOCI for interest rate swaps were $11.5 million, net of taxes of $4.7 million, and $17.8 million, net of taxes of $7.1 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three months ended January 31, 2019, we amortized $1.0 million of this gain, net of taxes of $0.4 million, to interest expense. At January 31, 2019, the total amount expected to be reclassified from AOCI to earnings during the next twelve months was $2.8 million, net of taxes of $1.2 million.

9. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2019, these letters of credit and surety bonds totaled $152.4 million and $463.6 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2019, total guarantees were $179.5 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
In connection with an unconsolidated joint venture in which one of our subsidiaries has a 33% ownership interest, that subsidiary and the other joint venture partners have each jointly and severally guaranteed the obligations of the joint venture to perform under certain contracts extending through 2021. Annual revenues relating to the underlying contracts are approximately $35 million. Should the joint venture be unable to perform under these contracts, the joint venture partners would be jointly and severally liable for any losses incurred by the client due to the failure to perform.
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
At January 31, 2019, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $12.1 million. This $12.1 million includes accruals of $3.3 million in connection with the Hussein case and $5.4 million in connection with the Castro case, which amounts were previously accrued and are discussed further below.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the Superior Court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. This matter has not been set for trial. Prior to trial, we will have the opportunity to move for summary judgment, seek decertification of the classes, or mediate, if we deem such actions appropriate.

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, pending in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”) and

Isse et al. v. Air Serv Corporation filed on February 7, 2017 in the Superior Court of Washington for King County (the “Isse case”)

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

On July 30, 2018, the United States District Court for the Western District of Washington at Seattle preliminarily approved the settlement in the Hussein case. At the final approval hearing on December 4, 2018, the court (i) accepted opt-out notices from 78 Hussein class members (the “opt-out members”) indicating their intent to participate in separate lawsuits (leaving 386 class members in the Hussein class), (ii) directed the parties to recalculate the settlement amount by deducting the settlement funds attributable to the 78 opt-out members, and (iii) requested other minor changes, but indicated that the court intended to grant final approval of the settlement with these changes. On December 20, 2018, the court issued its order granting final approval of the Hussein class action settlement in the amount of $2.1 million. The Hussein settlement funds were distributed to the class on March 6, 2019. In January 2019, we reached a tentative agreement to resolve the claims of the opt-out members for $1.2 million.

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

After a court-ordered mediation held on October 15, 2018, the parties agreed to a class action settlement of $5.4 million, subject to court approval. The plaintiffs’ motion for preliminary approval of the settlement was filed on January 4, 2019, and the court held a hearing on the motion on February 12, 2019. On February 14, 2019, the court granted preliminary approval of the settlement. In connection with the settlement, we modified our existing written policies for California to expressly confirm that ABM service workers are not required to use personal cell phones for work purposes and began centralizing the process and implementing technology for such employees to request reimbursement for personal cell phone use due to work. A hearing on final approval of the settlement is scheduled to be held on August 20, 2019.

10. INCOME TAXES

On December 22, 2017, the Tax Act was enacted into law, which, among other provisions, reduced the federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Since we have an October 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.3% for fiscal 2018 and 21% for subsequent fiscal years. Other provisions under the Tax Act became effective for us in fiscal 2019, including limitations on deductibility of interest and executive compensation as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”), which we have elected to account for as a period cost.
Due to the complexities of implementing the provisions of the Tax Act, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 to provide guidance on accounting for the tax effects of the Tax Act and permitted companies to record provisional amounts during a measurement period not to exceed one year from the enactment date. During the first quarter of 2018, we remeasured certain deferred tax assets and liabilities based on the new tax rates at which they were expected to reverse in the future and recorded a provisional one-time tax benefit of $28.7 million related to this remeasurement. In addition, we recorded a provisional expense of $7.0 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We completed our analysis of the impacts of these provisions under the Tax Act as of October 31, 2018, and recorded adjustments during the fourth quarter of 2018 that (i) increased the benefit to $29.6 million for the remeasurement of certain deferred tax assets and liabilities and (ii) decreased the expense to $4.5 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
Our quarterly provision for income taxes from continuing operations is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period. Our income taxes for the three months ended January 31, 2019 increased by $0.7 million due to certain reserves and decreased by $0.5 million of excess tax benefits related to the vesting of share-based compensation awards.
During the three months ended January 31, 2018, we had an income tax benefit on income from continuing operations of $22.2 million, primarily due to a net discrete tax benefit of $21.7 million related to provisional amounts recorded under the Tax Act and $1.5 million of excess tax benefits related to the vesting of share-based compensation awards.

11. SEGMENT INFORMATION

Our reportable segments consist of B&I, Aviation, T&M, Education, Technical Solutions, and Healthcare, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to the modification in our presentation of inter-segment revenues.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties and sports and entertainment venues. B&I also provides vehicle maintenance and other services to rental car providers.

Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
T&M	T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.
Healthcare
Healthcare offers janitorial, facilities management, clinical engineering, food and nutrition, laundry and linen, parking and guest services, and patient transportation services at traditional hospitals and non-acute facilities.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2019	2018
Revenues
Business & Industry	$774.5	$756.3
Aviation	252.4	260.1
Technology & Manufacturing	236.1	232.2
Education	204.7	206.9
Technical Solutions	107.9	104.0
Healthcare	66.7	67.7
Elimination of inter-segment revenues	(34.4)	(38.9)
	$1,607.9	$1,588.3
Operating profit (loss)
Business & Industry	$36.5	$28.5
Aviation	3.9	5.8
Technology & Manufacturing	18.2	16.9
Education	10.3	9.2
Technical Solutions	5.9	5.5
Healthcare	1.2	2.7
Government Services	—	(0.7)
Corporate	(44.7)	(47.4)
Adjustment for income from unconsolidated affiliates, net, included in Aviation	(0.9)	(0.6)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.3)
	30.3	19.5
Income from unconsolidated affiliates, net	0.9	0.5
Interest expense	(13.5)	(14.3)
Income from continuing operations before income taxes	$17.8	$5.8
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2018 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31.
Effective November 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of 2019; prior period financial statements are not adjusted. Refer to Note 2, “Basis of Presentation,” and Note 3, “Revenue,” in the Financial Statements for additional information regarding the impact of adoption.

Business Overview
ABM is a leading provider of integrated facility services, customized by industry, with a mission to make a difference, every person, every day.
2020 Vision Developments in 2019
In September 2015, we announced a comprehensive transformation initiative (“2020 Vision”) intended to drive long-term profitable growth through an industry-based go-to-market approach. We continue focusing on several key initiatives across our organization to sustain our 2020 Vision strategy and profitably deliver leading industry-based facility solutions. We are targeting significant investments in our information technology infrastructure to help simplify our operating environment, drive productivity, and create consistency and efficiency across our organization. We continue upgrading several key platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We are also utilizing technology to help improve processes company-wide, including account planning, labor management, payroll, and procurement. We continue to centralize many of our back-office functions through our Enterprise Services Center in Sugar Land, Texas to help drive consistency in practice and support operating efficiency. In addition, by consolidating purchasing activities we have been able to leverage our scale, increase our purchasing power, and identify preferred suppliers, which has enabled cost saving opportunities in supplies and materials procurement.

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

Restructuring and Related Costs
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA Services Group (“GCA”). We incurred the majority of our anticipated severance expense associated with this restructuring program in the first half of 2018. We expect to incur additional charges related to other project fees as we continue to further integrate and consolidate our operational and financial processes to support the growth and capabilities of our shared services and operations. Additionally, we continue standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We also continue consolidating our real estate leases.

	Three Months Ended
(in millions)	January 31, 2019	Cumulative
Employee Severance	$1.3	$14.8
Other Project Fees	2.5	10.3
External Support Fees	—	2.0
Total	$3.8	$27.1
Segment Reporting

Our reportable segments consist of Business & Industry (“B&I”), Aviation, Technology & Manufacturing (“T&M”), Education, Technical Solutions, and Healthcare, as further described below. Effective November 1, 2018, we have modified the presentation of inter-segment revenues, which are recorded at cost with no associated intercompany profit or loss and are eliminated in consolidation. Our prior period segment data has been reclassified to conform with our fiscal 2019 presentation. These changes had no impact on our previously reported consolidated balance sheets, statements of comprehensive income, or statements of cash flows.

REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties and sports and entertainment venues. B&I also provides vehicle maintenance and other services to rental car providers.

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities.
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

Insurance
During the three months ended January 31, 2019, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2018 and ending October 31, 2018 for all policy years in which open claims existed. The actuarial review indicated the changes we have made to our risk management program have reduced the frequency of claims; however, we are experiencing adverse developments that impact claim costs relating to prior periods. Claim management initiatives include programs to identify those claims earlier in the claims cycle that may potentially develop adversely and ensure the establishment of reserves consistent with known fact patterns. However, with respect to claims related to prior fiscal years, the actuarial review showed unfavorable developments in our estimates of ultimate losses related to general liability, property damage, workers’ compensation, and automobile liability claims.
Based on the results of the actuarial review and subsequent developments, we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims by $5.0 million during the three months ended January 31, 2019. This adjustment was $3.0 million higher than the total adjustment related to prior year claims of $2.0 million during the three months ended January 31, 2018. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Key Financial Highlights

•	Revenues increased by $19.6 million, or 1.2%, as compared to the three months ended January 31, 2018.

•
Operating profit increased by $10.8 million, or 55.4%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The increase in operating profit is primarily attributable to higher gross margin, particularly within B&I, and lower corporate expenses due to lower restructuring and related expenses.

•
Our income taxes from continuing operations for the three months ended January 31, 2019 increased by $0.7 million due to certain reserves and decreased by $0.5 million of excess tax benefits related to the vesting of share-based compensation awards. Comparatively, the three months ended January 31, 2018, benefited from a net discrete tax benefit of $21.7 million related to provisional amounts recorded under the Tax Cuts and Jobs Act (the “Tax Act”) and $1.5 million of excess tax benefits related to the vesting of share-based compensation awards.

•
Net cash used in operating activities was $39.3 million during the three months ended January 31, 2019. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter. We expect operating activities of continuing operations to provide positive cash flows for 2019.

•	Dividends of $11.9 million were paid to shareholders, and dividends totaling $0.180 per common share were declared during the three months ended January 31, 2019.

•
At January 31, 2019, total outstanding borrowings under our credit facility were $997.0 million, and we had up to $410.2 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $352.5 million.

Results of Operations

Three Months Ended January 31, 2019 Compared with the Three Months Ended January 31, 2018
Consolidated

	Three Months Ended January 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$1,607.9	$1,588.3	$19.6	1.2%
Operating expenses	1,446.0	1,429.3	16.7	1.2%
Gross margin	10.1%	10.0%	6 bps
Selling, general and administrative expenses	112.7	109.0	3.7	3.4%
Restructuring and related expenses	3.8	14.3	(10.5)	(73.6)%
Amortization of intangible assets	15.2	16.2	(1.0)	(6.2)%
Operating profit	30.3	19.5	10.8	55.4%
Income from unconsolidated affiliates, net	0.9	0.5	0.4	71.1%
Interest expense	(13.5)	(14.3)	0.8	(5.7)%
Income from continuing operations before income taxes	17.8	5.8	12.0	NM*
Income tax (provision) benefit	(4.7)	22.2	(26.9)	NM*
Income from continuing operations	13.0	28.0	(15.0)	(53.4)%
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	—	(55.8)%
Net income	13.0	27.8	(14.8)	(53.4)%
Other comprehensive income
Interest rate swaps	(8.7)	18.6	(27.3)	NM*
Foreign currency translation	3.1	9.4	(6.3)	(67.4)%
Income tax benefit (provision)	2.4	(5.0)	7.4	NM*
Comprehensive income	$9.7	$50.9	$(41.2)	(80.9)%

*Not meaningful
Revenues
Revenues increased by $19.6 million, or 1.2%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The increase in revenues was primarily attributable to organic growth in B&I, in our U.S. Technical Solutions business, and in T&M. This increase was partially offset by a reclassification of $11.3 million of rent expense related to service concession arrangements, primarily within Aviation. This expense was previously recorded as an operating expense but is now recorded as a reduction of revenues, due to the adoption of Topic 853. Additionally, we lost certain accounts in Aviation, in our U.K. Technical Solutions business, and in Education.
Operating Expenses
Operating expenses increased by $16.7 million, or 1.2%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. This increase was partially offset by the reclassification of $11.3 million of rent expense related to service concession arrangements to revenue, as noted above. Gross margin increased slightly by 6 bps to 10.1% in the three months ended January 31, 2019 from 10.0% in the three months ended January 31, 2018. The increase in gross margin was primarily associated with improved margins on certain B&I and T&M accounts, partially offset by a higher self-insurance adjustment related to prior year claims.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.7 million, or 3.4%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The increase in selling, general and administrative expenses was primarily related to:

•	the absence of a $4.0 million reimbursement of previously expensed legal settlement costs;

•	a $3.7 million increase in technology investments and related support; and

•	a $2.1 million increase in bad debt expense primarily associated with specific reserves established for client receivables.
This increase was partially offset by:

•	a $5.4 million decrease in compensation and related expenses; and

•	the absence of $1.4 million of acquisition costs related to the GCA acquisition in the prior year.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $10.5 million, or 73.6%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, due to restructuring expenses, mainly severance, incurred in the prior year following the acquisition of GCA, partially offset by continued integration expenses in the current year.
Income Taxes from Continuing Operations
During the three months ended January 31, 2019, we had an income tax provision of $4.7 million, compared with an income tax benefit of $22.2 million during the three months ended January 31, 2018. Our income taxes for the three months ended January 31, 2019 increased by $0.7 million due to certain reserves and decreased by $0.5 million of excess tax benefits related to the vesting of share-based compensation awards. Comparatively, our income taxes for the three months ended January 31, 2018 were favorably impacted by a net discrete tax benefit of $21.7 million related to provisional amounts recorded under the Tax Act and $1.5 million of excess tax benefits related to the vesting of share-based compensation awards.
Interest Rate Swaps
During the three months ended January 31, 2019, we recognized as a component of our comprehensive income a loss of $8.7 million related to our interest rate swaps, compared with a gain of $18.6 million during the three months ended January 31, 2018, due to underlying changes in the fair value of the interest rate swaps. Additionally, during the current period we amortized $1.0 million, net of taxes of $0.4 million, of the gain we realized in 2018 from the termination of our prior interest rate swaps.
Foreign Currency Translation
Foreign currency translation gain decreased by $6.3 million during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. This decrease was related to the greater relative weakening of the U.S. Dollar (“USD”) against the Great Britain Pound during the three months ended January 31, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues
Business & Industry	$774.5	$756.3	$18.2	2.4%
Aviation	252.4	260.1	(7.7)	(2.9)%
Technology & Manufacturing	236.1	232.2	3.9	1.7%
Education	204.7	206.9	(2.2)	(1.1)%
Technical Solutions	107.9	104.0	3.9	3.7%
Healthcare	66.7	67.7	(1.0)	(1.6)%
Elimination of inter-segment revenues	(34.4)	(38.9)	4.5	11.6%
	$1,607.9	$1,588.3	$19.6	1.2%
Operating profit (loss)
Business & Industry	$36.5	$28.5	$8.0	27.8%
Operating profit margin	4.7%	3.8%	94 bps
Aviation	3.9	5.8	(1.9)	(32.2)%
Operating profit margin	1.6%	2.2%	(67) bps
Technology & Manufacturing	18.2	16.9	1.3	8.0%
Operating profit margin	7.7%	7.3%	45 bps
Education	10.3	9.2	1.1	11.8%
Operating profit margin	5.0%	4.4%	58 bps
Technical Solutions	5.9	5.5	0.4	8.5%
Operating profit margin	5.5%	5.3%	24 bps
Healthcare	1.2	2.7	(1.5)	(57.5)%
Operating profit margin	1.7%	4.0%	(228) bps
Government Services	—	(0.7)	0.7	NM*
Operating profit margin	NM*	NM*	NM*
Corporate	(44.7)	(47.4)	2.7	5.7%
Adjustment for income from unconsolidated affiliates, net, included in Aviation	(0.9)	(0.6)	(0.3)	(51.0)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.3)	0.3	NM*
	$30.3	$19.5	$10.8	55.4%

*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2019	2018	Increase
Revenues	$774.5	$756.3	$18.2	2.4%
Operating profit	36.5	28.5	8.0	27.8%
Operating profit margin	4.7%	3.8%	94 bps
B&I revenues increased by $18.2 million, or 2.4%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The increase was primarily attributable to organic growth, including the expansion of a contract that started in 2018 in our U.K. business, targeted expansion of certain key clients within our U.S. business, and additional tag revenue from the holiday season. Management reimbursement revenues for this segment totaled $66.3 million and $63.0 million for the three months ended January 31, 2019 and 2018, respectively.

Operating profit increased by $8.0 million, or 27.8%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Operating profit margin increased by 94 bps to 4.7% in the three months ended January 31, 2019 from 3.8% in the three months ended January 31, 2018. The increase in operating profit margin was primarily associated with higher margins on certain accounts in our U.S. business, a decrease in unemployment taxes in certain states, and lower legal settlement costs. This increase was partially offset by lower margins on certain accounts in our U.K. business and a provision for the settlement of a union health and welfare benefits audit. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Three Months Ended January 31,
($ in millions)	2019	2018	Decrease
Revenues	$252.4	$260.1	$(7.7)	(2.9)%
Operating profit	3.9	5.8	(1.9)	(32.2)%
Operating profit margin	1.6%	2.2%	(67) bps
Aviation revenues decreased by $7.7 million, or 2.9%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The decrease was primarily attributable to a reclassification of $11.1 million of rent expense related to service concession arrangements due to the adoption of Topic 853. This expense is now recorded as a reduction of revenues, but had previously been recorded as an operating expense. The decrease was also due to the loss of certain facility services and passenger services accounts, partially offset by organic growth in catering logistics. Management reimbursement revenues for this segment totaled $24.2 million and $25.5 million for the three months ended January 31, 2019 and 2018, respectively.
Operating profit decreased by $1.9 million, or 32.2%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Operating profit margin decreased by 67 bps to 1.6% in the three months ended January 31, 2019 from 2.2% in the three months ended January 31, 2018. The decrease in operating profit margin was primarily attributable to operational issues on certain accounts, but was partially offset by higher margins on certain new contracts.

Technology & Manufacturing
	Three Months Ended January 31,
($ in millions)	2019	2018	Increase
Revenues	$236.1	$232.2	$3.9	1.7%
Operating profit	18.2	16.9	1.3	8.0%
Operating profit margin	7.7%	7.3%	45 bps
T&M revenues increased by $3.9 million, or 1.7%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The increase was primarily related to the expansion of existing accounts and net new business.
Operating profit increased by $1.3 million, or 8.0%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Operating profit margin increased by 45 bps to 7.7% in the three months ended January 31, 2019 from 7.3% in the three months ended January 31, 2018. The increase in operating profit margin was primarily attributable to improved margins on certain accounts and the loss of a low margin account in the prior year, partially offset by specific reserves established for client receivables and an increase in wages and related personnel costs.

Education
	Three Months Ended January 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$204.7	$206.9	$(2.2)	(1.1)%
Operating profit	10.3	9.2	1.1	11.8%
Operating profit margin	5.0%	4.4%	58 bps
Education revenues decreased by $2.2 million, or 1.1%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The decrease was attributable to the loss of certain accounts in the prior year, partially offset by new business.
Operating profit increased by $1.1 million, or 11.8%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Operating profit margin increased by 58 bps to 5.0% in the three months ended January 31, 2019 from 4.4% in the three months ended January 31, 2018. The increase in operating profit margin was primarily attributable to certain synergies and the loss of certain lower margin contracts in the prior year, partially offset by an increase in wages and related personnel costs.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2019	2018	Increase
Revenues	$107.9	$104.0	$3.9	3.7%
Operating profit	5.9	5.5	0.4	8.5%
Operating profit margin	5.5%	5.3%	24 bps
Technical Solutions revenues increased by $3.9 million, or 3.7%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. This increase was primarily attributable to growth in our U.S. business related to power projects and bundled energy solutions projects due to the timing of bookings, partially offset by the contraction of certain accounts in our U.K. business.
Operating profit increased by $0.4 million, or 8.5%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Operating profit margin increased by 24 bps to 5.5% in the three months ended January 31, 2019 from 5.3% in the three months ended January 31, 2018. The increase in operating profit margin was primarily attributable to a decrease in sales commissions expense in the current year due to the adoption of Topic 606. These amounts were previously expensed when incurred, but are now capitalized and amortized over the weighted average expected customer relationship period. The increase was also due to lower amortization expense. The increase was partially offset by lower margins on certain power projects and on energy savings performance contracts in our U.S. business, the loss of certain higher margin contracts in our U.K. business, and specific reserves established for certain client receivables.

Healthcare
	Three Months Ended January 31,
($ in millions)	2019	2018	Decrease
Revenues	$66.7	$67.7	$(1.0)	(1.6)%
Operating profit	1.2	2.7	(1.5)	(57.5)%
Operating profit margin	1.7%	4.0%	(228) bps
Healthcare revenues decreased by $1.0 million, or 1.6%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018.
Operating profit decreased by $1.5 million, or 57.5%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Operating profit margin decreased by 228 bps to 1.7% in the three months ended January 31, 2019 from 4.0% in the three months ended January 31, 2018. This decrease was primarily attributable to the loss of certain contracts, lower margin new business, and specific reserves established for client receivables.

Corporate
	Three Months Ended January 31,
($ in millions)	2019	2018	Decrease
Corporate expenses	$44.7	$47.4	$(2.7)	(5.7)%
Corporate expenses decreased by $2.7 million, or 5.7%, during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The decrease in corporate expenses was primarily related to:

•
a $10.5 million decrease in restructuring and related expenses as a result of restructuring expenses, mainly severance, incurred in the prior year following the acquisition of GCA, partially offset by continued integration expenses in the current year;

•	$1.7 million lower compensation and related expense; and

•	the absence of $1.4 million of acquisition costs related to the GCA acquisition in the prior year.
This decrease was partially offset by:

•	the absence of a $4.0 million reimbursement of previously expensed legal settlement costs;

•	a $3.7 million increase in technology investments and related support; and

•	a $3.0 million higher adjustment to self-insurance reserves related to prior year claims as a result of an actuarial review completed in the three months ended January 31, 2019.

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

IFM Assurance Company (“IFM”) is a wholly-owned captive insurance company that we formed in 2015. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. In 2019, we expect accelerated cash tax savings related to coverage provided by IFM to be approximately $5 million.
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
Our ability to draw down available capacity under the Credit Facility, as amended, is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.50 to 1.0, which steps down to 3.50 to 1.0 by July 2021, and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At January 31, 2019, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the first quarter of 2019, we made $10.0 million of principal payments under the Credit Facility. At January 31, 2019, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $997.0 million and $152.4 million, respectively. At January 31, 2019, we had up to $410.2 million of borrowing capacity under the Credit Facility; however, covenant restrictions limited our actual borrowing capacity to $352.5 million.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended January 31, 2019. At January 31, 2019, authorization for $134.1 million of repurchases remained under our share repurchase program.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash used in operating activities was $39.3 million during the three months ended January 31, 2019. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter. We expect operating activities of continuing operations to provide positive cash flows for 2019. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Three Months Ended January 31,
(in millions)	2019	2018
Net cash (used in) provided by operating activities	$(39.3)	$33.7
Net cash used in investing activities	(11.4)	(15.3)
Net cash provided by (used in) financing activities	42.0	(14.3)
Operating Activities
Net cash used in operating activities was $39.3 million during the three months ended January 31, 2019, as compared to net cash provided by operating activities of $33.7 million during the three months ended January 31, 2018. This change was primarily related to the timing of client receivable collections.
Investing Activities
Net cash used in investing activities decreased by $3.9 million during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The decrease was primarily related to a working capital settlement associated with the GCA acquisition in the prior year.
Financing Activities
Net cash provided by financing activities was $42.0 million during the three months ended January 31, 2019 as compared to net cash used in financing activities of $14.3 million during the three months ended January 31, 2018. This change was primarily related to higher net borrowings of $46.7 million.

Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At January 31, 2019, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $12.1 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. On November 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Revenue,” in the Financial Statements for additional information regarding the impact of adopting these standards. Additionally, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for other standards adopted during the first quarter of 2019, none of which had a material impact on our consolidated financial statements. There have been no other significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.
This ASU provides that indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interest.
		November 1, 2020	We are currently evaluating the impact of implementing this guidance on our financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.

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

We are currently evaluating the impact of implementing this guidance on our financial statements. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no other material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2018.
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
b. Changes in Internal Control Over Financial Reporting.
We continue to migrate many of our financial reporting and other processes to the ABM enterprise service center along with integrating GCA. These are enhancements of ongoing activities to support the growth of our financial shared service capabilities and standardize our financial systems. We also continue to update several key platforms, including our human resources information systems, enterprise resource planning system, and labor management system. Both the migration of GCA’s back-office functions to the ABM enterprise service center and the implementation of several key platforms involve changes in the systems that include internal controls. Although the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2019 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 9, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2018, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. During the three months ended January 31, 2019, there were no share repurchases. At January 31, 2019, authorization for $134.1 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of ABM Industries Incorporated, dated December 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2018)
10.1*†	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn
10.2*†	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Report Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract, or arrangement.

†	Indicates filed herewith

‡	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 7, 2019	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 7, 2019	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)