Form 10-Q
period 2019-04-30
ABM INDUSTRIES INC /DE/
filed 2019-06-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ABM	New York Stock Exchange
Number of shares of the registrant’s common stock outstanding as of June 4, 2019: 66,357,643

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2019	October 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$53.7	$39.1
Trade accounts receivable, net of allowances of $20.4 and $19.2 at April 30, 2019 and October 31, 2018, respectively	1,048.0	1,014.1
Costs incurred in excess of amounts billed	53.8	—
Prepaid expenses	74.5	80.8
Other current assets	50.9	37.0
Total current assets	1,280.9	1,171.0
Other investments	14.5	16.3
Property, plant and equipment, net of accumulated depreciation of $176.6 and $153.9 at April 30, 2019 and October 31, 2018, respectively	143.6	140.1
Other intangible assets, net of accumulated amortization of $280.6 and $250.4 at April 30, 2019 and October 31, 2018, respectively	325.8	355.7
Goodwill	1,836.0	1,834.8
Other noncurrent assets	129.1	109.6
Total assets	$3,729.9	$3,627.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$47.1	$37.0
Trade accounts payable	232.7	221.9
Accrued compensation	156.2	172.1
Accrued taxes—other than income	74.4	56.0
Insurance claims	158.5	149.5
Income taxes payable	7.2	3.2
Other accrued liabilities	175.0	152.7
Total current liabilities	851.1	792.5
Long-term debt, net	905.5	902.0
Deferred income tax liability, net	32.6	37.8
Noncurrent insurance claims	370.3	360.8
Other noncurrent liabilities	70.9	62.9
Noncurrent income taxes payable	18.0	16.9
Total liabilities	2,248.5	2,172.9
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,330,804 and 66,004,361 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively	0.7	0.7
Additional paid-in capital	700.6	691.8
Accumulated other comprehensive loss, net of taxes	(15.7)	(9.0)
Retained earnings	795.9	771.2
Total stockholders’ equity	1,481.4	1,454.6
Total liabilities and stockholders’ equity	$3,729.9	$3,627.5

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$1,594.7	$1,580.8	$3,202.6	$3,169.2
Operating expenses	1,414.2	1,405.8	2,860.2	2,835.1
Selling, general and administrative expenses	108.4	107.8	221.1	216.8
Restructuring and related expenses	2.7	5.3	6.5	19.6
Amortization of intangible assets	14.8	16.7	30.0	32.9
Operating profit	54.5	45.3	84.8	64.8
Income from unconsolidated affiliates	0.8	1.0	1.7	1.6
Interest expense	(12.8)	(13.8)	(26.3)	(28.1)
Income from continuing operations before income taxes	42.5	32.5	60.2	38.2
Income tax (provision) benefit	(12.6)	(7.1)	(17.3)	15.1
Income from continuing operations	29.9	25.4	42.9	53.3
(Loss) income from discontinued operations, net of taxes	(0.2)	1.2	(0.2)	1.1
Net income	29.7	26.6	42.7	54.4
Other comprehensive income (loss)
Interest rate swaps	(3.5)	4.6	(12.2)	23.2
Foreign currency translation	(0.9)	(4.5)	2.2	5.0
Income tax benefit (provision)	1.0	(1.2)	3.3	(6.3)
Comprehensive income	$26.3	$25.5	$36.0	$76.3
Net income per common share — Basic
Income from continuing operations	$0.45	$0.38	$0.65	$0.81
Income from discontinued operations	—	0.02	—	0.02
Net income	$0.45	$0.40	$0.64	$0.83
Net income per common share — Diluted
Income from continuing operations	$0.45	$0.38	$0.64	$0.80
Income from discontinued operations	—	0.02	—	0.02
Net income	$0.45	$0.40	$0.64	$0.82
Weighted-average common and common equivalent shares outstanding
Basic	66.5	66.0	66.4	66.0
Diluted	66.8	66.2	66.7	66.3

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2019		2018		2019		2018
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.2	$0.7	65.7	$0.7	66.0	$0.7	65.5	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.1	—	—	—	0.3	—	0.2	—
Balance, end of period	66.3	0.7	65.7	0.7	66.3	0.7	65.7	0.7
Additional Paid-in Capital
Balance, beginning of period		694.1		677.1		691.8		675.2
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		2.2		1.4		—		(0.4)
Share-based compensation expense		4.3		4.5		8.8		8.3
Balance, end of period		700.6		683.1		700.6		683.1
Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance, beginning of period		(12.2)		2.7		(9.0)		(20.3)
Other comprehensive (loss) income		(3.4)		(1.1)		(6.7)		21.9
Balance, end of period		(15.7)		1.6		(15.7)		1.6
Retained Earnings
Balance, beginning of period		778.6		736.2		771.2		720.1
Net income		29.7		26.6		42.7		54.4
Dividends
Common stock ($0.180, $0.175, $0.360, and $0.350 per share)		(11.9)		(11.5)		(23.8)		(23.0)
Stock issued under share-based compensation plans		(0.5)		(0.1)		(0.7)		(0.3)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09		—		—		6.5		—
Balance, end of period		795.9		751.2		795.9		751.2
Total Stockholders’ Equity		$1,481.4		$1,436.6		$1,481.4		$1,436.6

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$42.7	$54.4
Loss (income) from discontinued operations, net of taxes	0.2	(1.1)
Income from continuing operations	42.9	53.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	53.9	57.5
Proceeds from termination of interest rate swaps	—	25.9
Deferred income taxes	(4.4)	(23.3)
Share-based compensation expense	8.8	8.3
Provision for bad debt	2.4	3.9
Discount accretion on insurance claims	0.4	0.4
Loss on sale of assets	0.1	0.4
Income from unconsolidated affiliates	(1.7)	(1.6)
Distributions from unconsolidated affiliates	3.5	0.1
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(90.0)	28.7
Prepaid expenses and other current assets	(12.3)	0.4
Other noncurrent assets	(6.5)	1.3
Trade accounts payable and other accrued liabilities	22.8	(37.2)
Insurance claims	18.1	9.7
Income taxes payable	13.5	2.6
Other noncurrent liabilities	5.0	1.7
Total adjustments	13.6	78.8
Net cash provided by operating activities of continuing operations	56.5	132.2
Net cash (used in) provided by operating activities of discontinued operations	(0.2)	1.1
Net cash provided by operating activities	56.3	133.3
Cash flows from investing activities
Additions to property, plant and equipment	(27.5)	(22.1)
Proceeds from sale of assets	0.4	0.2
Adjustments to purchase and sale of business	—	(1.8)
Investments in unconsolidated affiliates	—	(0.6)
Net cash used in investing activities	(27.1)	(24.4)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(0.7)	(0.7)
Dividends paid	(23.8)	(23.0)
Deferred financing costs paid	—	(0.1)
Borrowings from credit facility	665.8	468.5
Repayment of borrowings from credit facility	(653.8)	(541.0)
Changes in book cash overdrafts	(4.1)	(4.8)
Financing of energy savings performance contracts	3.4	—
Repayment of capital lease obligations	(1.8)	(1.7)
Net cash used in financing activities	(15.0)	(102.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.8
Net increase in cash and cash equivalents	14.6	6.9
Cash and cash equivalents at beginning of year	39.1	62.8
Cash and cash equivalents at end of period	$53.7	$69.7

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
Prior Year Reclassifications
Effective November 1, 2018, we have modified the presentation of inter-segment revenues, which are recorded at cost with no associated intercompany profit or loss and are eliminated in consolidation. Our prior period segment data in Note 11, “Segment Information,” has been reclassified to conform with our fiscal 2019 presentation. These changes had no impact on our previously reported consolidated financial statements.
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

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Business & Industry	$64.2	$63.5	$130.5	$126.5
Aviation	23.5	27.6	47.6	53.1
Healthcare	5.1	5.0	9.8	9.9
Total	$92.8	$96.1	$188.0	$189.4
Recently Adopted Accounting Standards
Our significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report. There have been no material changes to our significant accounting policies during the six months ended April 30, 2019, other than those described below.
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
Additionally, in August 2018, the U.S. Securities and Exchange Commission (the “SEC”) published Release No. 33-10532, Disclosure Update and Simplification, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment, effective for all filings of periods beginning after November 5, 2018. While most of the amendments in this release eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity in the notes or as a separate statement for each period for which an income statement is required to be filed. We have provided this required information herein as a separate statement. The eliminated or amended disclosures did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require us to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the statement of comprehensive income. The FASB issued several updates to ASU 2016-02, including: ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method to adopt Topic 842; and ASU 2019-01, Leases (Topic 842): Codification Improvements, which addresses, among other issues, determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies interim period transition disclosure requirements.
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

(in millions)	Balance at October 31, 2018	Adjustments Due to Adoption of Topic 606	Balance at November 1, 2018
ASSETS
Current assets
Trade accounts receivable, net	$1,014.1	$(40.1)	$974.0
Costs incurred in excess of amounts billed	—	40.1	40.1
Other current assets	37.0	3.6	40.6
Other noncurrent assets	109.6	11.5	121.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other accrued liabilities	$152.7	$6.0	$158.9
Deferred income tax liability, net	37.8	2.6	40.3
Retained earnings	771.2	6.5	777.6
The impact of adopting Topic 606 on our unaudited consolidated balance sheet as of April 30, 2019 was as follows:

	As of April 30, 2019
(in millions)	Under Historical Guidance	Effect of Adoption	As Reported
ASSETS
Current assets
Other current assets	$42.7	$8.1	$50.9
Other noncurrent assets	117.6	11.5	129.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other accrued liabilities	$169.0	$6.0	$175.0
Deferred income tax liability, net	31.3	1.3	32.6
Retained earnings	783.6	12.3	795.9

The impacts of adopting Topic 606 and Topic 853 on our unaudited consolidated statements of comprehensive income for the three and six months ended April 30, 2019 were as follows:

	Three Months Ended April 30, 2019			Six Months Ended April 30, 2019
(in millions, except per share amounts)	Under Historical Guidance	Effect of Adoption	As Reported	Under Historical Guidance	Effect of Adoption	As Reported
Revenues	$1,608.1	$(13.4)	$1,594.7	$3,226.0	$(23.4)	$3,202.6
Operating expenses	1,426.4	(12.2)	1,414.2	2,883.7	(23.6)	2,860.2
Selling, general and administrative expenses	112.0	(3.5)	108.4	225.6	(4.5)	221.1
Income tax provision	12.0	0.6	12.6	16.1	1.2	17.3
Net income	28.0	1.7	29.7	39.2	3.4	42.7

Net income per common share — Basic	$0.42	$0.03	$0.45	$0.59	$0.05	$0.64
Net income per common share — Diluted	$0.42	$0.03	$0.45	$0.59	$0.05	$0.64
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

	Three Months Ended April 30, 2019
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Healthcare	Total
Major Service Line
Janitorial(1)	$542.8	$30.4	$184.4	$184.2	$—	$36.6	$978.5
Parking(2)	111.2	84.2	5.9	0.8	—	14.6	216.7
Facility Services(3)	99.3	17.9	34.0	20.6	—	15.1	186.9
Building & Energy Solutions(4)	—	—	—	—	127.6	—	127.6
Airline Services(5)	0.2	117.4	—	—	—	—	117.6
	$753.4	$250.0	$224.3	$205.6	$127.6	$66.3	$1,627.3
Elimination of inter-segment revenues							(32.6)
Total							$1,594.7

	Six Months Ended April 30, 2019
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Healthcare	Total
Major Service Line
Janitorial(1)	$1,092.5	$61.5	$372.2	$367.5	$—	$74.6	$1,968.4
Parking(2)	225.5	170.0	13.3	1.6	—	28.3	438.8
Facility Services(3)	209.5	35.9	74.8	41.3	—	30.1	391.6
Building & Energy Solutions(4)	—	—	—	—	235.5	—	235.5
Airline Services(5)	0.4	234.9	0.1	—	—	—	235.3
	$1,527.9	$502.4	$460.4	$410.3	$235.5	$133.0	$3,269.6
Elimination of inter-segment revenues							(67.0)
Total							$3,202.6

(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas.
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. Certain of our management reimbursement, leased, and allowance location arrangements are considered service concession agreements and are accounted for under the guidance of Topic 853. For the three and six months ended April 30, 2019, rent expense related to service concession arrangements, previously recorded within operating expenses, has been recorded as a reduction of the related parking service revenues.
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
(4) Building & Energy Solutions arrangements provide custom energy solutions, electrical, HVAC, lighting, and other general maintenance and repair services for clients in the public and private sectors. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands.
(5) Airline Services arrangements support airlines and airports with services ranging from passenger assistance, catering logistics, and airplane cabin maintenance.
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
Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal. Because the nature of these short-term contracts involves performing one-off type services, revenue is recognized at the agreed-upon contractual amount over time as the services are provided, because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Janitorial and Facilities Services are often structured under this type of arrangement.
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
We use the cost-to-cost method, which compares the actual costs incurred to date with the current estimate of total costs to complete in order to measure the satisfaction of the performance obligation and recognize revenue as work progresses and we incur costs on our contracts; we believe this method best reflects the transfer of control to the customer. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Equipment purchased for these projects is project-specific and considered a value-added element to our work. Equipment costs are incurred when title is transferred to us, typically upon delivery to the work site. Revenue for uninstalled equipment is recognized at cost and the associated margin is deferred until installation is substantially complete.
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
Remaining Performance Obligations
At April 30, 2019, we had $258.4 million related to performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2019	November 1, 2018
Contract assets
Billed trade receivables(1)	$988.6	$918.9
Unbilled trade receivables(1)	79.8	74.3
Costs incurred in excess of amounts billed(2)	53.8	40.1
Capitalized commissions(3)	19.6	15.1
(1) Included in trade accounts receivable, net, on the consolidated balance sheets. The fluctuation correlates directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Increase is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the consolidated balance sheets. During the six months ended April 30, 2019, we capitalized $7.9 million of new costs and amortized $3.4 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2019
Contract liabilities(1)
Balance at beginning of period	$41.7
Additional contract liabilities	204.5
Recognition of deferred revenue	(195.7)
Balance at end of period	$50.5
(1) Included in other accrued liabilities on the consolidated balance sheets.

4. RESTRUCTURING AND RELATED COSTS

We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. These activities may result in restructuring costs related to employee severance, other project fees, lease exit costs, and asset impairment charges. Recently, our significant restructuring activities have primarily related to integrating our acquisition of GCA Services Group (“GCA”) and our 2020 Vision initiative, as described below.
GCA and Other Restructuring
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA. We incurred the majority of our severance expense associated with this restructuring program in the first half of 2018. We expect to incur additional charges, primarily related to other project fees, as we continue to further integrate and consolidate our operational and financial processes to support the growth and capabilities of our shared services and operations. Additionally, we continue standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We also continue consolidating our real estate leases.
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
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2018	Costs Recognized(1)	Payments	Balance, April 30, 2019
Employee severance	$3.8	$3.1	$(3.2)	$3.7
Lease exit costs and asset impairment	3.1	0.7	(0.6)	3.2
Other project fees	1.8	2.7	(3.1)	1.5
Total	$8.6	$6.5	$(6.8)	$8.3
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA and Other	$2.0	$16.6	$10.6	$0.7	$—	$29.9
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$32.0	$29.5	$21.3	$8.4	$5.2	$96.4

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Income from continuing operations	$29.9	$25.4	$42.9	$53.3
(Loss) income from discontinued operations, net of taxes	(0.2)	1.2	(0.2)	1.1
Net income	$29.7	$26.6	$42.7	$54.4

Weighted-average common and common equivalent shares outstanding — Basic	66.5	66.0	66.4	66.0
Effect of dilutive securities
Restricted stock units	0.2	0.1	0.2	0.1
Stock options	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.8	66.2	66.7	66.3

Net income per common share — Basic
Income from continuing operations	$0.45	$0.38	$0.65	$0.81
Income from discontinued operations	—	0.02	—	0.02
Net income	$0.45	$0.40	$0.64	$0.83

Net income per common share — Diluted
Income from continuing operations	$0.45	$0.38	$0.64	$0.80
Income from discontinued operations	—	0.02	—	0.02
Net income	$0.45	$0.40	$0.64	$0.82
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Anti-dilutive	0.3	0.5	0.3	0.3

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2019	October 31, 2018
Cash and cash equivalents(1)	1	$53.7	$39.1
Insurance deposits(2)	1	0.8	0.6
Assets held in funded deferred compensation plan(3)	1	2.5	2.7
Credit facility(4)	2	961.0	949.0
Interest rate swap (liabilities) assets(5)	2	(8.0)	1.3
Investments in auction rate securities(6)	3	5.0	5.0
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. At April 30, 2019 and October 31, 2018, our interest rate swaps are included in “Other noncurrent liabilities” and “Other noncurrent assets,” respectively, on the accompanying unaudited consolidated balance sheets. See Note 8, “Credit Facility,” for further information.
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
At April 30, 2019 and October 31, 2018, we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that is included in “Other investments” on the accompanying unaudited consolidated balance sheets. This auction rate security is a debt instrument with a stated maturity in 2050. The interest rate for this security is designed to be reset through Dutch auctions approximately every thirty days; however, auctions for this security have not occurred since August 2007. At April 30, 2019 and October 31, 2018, there were no unrealized gains or losses on our auction rate security included in AOCI.
During the six months ended April 30, 2019, we had no transfers of assets or liabilities between any of the above hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis, which are subject to fair value adjustments in specific circumstances. These assets can include: goodwill; intangible assets; property, plant and equipment; and long-lived assets that have been reduced to fair value when they are held for sale.

7. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.5 million of exposure on a per-participant, per-year basis with respect to claims.
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
Actuarial Reviews Performed During 2019
During the three months ended January 31, 2019, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2018 and ending October 31, 2018 for all policy years in which open claims existed. During the three months ended April 30, 2019, we continued to review the majority of our casualty insurance programs and performed an actuarial update for the period commencing October 31, 2018 and ending January 31, 2019. The actuarial update is abbreviated in nature based on actual versus expected developments during the periods analyzed and relies on the key assumptions in the comprehensive actuarial study performed during 2018 (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
The actuarial review and update continue to indicate the changes we have made to our risk management program have reduced the frequency of claims; however, we are experiencing adverse developments that impact claim costs relating to certain prior periods. Claim management initiatives include programs to identify those claims earlier in the claims cycle that may potentially develop adversely and ensure the establishment of reserves consistent with known fact patterns. However, with respect to claims related to prior fiscal years, the actuarial review and update showed unfavorable developments in our estimates of ultimate losses related to some general liability, property damage, workers’ compensation, and automobile liability claims.
Based on the results of the actuarial review and subsequent developments, at January 31, 2019 we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $5.0 million. The results of the actuarial update performed during the three months ended April 30, 2019 did not require a further adjustment to our reserves in the aggregate. For the six months ended April 30, 2019, the total increase to our reserves for claims related to prior periods was $5.0 million. This adjustment was $1.0 million higher than the total adjustment related to prior year claims of $4.0 million during the six months ended April 30, 2018.
During the third quarter of 2019, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using updated claims data, and these evaluations may lead to further adjustments to our insurance reserves.

Insurance Related Balances and Activity

(in millions)	April 30, 2019	October 31, 2018
Insurance claim reserves, excluding medical and dental	$517.4	$501.4
Medical and dental claim reserves	11.4	8.9
Insurance recoverables	73.7	73.7
At April 30, 2019 and October 31, 2018, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2019	October 31, 2018
Standby letters of credit	$143.5	$144.1
Surety bonds	89.2	89.2
Restricted insurance deposits	0.8	0.6
Total	$233.5	$233.9
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
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At April 30, 2019, the weighted average interest rate on our outstanding borrowings was 4.64%. We also pay a commitment fee, based on our leverage ratio, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit that is paid quarterly in arrears. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility, as amended, contains certain covenants, including a maximum leverage ratio of 4.50 to 1.0, which steps down to 3.50 to 1.0 by July 2021, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2019, we were in compliance with these covenants.
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

Credit Facility Information

(in millions)	April 30, 2019	October 31, 2018
Current portion of long-term debt
Gross term loan	$50.0	$40.0
Unamortized deferred financing costs	(2.9)	(3.0)
Current portion of term loan	$47.1	$37.0

Long-term debt
Gross term loan	$710.0	$740.0
Unamortized deferred financing costs	(5.5)	(6.9)
Total noncurrent portion of term loan	704.5	733.1
Line of credit(1)(2)	201.0	169.0
Long-term debt	$905.5	$902.0
(1) Standby letters of credit amounted to $152.4 million at April 30, 2019.
(2) At April 30, 2019, we had borrowing capacity of $437.2 million; however, covenant restrictions limited our borrowing capacity to $405.1 million.
Term Loan Maturities
During the three and six months ended April 30, 2019, we made principal payments under the term loan of $10.0 million and $20.0 million, respectively. As of April 30, 2019, the following principal payments are required under the term loan.

(in millions)	2019	2020	2021	2022
Debt maturities	$20.0	$60.0	$120.0	$560.0
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement. We initially report the mark-to-market gain or loss on a derivative as a component of AOCI and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense. All of our interest rate swaps have been designated and accounted for as cash flow hedges from inception. See Note 6, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.

Notional Amounts	Fixed Interest Rates	Effective Dates	Maturity Dates
$ 90.0 million	2.83%	November 1, 2018	April 30, 2021
$ 90.0 million	2.84%	November 1, 2018	October 31, 2021
$ 130.0 million	2.86%	November 1, 2018	April 30, 2022
$ 130.0 million	2.84%	November 1, 2018	September 1, 2022
At April 30, 2019 and October 31, 2018, amounts recorded in AOCI for interest rate swaps were $8.9 million, net of taxes of $3.8 million, and $17.8 million, net of taxes of $7.1 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three and six months ended April 30, 2019, we amortized $1.0 million, net of taxes of $0.4 million, and $2.1 million, net of taxes of $0.8 million, respectively, of this gain to interest expense. At April 30, 2019, the total amount expected to be reclassified from AOCI to earnings during the next twelve months was $2.4 million, net of taxes of $1.0 million.

9. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2019, these letters of credit and surety bonds totaled $152.4 million and $556.3 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2019, total guarantees were $175.3 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2019, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.7 million. This $11.7 million includes accruals of $1.2 million in connection with the Hussein case and $5.4 million in connection with the Castro case, which amounts were previously accrued and are discussed further below.
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

On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the Superior Court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. This matter has not been set for trial. Prior to trial, we will have the opportunity to move for summary judgment, seek decertification of the classes, or mediate, if we deem such actions appropriate. We expect to engage in one or more such activities in the third quarter of 2019, including but not limited to mediation currently scheduled for July 2019.

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

On July 30, 2018, the United States District Court for the Western District of Washington at Seattle preliminarily approved the settlement in the Hussein case. At the final approval hearing on December 4, 2018, the court (i) accepted opt-out notices from 78 Hussein class members (the “opt-out members”) indicating their intent to participate in separate lawsuits (leaving 386 class members in the Hussein class), (ii) directed the parties to recalculate the settlement amount by deducting the settlement funds attributable to the 78 opt-out members, and (iii) requested other minor changes, but indicated that the court intended to grant final approval of the settlement with these changes. On December 20, 2018, the court issued its order granting final approval of the Hussein class action settlement in the amount of $2.1 million. The Hussein settlement funds were distributed to the class on March 6, 2019. In January 2019, we reached a tentative agreement to resolve the claims of the opt-out members for $1.2 million. On March 22, 2019, the court approved the settlement for the opt-out members, and we subsequently made a settlement payment of $1.2 million to the opt-out members in May 2019. These matters are now concluded.

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

After a court-ordered mediation held on October 15, 2018, the parties agreed to a class action settlement of $5.4 million, subject to court approval. The plaintiffs’ motion for preliminary approval of the settlement was filed on January 4, 2019, and the court held a hearing on the motion on February 12, 2019. On February 14, 2019, the court granted preliminary approval of the settlement. In connection with the settlement, we modified our existing written policies for California to expressly confirm that ABM service workers are not required to use personal cell phones for work purposes and began centralizing the process and implementing technology for such employees to request reimbursement for personal cell phone use due to work. A hearing on final approval of the settlement is scheduled to be held on September 3, 2019.
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
Due to the complexities of implementing the provisions of the Tax Act, the staff of the SEC issued Staff Accounting Bulletin 118 to provide guidance on accounting for the tax effects of the Tax Act and permitted companies to record provisional amounts during a measurement period not to exceed one year from the enactment date. During the first quarter of 2018, we remeasured certain deferred tax assets and liabilities based on the new tax rates at which they were expected to reverse in the future and recorded a provisional one-time tax benefit of $28.7 million related to this remeasurement. In addition, we recorded a provisional expense of $7.0 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We completed our analysis of the impacts of these provisions under the Tax Act as of October 31, 2018, and recorded adjustments during the fourth quarter of 2018 that (i) increased the benefit to $29.6 million for the remeasurement of certain deferred tax assets and liabilities and (ii) decreased the expense to $4.5 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
Our quarterly provision for income taxes from continuing operations is calculated using an estimated annual effective income tax rate, which is adjusted for discrete items that occur during the reporting period. Our income taxes for the three months ended April 30, 2019 were negatively impacted by a $1.3 million reduction in prior year Work Opportunity Tax Credits (“WOTC”) for new hires and by certain reserves of $0.7 million, but were favorably impacted by $0.3 million of excess tax benefits related to the vesting of share-based compensation awards. Our income taxes for the six months ended April 30, 2019 were negatively impacted by a $1.4 million reduction in prior year WOTC and by certain reserves of $1.4 million, but were favorably impacted by $0.8 million of excess tax benefits related to the vesting of share-based compensation awards.
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

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Revenues
Business & Industry	$753.4	$755.1	$1,527.9	$1,511.3
Aviation	250.0	249.2	502.4	509.2
Technology & Manufacturing	224.3	227.8	460.4	460.0
Education	205.6	206.9	410.3	413.8
Technical Solutions	127.6	108.5	235.5	212.5
Healthcare	66.3	69.9	133.0	137.6
Elimination of inter-segment revenues	(32.6)	(36.5)	(67.0)	(75.4)
	$1,594.7	$1,580.8	$3,202.6	$3,169.2
Operating profit (loss)
Business & Industry	$47.7	$43.5	$84.2	$72.0
Aviation	4.8	5.1	8.7	10.9
Technology & Manufacturing	19.2	16.0	37.4	32.9
Education	10.4	10.6	20.6	19.8
Technical Solutions	9.5	7.5	15.5	13.0
Healthcare	2.6	2.7	3.8	5.4
Government Services	—	—	(0.1)	(0.8)
Corporate	(38.9)	(37.1)	(83.6)	(84.5)
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.8)	(1.0)	(1.7)	(1.6)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(2.0)	—	(2.3)
	54.5	45.3	84.8	64.8
Income from unconsolidated affiliates	0.8	1.0	1.7	1.6
Interest expense	(12.8)	(13.8)	(26.3)	(28.1)
Income from continuing operations before income taxes	$42.5	$32.5	$60.2	$38.2
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include certain CEO and other finance and human resource departmental expenses, certain information technology costs, share-based compensation, certain legal costs and settlements, restructuring and related costs, certain actuarial adjustments to self-insurance reserves, and direct acquisition costs.
During the third quarter of fiscal year 2019, we initiated an organizational change to better align the services and expertise of our Healthcare business with our other industry groups and to leverage our existing branch network to support the long-term growth of this business. As a result, our Healthcare portfolio will be included primarily in our B&I segment.

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

Restructuring and Related Costs
We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. These activities may result in restructuring costs related to employee severance, other project fees, lease exit costs, and asset impairment charges. Recently, our significant restructuring activities have primarily related to integrating our acquisition of GCA Services Group (“GCA”) and our 2020 Vision initiative.
GCA and Other Restructuring
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA. We incurred the majority of our severance expense associated with this restructuring program in the first half of 2018. We expect to incur additional charges, primarily related to other project fees, as we continue to further integrate and consolidate our operational and financial processes to support the growth and capabilities of our shared services and operations. Additionally, we continue standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We also continue consolidating our real estate leases.

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2019	April 30, 2019	Cumulative
Employee severance	$1.8	$3.1	$16.6
Other project fees	0.3	2.7	10.6
External support fees	—	—	2.0
Lease exit costs and asset impairment	0.7	0.7	0.7
Total	$2.7	$6.5	$29.9

Segment Reporting

Our reportable segments consist of Business & Industry (“B&I”), Aviation, Technology & Manufacturing (“T&M”), Education, Technical Solutions, and Healthcare, as further described below. Effective November 1, 2018, we have modified the presentation of inter-segment revenues, which are recorded at cost with no associated intercompany profit or loss and are eliminated in consolidation. Our prior period segment data has been reclassified to conform with our fiscal 2019 presentation. These changes had no impact on our previously reported consolidated financial statements.

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

During the third quarter of fiscal year 2019, we initiated an organizational change to better align the services and expertise of our Healthcare business with our other industry groups and to leverage our existing branch network to support the long-term growth of this business. As a result, our Healthcare portfolio will be included primarily in our B&I segment.

Insurance
During the three months ended January 31, 2019, we performed an actuarial review of the majority of our casualty insurance programs that considered changes in claim developments and claim payment activity for the period commencing May 1, 2018 and ending October 31, 2018 for all policy years in which open claims existed. During the three months ended April 30, 2019, we continued to review the majority of our casualty insurance programs and performed an actuarial update for the period commencing October 31, 2018 and ending January 31, 2019. The actuarial update is abbreviated in nature based on actual versus expected developments during the periods analyzed and relies on the key assumptions in the comprehensive actuarial study performed during 2018 (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
The actuarial review and update continue to indicate the changes we have made to our risk management program have reduced the frequency of claims; however, we are experiencing adverse developments that impact claim costs relating to certain prior periods. Claim management initiatives include programs to identify those claims earlier in the claims cycle that may potentially develop adversely and ensure the establishment of reserves consistent with known fact patterns. However, with respect to claims related to prior fiscal years, the actuarial review and update showed unfavorable developments in our estimates of ultimate losses related to some general liability, property damage, workers’ compensation, and automobile liability claims.
Based on the results of the actuarial review and subsequent developments, at January 31, 2019 we increased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims for prior periods by $5.0 million. The results of the actuarial update performed during the three months ended April 30, 2019 did not require a further adjustment to our reserves in the aggregate. For the six months ended April 30, 2019, the total increase to our reserves for claims related to prior periods was $5.0 million. This adjustment was $1.0 million higher than the total adjustment related to prior year claims of $4.0 million during the six months ended April 30, 2018. During the third quarter of 2019, comprehensive actuarial evaluations are expected to be completed for our significant insurance programs using updated claims data, and these evaluations may lead to further adjustments to our insurance reserves.
Key Financial Highlights

•	Revenues increased by $13.9 million, or 0.9%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018.

•
Operating profit increased by $9.2 million, or 20.4%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The increase in operating profit is primarily attributable to higher gross margin associated with improved margins within B&I, T&M, and Technical Solutions, as well as a lower self-insurance adjustment related to prior year claims and lower restructuring and related expenses.

•
We had an income tax provision of $17.3 million during the six months ended April 30, 2019, as compared to an income tax benefit of $15.1 million during the six months ended April 30, 2018. The 2018 period benefited primarily from a net discrete tax benefit of $21.7 million related to the Tax Cuts and Jobs Act (the “Tax Act”).

•	Net cash provided by operating activities was $56.3 million during the six months ended April 30, 2019.

•	Dividends of $23.8 million were paid to shareholders, and dividends totaling $0.360 per common share were declared during the six months ended April 30, 2019.

•
At April 30, 2019, total outstanding borrowings under our credit facility were $961.0 million, and we had up to $437.2 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $405.1 million.

Results of Operations

Three Months Ended April 30, 2019 Compared with the Three Months Ended April 30, 2018
Consolidated

	Three Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$1,594.7	$1,580.8	$13.9	0.9%
Operating expenses	1,414.2	1,405.8	8.4	0.6%
Gross margin	11.3%	11.1%	25 bps
Selling, general and administrative expenses	108.4	107.8	0.6	0.6%
Restructuring and related expenses	2.7	5.3	(2.6)	(48.2)%
Amortization of intangible assets	14.8	16.7	(1.9)	(11.1)%
Operating profit	54.5	45.3	9.2	20.4%
Income from unconsolidated affiliates	0.8	1.0	(0.2)	(23.0)%
Interest expense	(12.8)	(13.8)	(1.0)	(7.3)%
Income from continuing operations before income taxes	42.5	32.5	10.0	30.8%
Income tax provision	(12.6)	(7.1)	5.5	77.2%
Income from continuing operations	29.9	25.4	4.5	17.9%
(Loss) income from discontinued operations, net of taxes	(0.2)	1.2	(1.4)	NM*
Net income	29.7	26.6	3.1	11.7%
Other comprehensive income (loss)
Interest rate swaps	(3.5)	4.6	(8.1)	NM*
Foreign currency translation	(0.9)	(4.5)	(3.6)	(79.2)%
Income tax benefit (provision)	1.0	(1.2)	2.2	NM*
Comprehensive income	$26.3	$25.5	$0.8	3.1%

*Not meaningful
Revenues
Revenues increased by $13.9 million, or 0.9%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The increase in revenues was attributable to organic growth, primarily in our U.S. Technical Solutions business. This increase was partially offset by a reclassification of $12.2 million of rent expense related to service concession arrangements, primarily within Aviation. This expense was previously recorded as an operating expense but is now recorded as a reduction of revenues, due to the adoption of Topic 853. Additionally, we lost certain accounts in Healthcare, T&M, and our U.K. Technical Solutions business, and fluctuations in foreign currency exchange rates negatively affected our U.K. businesses.
Operating Expenses
Operating expenses increased by $8.4 million, or 0.6%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. This increase was partially offset by the reclassification of $12.2 million of rent expense related to service concession arrangements to revenue, as noted above. Gross margin increased by 25 bps to 11.3% in the three months ended April 30, 2019 from 11.1% in the three months ended April 30, 2018. The increase in gross margin was primarily associated with improved margins within B&I, T&M, and our U.S. Technical Solutions business, as well as a lower self-insurance adjustment related to prior year claims.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased slightly by $0.6 million, or 0.6%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The slight increase in selling, general and administrative expenses was primarily related to:

•	a $6.0 million increase in technology investments and related support; and

•	the absence of a $2.8 million benefit resulting from actuarial evaluations performed on our medical and dental self-insurance plans in the three months ended April 30, 2018.
Offsetting this increase was:

•	a $3.2 million decrease in legal settlement costs; and

•	a $1.9 million decrease in bad debt expense.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $2.6 million, or 48.2%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, due to restructuring expenses incurred in the prior year following the acquisition of GCA, partially offset by other restructuring expenses incurred in the current year.
Income Taxes from Continuing Operations
The effective tax rates on income from continuing operations for the three months ended April 30, 2019 and April 30, 2018 were 29.6% and 21.8%, respectively. The effective tax rate for the three months ended April 30, 2019 was negatively impacted by a $1.3 million reduction in prior year Work Opportunity Tax Credits (“WOTC”) for new hires and by certain reserves of $0.7 million; it was favorably impacted by $0.3 million of excess tax benefits related to the vesting of share-based compensation awards. Comparatively, the effective tax rate for the three months ended April 30, 2018 was favorably impacted by the reduction of the federal corporate income tax rate as a result of the Tax Act and by a discrete tax benefit of $2.0 million related to tax deductions on energy efficient government buildings, partially offset by a $1.5 million reduction in certain tax credits, including the prior year WOTC for new hires.
Interest Rate Swaps
During the three months ended April 30, 2019, we recognized as a component of our comprehensive income a loss of $3.5 million related to our interest rate swaps, compared with a gain of $4.6 million during the three months ended April 30, 2018, primarily due to underlying changes in the fair value of the interest rate swaps. Additionally, during the current period we amortized $1.0 million, net of taxes of $0.4 million, of the gain we realized in 2018 from the termination of our prior interest rate swaps.
Foreign Currency Translation
Foreign currency translation loss decreased by $3.6 million during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, due to the greater relative strengthening of the U.S. Dollar (“USD”) against the Great Britain Pound (“GBP”) during the three months ended April 30, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues
Business & Industry	$753.4	$755.1	$(1.7)	(0.2)%
Aviation	250.0	249.2	0.8	0.3%
Technology & Manufacturing	224.3	227.8	(3.5)	(1.5)%
Education	205.6	206.9	(1.3)	(0.6)%
Technical Solutions	127.6	108.5	19.1	17.6%
Healthcare	66.3	69.9	(3.6)	(5.1)%
Elimination of inter-segment revenues	(32.6)	(36.5)	3.9	10.7%
	$1,594.7	$1,580.8	$13.9	0.9%
Operating profit (loss)
Business & Industry	$47.7	$43.5	$4.2	9.8%
Operating profit margin	6.3%	5.8%	58 bps
Aviation	4.8	5.1	(0.3)	(6.8)%
Operating profit margin	1.9%	2.0%	(15) bps
Technology & Manufacturing	19.2	16.0	3.2	19.5%
Operating profit margin	8.5%	7.0%	151 bps
Education	10.4	10.6	(0.2)	(2.2)%
Operating profit margin	5.0%	5.1%	(8) bps
Technical Solutions	9.5	7.5	2.0	26.2%
Operating profit margin	7.5%	7.0%	51 bps
Healthcare	2.6	2.7	(0.1)	(2.3)%
Operating profit margin	3.9%	3.8%	11 bps
Corporate	(38.9)	(37.1)	(1.8)	(4.7)%
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.8)	(1.0)	0.2	24.0%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(2.0)	2.0	NM*
	$54.5	$45.3	$9.2	20.4%

*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$753.4	$755.1	$(1.7)	(0.2)%
Operating profit	47.7	43.5	4.2	9.8%
Operating profit margin	6.3%	5.8%	58 bps
B&I revenues decreased by $1.7 million, or 0.2%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The decrease was primarily attributable to the loss of certain accounts in our U.S. business and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business, partially offset by the targeted expansion of certain key clients within our U.S. business. Management reimbursement revenues for this segment totaled $64.2 million and $63.5 million for the three months ended April 30, 2019 and 2018, respectively.

Operating profit increased by $4.2 million, or 9.8%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Operating profit margin increased by 58 bps to 6.3% in the three months ended April 30, 2019 from 5.8% in the three months ended April 30, 2018. The increase in operating profit margin was primarily associated with the loss of certain lower margin accounts, a decrease in unemployment taxes in certain states, and higher margins on certain accounts in our U.S. business. This increase was partially offset by the absence of a positive non-recurring adjustment related to a client account that occurred in the prior year and lower margins on certain accounts in our U.K. business. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Three Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$250.0	$249.2	$0.8	0.3%
Operating profit	4.8	5.1	(0.3)	(6.8)%
Operating profit margin	1.9%	2.0%	(15) bps
Aviation revenues increased by $0.8 million, or 0.3%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The increase was primarily attributable to organic growth in catering logistics and janitorial accounts, partially offset by the loss of certain passenger services and facility services accounts and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business. Revenues were also impacted by a reclassification of $11.7 million of rent expense related to service concession arrangements due to the adoption of Topic 853. This expense is now recorded as a reduction of revenues, but had previously been recorded as an operating expense. Management reimbursement revenues for this segment totaled $23.5 million and $27.6 million for the three months ended April 30, 2019 and 2018, respectively.
Operating profit decreased by $0.3 million, or 6.8%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Operating profit margin decreased by 15 bps to 1.9% in the three months ended April 30, 2019 from 2.0% in the three months ended April 30, 2018. The decrease in operating profit margin was primarily attributable to operational issues on certain accounts and higher labor costs, but was partially offset by higher margins on certain new contracts.

Technology & Manufacturing
	Three Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$224.3	$227.8	$(3.5)	(1.5)%
Operating profit	19.2	16.0	3.2	19.5%
Operating profit margin	8.5%	7.0%	151 bps
T&M revenues decreased by $3.5 million, or 1.5%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The decrease was primarily related to the loss of certain accounts, partially offset by new business.
Operating profit increased by $3.2 million, or 19.5%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Operating profit margin increased by 151 bps to 8.5% in the three months ended April 30, 2019 from 7.0% in the three months ended April 30, 2018. The increase in operating profit margin was primarily attributable to improved margins on certain accounts and the loss of a low margin account in the prior year.

Education
	Three Months Ended April 30,
($ in millions)	2019	2018	Decrease
Revenues	$205.6	$206.9	$(1.3)	(0.6)%
Operating profit	10.4	10.6	(0.2)	(2.2)%
Operating profit margin	5.0%	5.1%	(8) bps
Education revenues decreased by $1.3 million, or 0.6%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The decrease was attributable to the loss of certain accounts that primarily occurred in the prior year.
Operating profit decreased by $0.2 million, or 2.2%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Operating profit margin decreased slightly by 8 bps to 5.0% in the three months ended April 30, 2019 from 5.1% in the three months ended April 30, 2018. The decrease in operating profit margin was primarily attributable to the loss of certain higher margin accounts and an increase in wages and related personnel costs, partially offset by the timing of certain synergies and lower reserves established for client receivables, including collections of previously written off receivables.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2019	2018	Increase
Revenues	$127.6	$108.5	$19.1	17.6%
Operating profit	9.5	7.5	2.0	26.2%
Operating profit margin	7.5%	7.0%	51 bps
Technical Solutions revenues increased by $19.1 million, or 17.6%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. This increase was primarily attributable to growth in our U.S. business related to bundled energy solutions projects and power projects, partially offset by the contraction of certain accounts in our U.K. business and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business.
Operating profit increased by $2.0 million, or 26.2%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Operating profit margin increased by 51 bps to 7.5% in the three months ended April 30, 2019 from 7.0% in the three months ended April 30, 2018. The increase in operating profit margin was primarily attributable to the contribution of higher project revenues, lower amortization expense following the impairment recognized at the end of 2018, and lower sales commissions expense in the current year due to the deferral of commissions following the adoption of Topic 606. The increase was partially offset by the absence of tax deductions for energy efficient government buildings that were taken in the prior year, lower margins on certain projects in our U.S. business, and the loss of certain higher margin contracts in our U.K. business.

Healthcare
	Three Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$66.3	$69.9	$(3.6)	(5.1)%
Operating profit	2.6	2.7	(0.1)	(2.3)%
Operating profit margin	3.9%	3.8%	11 bps
Healthcare revenues decreased by $3.6 million, or 5.1%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. This decrease was primarily attributable to the loss of certain accounts that primarily occurred in the prior year, partially offset by new business.
Operating profit decreased slightly by $0.1 million, or 2.3%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Operating profit margin increased by 11 bps to 3.9% in the three months ended April 30, 2019 from 3.8% in the three months ended April 30, 2018. This increase was primarily attributable to a decrease in selling, general and administrative expenses and lower reserves established for client receivables, partially offset by the loss of certain higher margin contracts.

Corporate
	Three Months Ended April 30,
($ in millions)	2019	2018	Increase
Corporate expenses	$38.9	$37.1	$1.8	4.7%
Corporate expenses increased by $1.8 million, or 4.7%, during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The increase in corporate expenses was primarily related to:

•	a $6.0 million increase in technology investments and related support; and

•	the absence of a $2.8 million benefit resulting from actuarial evaluations performed on our medical and dental self-insurance plans in the three months ended April 30, 2018.
Offsetting this increase was:

•
a $2.6 million decrease in restructuring and related expenses as a result of restructuring expenses incurred in the prior year following the acquisition of GCA, partially offset by other restructuring expenses incurred in the current year;

•	a $2.5 million decrease in legal settlement costs; and

•	the absence of a $2.0 million adjustment to self-insurance reserves related to prior year claims recorded in the three months ended April 30, 2018.

Results of Operations
Six Months Ended April 30, 2019 Compared with the Six Months Ended April 30, 2018
Consolidated

	Six Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$3,202.6	$3,169.2	$33.4	1.1%
Operating expenses	2,860.2	2,835.1	25.1	0.9%
Gross margin	10.7%	10.5%	15 bps
Selling, general and administrative expenses	221.1	216.8	4.3	2.0%
Restructuring and related expenses	6.5	19.6	(13.1)	(66.8)%
Amortization of intangible assets	30.0	32.9	(2.9)	(8.7)%
Operating profit	84.8	64.8	20.0	30.9%
Income from unconsolidated affiliates	1.7	1.6	0.1	9.6%
Interest expense	(26.3)	(28.1)	(1.8)	(6.5)%
Income from continuing operations before income taxes	60.2	38.2	22.0	57.6%
Income tax (provision) benefit	(17.3)	15.1	(32.4)	NM*
Income from continuing operations	42.9	53.3	(10.4)	(19.5)%
(Loss) income from discontinued operations, net of taxes	(0.2)	1.1	(1.3)	NM*
Net income	42.7	54.4	(11.7)	(21.6)%
Other comprehensive income (loss)
Interest rate swaps	(12.2)	23.2	(35.4)	NM*
Foreign currency translation	2.2	5.0	(2.8)	(56.7)%
Income tax benefit (provision)	3.3	(6.3)	9.6	NM*
Comprehensive income	$36.0	$76.3	$(40.3)	NM*

*Not meaningful
Revenues
Revenues increased by $33.4 million, or 1.1%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The increase in revenues was primarily attributable to organic growth in our U.S. Technical Solutions business and in B&I. This increase was partially offset by a reclassification of $23.6 million of rent expense related to service concession arrangements, primarily within Aviation. This expense was previously recorded as an operating expense but is now recorded as a reduction of revenues, due to the adoption of Topic 853. Additionally, we lost certain accounts in Aviation, our U.K. Technical Solutions business, Healthcare, and Education.
Operating Expenses
Operating expenses increased by $25.1 million, or 0.9%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The increase was partially offset by the reclassification of $23.6 million of rent expense related to service concession arrangements to revenue, as noted above. Gross margin increased by 15 bps to 10.7% in the six months ended April 30, 2019 from 10.5% in the six months ended April 30, 2018. The increase in gross margin was primarily associated with improved margins within T&M, B&I, and our U.S. Technical Solutions business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.3 million, or 2.0%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The increase in selling, general and administrative expenses was primarily related to:

•	a $9.7 million increase in technology investments and related support;

•	the absence of a $4.3 million reimbursement of previously expensed legal settlement costs received in the prior year; and

•	the absence of a $2.8 million benefit resulting from actuarial evaluations performed on our medical and dental self-insurance plans in the three months ended April 30, 2018.
Offsetting this increase was:

•	a $5.8 million decrease in compensation and related expenses; and

•	a $5.0 million decrease in legal settlement costs.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $13.1 million, or 66.8%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018 due to restructuring expenses, primarily severance, incurred in the prior year following the acquisition of GCA, partially offset by other restructuring expenses incurred in the current year.
Income Taxes from Continuing Operations
During the six months ended April 30, 2019, we had an income tax provision of $17.3 million, compared with an income tax benefit of $15.1 million during the six months ended April 30, 2018. Our income taxes for the six months ended April 30, 2019 were negatively impacted by a $1.4 million reduction in prior year WOTC and by certain reserves of $1.4 million; they were favorably impacted by $0.8 million of excess tax benefits related to the vesting of share-based compensation awards. Comparatively, the 2018 period benefited from a net discrete tax benefit of $21.7 million related to the enactment of the Tax Act, $2.3 million related to tax deductions on energy efficient government buildings, and $1.5 million of excess tax benefits related to the vesting of share-based compensation awards. These benefits were partially offset by a $1.5 million reduction in certain tax credits, including the prior year WOTC for new hires.
Interest Rate Swaps
During the six months ended April 30, 2019, we recognized as a component of our comprehensive income a loss of $12.2 million related to our interest rate swaps, compared with a gain of $23.2 million during the six months ended April 30, 2018, primarily due to underlying changes in the fair value of the interest rate swaps. Additionally, during the current period we amortized $2.1 million, net of taxes of $0.8 million, of the gain we realized in 2018 from the termination of our prior interest rate swaps.
Foreign Currency Translation
Foreign currency translation gain decreased by $2.8 million during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This decrease was related to the greater relative weakening of USD against the GBP during the six months ended April 30, 2018. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues
Business & Industry	$1,527.9	$1,511.3	$16.6	1.1%
Aviation	502.4	509.2	(6.8)	(1.3)%
Technology & Manufacturing	460.4	460.0	0.4	0.1%
Education	410.3	413.8	(3.5)	(0.8)%
Technical Solutions	235.5	212.5	23.0	10.8%
Healthcare	133.0	137.6	(4.6)	(3.4)%
Elimination of inter-segment revenues	(67.0)	(75.4)	8.4	11.1%
	$3,202.6	$3,169.2	$33.4	1.1%
Operating profit (loss)
Business & Industry	$84.2	$72.0	$12.2	16.9%
Operating profit margin	5.5%	4.8%	75 bps
Aviation	8.7	10.9	(2.2)	(20.3)%
Operating profit margin	1.7%	2.1%	(41) bps
Technology & Manufacturing	37.4	32.9	4.5	13.6%
Operating profit margin	8.1%	7.1%	97 bps
Education	20.6	19.8	0.8	4.3%
Operating profit margin	5.0%	4.8%	25 bps
Technical Solutions	15.5	13.0	2.5	18.7%
Operating profit margin	6.6%	6.1%	44 bps
Healthcare	3.8	5.4	(1.6)	(30.2)%
Operating profit margin	2.8%	3.9%	(109) bps
Government Services	(0.1)	(0.8)	0.7	NM*
Operating profit margin	NM*	NM*	NM*
Corporate	(83.6)	(84.5)	0.9	1.1%
Adjustment for income from unconsolidated affiliates, included in Aviation	(1.7)	(1.6)	(0.1)	(3.2)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(2.3)	2.3	NM*
	$84.8	$64.8	$20.0	30.9%

*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2019	2018	Increase
Revenues	$1,527.9	$1,511.3	$16.6	1.1%
Operating profit	84.2	72.0	12.2	16.9%
Operating profit margin	5.5%	4.8%	75 bps
B&I revenues increased by $16.6 million, or 1.1%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The increase was primarily attributable to organic growth, including the expansion of a contract that started in 2018 in our U.K. business and the targeted expansion of certain key clients within our U.S. business. Management reimbursement revenues for this segment totaled $130.5 million and $126.5 million for the six months ended April 30, 2019 and 2018, respectively.

Operating profit increased by $12.2 million, or 16.9%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Operating profit margin increased by 75 bps to 5.5% in the six months ended April 30, 2019 from 4.8% in the six months ended April 30, 2018. The increase in operating profit margin was primarily associated with higher margins on certain accounts in our U.S. business and a decrease in unemployment taxes in certain states. This increase was partially offset by lower margins on certain accounts in our U.K. business and a provision for the settlement of a union health and welfare benefits audit. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Six Months Ended April 30,
($ in millions)	2019	2018	Decrease
Revenues	$502.4	$509.2	$(6.8)	(1.3)%
Operating profit	8.7	10.9	(2.2)	(20.3)%
Operating profit margin	1.7%	2.1%	(41) bps
Aviation revenues decreased by $6.8 million, or 1.3%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The decrease was primarily attributable to a reclassification of $22.9 million of rent expense related to service concession arrangements due to the adoption of Topic 853. This expense is now recorded as a reduction of revenues, but had previously been recorded as an operating expense. The decrease was also due to the loss of certain facility services and passenger services accounts, partially offset by organic growth in catering logistics and janitorial accounts. Management reimbursement revenues for this segment totaled $47.6 million and $53.1 million for the six months ended April 30, 2019 and 2018, respectively.
Operating profit decreased by $2.2 million, or 20.3%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Operating profit margin decreased by 41 bps to 1.7% in the six months ended April 30, 2019 from 2.1% in the six months ended April 30, 2018. The decrease in operating profit margin was primarily attributable to operational issues on certain accounts and higher labor costs, but was partially offset by higher margins on certain new contracts.

Technology & Manufacturing
	Six Months Ended April 30,
($ in millions)	2019	2018	Increase
Revenues	$460.4	$460.0	$0.4	0.1%
Operating profit	37.4	32.9	4.5	13.6%
Operating profit margin	8.1%	7.1%	97 bps
T&M revenues increased slightly by $0.4 million, or 0.1%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The increase was primarily related to the expansion of existing accounts and new business, offset by the loss of certain accounts.
Operating profit increased by $4.5 million, or 13.6%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Operating profit margin increased by 97 bps to 8.1% in the six months ended April 30, 2019 from 7.1% in the six months ended April 30, 2018. The increase in operating profit margin was primarily attributable to improved margins on certain accounts and the loss of a low margin account in the prior year, partially offset by specific reserves established for client receivables.

Education
	Six Months Ended April 30,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$410.3	$413.8	$(3.5)	(0.8)%
Operating profit	20.6	19.8	0.8	4.3%
Operating profit margin	5.0%	4.8%	25 bps
Education revenues decreased by $3.5 million, or 0.8%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The decrease was attributable to the loss of certain accounts that primarily occurred in the prior year, partially offset by new business.
Operating profit increased by $0.8 million, or 4.3%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Operating profit margin increased by 25 bps to 5.0% in the six months ended April 30, 2019 from 4.8% in the six months ended April 30, 2018. The increase in operating profit margin was primarily attributable to the timing of certain synergies and lower reserves established for client receivables, including collections of previously written off receivables, partially offset by the loss of certain higher margin accounts and an increase in wages and related personnel costs.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2019	2018	Increase
Revenues	$235.5	$212.5	$23.0	10.8%
Operating profit	15.5	13.0	2.5	18.7%
Operating profit margin	6.6%	6.1%	44 bps
Technical Solutions revenues increased by $23.0 million, or 10.8%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This increase was primarily attributable to growth in our U.S. business related to bundled energy solutions projects and power projects, partially offset by the contraction of certain accounts in our U.K. business.
Operating profit increased by $2.5 million, or 18.7%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Operating profit margin increased by 44 bps to 6.6% in the six months ended April 30, 2019 from 6.1% in the six months ended April 30, 2018. The increase in operating profit margin was primarily attributable to the contribution of higher project revenues, lower amortization expense following the impairment recognized at the end of 2018, and lower sales commissions expense in the current year due to the deferral of commissions following the adoption of Topic 606. The increase was partially offset by lower margins on certain projects in our U.S. business, the loss of certain higher margin contracts in our U.K. business, and the absence of tax deductions taken in the prior year for energy efficient government buildings.

Healthcare
	Six Months Ended April 30,
($ in millions)	2019	2018	Decrease
Revenues	$133.0	$137.6	$(4.6)	(3.4)%
Operating profit	3.8	5.4	(1.6)	(30.2)%
Operating profit margin	2.8%	3.9%	(109) bps
Healthcare revenues decreased by $4.6 million, or 3.4%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This decrease was primarily attributable to the loss of certain accounts, partially offset by new business.
Operating profit decreased by $1.6 million, or 30.2%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Operating profit margin decreased by 109 bps to 2.8% in the six months ended April 30, 2019 from 3.9% in the six months ended April 30, 2018. This decrease was primarily attributable to the loss of certain higher margin contracts, partially offset by lower selling, general and administrative expenses.

Corporate
	Six Months Ended April 30,
($ in millions)	2019	2018	Decrease
Corporate expenses	$83.6	$84.5	$(0.9)	(1.1)%
Corporate expenses decreased slightly by $0.9 million, or 1.1%, during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The slight decrease in corporate expenses was primarily related to:

•
a $13.1 million decrease in restructuring and related expenses as a result of restructuring expenses incurred in the prior year following the acquisition of GCA, partially offset by other restructuring expenses incurred in the current year;

•	a $4.4 million decrease in legal settlement costs; and

•	the absence of $1.2 million of acquisition costs related to the GCA acquisition in the prior year.
Offsetting this decrease was:

•	a $9.7 million increase in technology investments and related support;

•	the absence of a $4.3 million reimbursement of previously expensed legal settlement costs received in the prior year;

•	the absence of a $2.8 million benefit resulting from actuarial evaluations performed on our medical and dental self-insurance plans in the three months ended April 30, 2018; and

•	a $1.0 million higher adjustment to self-insurance reserves related to prior year claims as a result of an actuarial review and update completed in the current year.

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
Our ability to draw down available capacity under the Credit Facility, as amended, is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.50 to 1.0, which steps down to 3.50 to 1.0 by July 2021, and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At April 30, 2019, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three and six months ended April 30, 2019, we made principal payments under the term loan of $10.0 million and $20.0 million, respectively. At April 30, 2019, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $961.0 million and $152.4 million, respectively. At April 30, 2019, we had up to $437.2 million of borrowing capacity under the Credit Facility; however, covenant restrictions limited our actual borrowing capacity to $405.1 million.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the six months ended April 30, 2019. At April 30, 2019, authorization for $134.1 million of repurchases remained under our share repurchase program.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $56.3 million during the six months ended April 30, 2019. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Six Months Ended April 30,
(in millions)	2019	2018
Net cash provided by operating activities	$56.3	$133.3
Net cash used in investing activities	(27.1)	(24.4)
Net cash used in financing activities	(15.0)	(102.7)
Operating Activities
Net cash provided by operating activities decreased by $77.0 million during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This decrease was primarily related to the timing of client receivable collections and the absence of proceeds from the termination of our interest rate swaps in the prior year, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities increased by $2.7 million during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The increase was primarily related to higher additions to property, plant and equipment in the current year.
Financing Activities
Net cash used in financing activities decreased by $87.7 million during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This decrease was primarily related to higher repayments of our borrowings in the prior year.

Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At April 30, 2019, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $11.7 million.
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

Critical Accounting Policies and Estimates
Our accompanying Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. On November 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Revenue,” in the Financial Statements for additional information regarding the impact of adopting these standards. Additionally, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for other standards adopted during the first quarter of 2019, none of which had a material impact on our consolidated financial statements. There have been no other significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In April 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-04, Codification Improvements to Topic 326: Financial
Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments.

This ASU provides narrow-scope amendments designed to assist in the application of the following updates and the related accounting standards:
(1) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements;
(2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities; and
(3) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

(1) The amendments related to ASU 2016-13 will be adopted in conjunction with that ASU, as further described below.
(2) Since we early adopted ASU 2017-12, the related amendments are effective for us on November 1, 2019 and can be applied either retrospectively or prospectively.
(3) Since we already adopted ASU 2016-01, the related amendments are effective for us on November 1, 2020 and will be applied using a modified-retrospective adoption approach with a cumulative-effect adjustment to retained earnings.
We are currently evaluating the impact of implementing all three aspects of this guidance on our financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.
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
		November 1, 2020 This update will be applied retrospectively.	We are currently evaluating the impact of implementing this guidance on our financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.
This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interest.
		November 1, 2020. This update will be applied retrospectively.	We are currently evaluating the impact of implementing this guidance on our financial statements.

Accounting Standard	Description	Effective Date/Method of Adoption	Effect on the Financial Statements
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.

This ASU adds the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) (a swap rate based on the underlying overnight SOFR rate) as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s trading activity in specified segments of the U.S. Treasury repo market. SOFR was selected by the Alternative Reference Rates Committee as its preferred alternative reference rate to LIBOR.
		Since we early adopted ASU 2017-12, this update will be effective for us on November 1, 2020 on a prospective basis.	We are currently evaluating the impact of implementing this guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.

This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
		November 1, 2020 This update will be applied either prospectively or retrospectively.	We are currently evaluating the impact of implementing this guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—General (Topic 715).	This ASU modifies the disclosure requirements on company-sponsored defined benefit plans.	November 1, 2020 This update will be applied retrospectively.	We are currently evaluating the impact of implementing this guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework.
This ASU modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements.
		November 1, 2020 The amendments related to disclosure requirements within this update will be applied prospectively and the other amendments will be applied retrospectively.	We are currently evaluating the impact of implementing this guidance on our financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.	This ASU replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses.
November 1, 2020

This standard will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.
We are currently evaluating the impact of implementing this guidance on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB has issued several updates to ASU 2016-02, including ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which were issued in July 2018, as well as ASU 2019-01, Leases (Topic 842): Codification Improvements, which was issued in March 2019.

ASU 2016-02 improves transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2018-11 and ASU 2018-10 amend various aspects of Topic 842, including an additional transition method. ASU 2019-01, among other issues, addresses determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies interim period transition disclosure requirements.

November 1, 2019

This guidance may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Alternatively, this guidance may be applied at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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
ITEM 4. CONTROLS AND PROCEDURES.
a. Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
There were no other changes in our internal control over financial reporting during the second quarter of 2019 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. During the six months ended April 30, 2019, there were no share repurchases. At April 30, 2019, authorization for $134.1 million of repurchases remained under our share repurchase program.
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

ABM Industries Incorporated

June 6, 2019	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 6, 2019	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)