Form 10-Q
period 2019-07-31
ABM INDUSTRIES INC /DE/
filed 2019-09-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
Number of shares of the registrant’s common stock outstanding as of September 3, 2019: 66,415,504

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2019	October 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$60.5	$39.1
Trade accounts receivable, net of allowances of $22.6 and $19.2 at July 31, 2019 and October 31, 2018, respectively	1,061.3	1,014.1
Costs incurred in excess of amounts billed	68.4	—
Prepaid expenses	75.5	80.8
Other current assets	53.5	37.0
Total current assets	1,319.2	1,171.0
Other investments	15.1	16.3
Property, plant and equipment, net of accumulated depreciation of $188.7 and $153.9 at July 31, 2019 and October 31, 2018, respectively	147.1	140.1
Other intangible assets, net of accumulated amortization of $294.7 and $250.4 at July 31, 2019 and October 31, 2018, respectively	310.4	355.7
Goodwill	1,832.0	1,834.8
Other noncurrent assets	120.2	109.6
Total assets	$3,744.0	$3,627.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$52.2	$37.0
Trade accounts payable	249.0	221.9
Accrued compensation	165.7	172.1
Accrued taxes—other than income	83.6	56.0
Insurance claims	150.9	149.5
Income taxes payable	9.6	3.2
Other accrued liabilities	166.4	152.7
Total current liabilities	877.4	792.5
Long-term debt, net	872.2	902.0
Deferred income tax liability, net	31.6	37.8
Noncurrent insurance claims	368.0	360.8
Other noncurrent liabilities	75.6	62.9
Noncurrent income taxes payable	15.6	16.9
Total liabilities	2,240.4	2,172.9
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,392,045 and 66,004,361 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively	0.7	0.7
Additional paid-in capital	706.9	691.8
Accumulated other comprehensive loss, net of taxes	(24.4)	(9.0)
Retained earnings	820.5	771.2
Total stockholders’ equity	1,503.6	1,454.6
Total liabilities and stockholders’ equity	$3,744.0	$3,627.5

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$1,647.9	$1,624.3	$4,850.6	$4,793.5
Operating expenses	1,454.1	1,446.7	4,314.2	4,281.8
Selling, general and administrative expenses	119.8	110.0	340.9	326.8
Restructuring and related expenses	2.0	2.9	8.5	22.5
Amortization of intangible assets	14.9	16.6	44.9	49.5
Operating profit	57.3	48.1	142.1	112.9
Income from unconsolidated affiliates	0.7	1.0	2.4	2.5
Interest expense	(12.9)	(12.9)	(39.2)	(41.0)
Income from continuing operations before income taxes	45.0	36.1	105.3	74.4
Income tax (provision) benefit	(8.5)	(2.4)	(25.8)	12.7
Income from continuing operations	36.5	33.7	79.4	87.1
Income (loss) from discontinued operations, net of taxes	0.2	(0.1)	—	1.0
Net income	36.8	33.6	79.4	88.1
Other comprehensive income (loss)
Interest rate swaps	(5.7)	(1.2)	(17.9)	22.0
Foreign currency translation	(4.6)	(6.5)	(2.4)	(1.5)
Income tax benefit (provision)	1.6	0.3	4.9	(5.9)
Comprehensive income	$28.0	$26.2	$64.0	$102.6
Net income per common share — Basic
Income from continuing operations	$0.55	$0.51	$1.19	$1.32
Income from discontinued operations	—	—	—	0.02
Net income	$0.55	$0.51	$1.19	$1.33
Net income per common share — Diluted
Income from continuing operations	$0.55	$0.51	$1.19	$1.31
Income from discontinued operations	—	—	—	0.02
Net income	$0.55	$0.51	$1.19	$1.33
Weighted-average common and common equivalent shares outstanding
Basic	66.6	66.1	66.5	66.0
Diluted	67.0	66.3	66.8	66.3

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2019		2018		2019		2018
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.3	$0.7	65.7	$0.7	66.0	$0.7	65.5	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.1	—	0.1	—	0.4	—	0.3	—
Balance, end of period	66.4	0.7	65.8	0.7	66.4	0.7	65.8	0.7
Additional Paid-in Capital
Balance, beginning of period		700.6		683.1		691.8		675.2
Stock issued under employee stock purchase and share-based compensation plans, net		1.5		0.5		1.5		0.2
Share-based compensation expense		4.8		4.8		13.6		13.1
Balance, end of period		706.9		688.3		706.9		688.3
Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance, beginning of period		(15.7)		1.6		(9.0)		(20.3)
Other comprehensive (loss) income		(8.7)		(7.4)		(15.4)		14.6
Balance, end of period		(24.4)		(5.7)		(24.4)		(5.7)
Retained Earnings
Balance, beginning of period		795.9		751.2		771.2		720.1
Net income		36.8		33.6		79.4		88.1
Dividends
Common stock ($0.180, $0.175, $0.540, and $0.525 per share)		(11.9)		(11.5)		(35.8)		(34.5)
Stock issued under share-based compensation plans		(0.1)		(0.1)		(0.8)		(0.5)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09		—		—		6.5		—
Balance, end of period		820.5		773.2		820.5		773.2
Total Stockholders’ Equity		$1,503.6		$1,456.4		$1,503.6		$1,456.4

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$79.4	$88.1
Income from discontinued operations, net of taxes	—	(1.0)
Income from continuing operations	79.4	87.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	81.4	86.1
Proceeds from termination of interest rate swaps	—	25.9
Deferred income taxes	(3.8)	(19.5)
Share-based compensation expense	13.6	13.1
Provision for bad debt	5.0	4.5
Discount accretion on insurance claims	0.6	0.6
(Gain) loss on sale of assets	(0.1)	0.5
Income from unconsolidated affiliates	(2.4)	(2.5)
Distributions from unconsolidated affiliates	3.6	0.1
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(120.6)	(12.6)
Prepaid expenses and other current assets	(16.1)	(7.1)
Other noncurrent assets	6.7	14.5
Trade accounts payable and other accrued liabilities	36.7	9.0
Insurance claims	8.0	12.7
Income taxes payable	13.7	(5.0)
Other noncurrent liabilities	8.3	(1.0)
Total adjustments	34.6	119.3
Net cash provided by operating activities of continuing operations	114.0	206.4
Net cash provided by operating activities of discontinued operations	—	1.0
Net cash provided by operating activities	114.0	207.4
Cash flows from investing activities
Additions to property, plant and equipment	(44.4)	(37.3)
Proceeds from sale of assets	0.3	0.7
Adjustments to purchase and sale of business	—	(1.9)
Proceeds from redemption of auction rate security	—	2.9
Investments in unconsolidated affiliates	—	(0.6)
Net cash used in investing activities	(44.1)	(36.3)
Cash flows from financing activities
Proceeds and (taxes withheld) from issuance of share-based compensation awards, net	0.7	(0.3)
Dividends paid	(35.8)	(34.5)
Deferred financing costs paid	—	(0.1)
Borrowings from credit facility	1,219.9	887.0
Repayment of borrowings from credit facility	(1,236.8)	(1,042.1)
Changes in book cash overdrafts	3.4	1.1
Financing of energy savings performance contracts	4.9	3.5
Repayment of capital lease obligations	(2.7)	(2.3)
Net cash used in financing activities	(46.4)	(187.7)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.2)
Net increase (decrease) in cash and cash equivalents	21.5	(16.8)
Cash and cash equivalents at beginning of year	39.1	62.8
Cash and cash equivalents at end of period	$60.5	$46.0

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY AND NATURE OF OPERATIONS

ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility services with a mission to make a difference, every person, every day. We are organized into four industry groups and one Technical Solutions segment:
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
Prior Year Reclassifications
Effective November 1, 2018, we have modified the presentation of inter-segment revenues, which are recorded at cost with no associated intercompany profit or loss and are eliminated in consolidation. Additionally, during the third quarter of 2019, we made changes to our operating structure to better align the services and expertise of our Healthcare business with our other industry groups, allowing us to leverage our existing branch network to support the long-term growth of this business. As a result, our former Healthcare portfolio is now included primarily in our Business & Industry segment. Our prior period segment data in Note 11, “Segment Information,” has been reclassified to conform with our current period presentation. These changes had no impact on our previously reported consolidated financial statements.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Business & Industry	$70.9	$69.7	$211.2	$206.1
Aviation	24.4	23.8	72.0	76.9
Total	$95.3	$93.5	$283.2	$282.9

Recently Adopted Accounting Standards
Our significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report. There have been no material changes to our significant accounting policies during the nine months ended July 31, 2019, other than those described below.
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

Additionally, in August 2018, the U.S. Securities and Exchange Commission (the “SEC”) published Release No. 33-10532, Disclosure Update and Simplification, which adopted amendments to certain disclosure requirements that had become redundant, duplicative, overlapping, outdated, or superseded in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment, effective for all filings of periods beginning after November 5, 2018. This release was subsequently codified in July 2019 as part of ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and Nos. 33-10231 and 33-10442, “Investment Company Reporting Modernization,” and Miscellaneous Updates. While most of the amendments in this release eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity in the notes to the financial statements or as a separate statement for each period for which an income statement is required to be filed. We have provided this required information herein as a separate statement. The eliminated or amended disclosures did not have a material impact on our consolidated financial statements.
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
We have established an implementation team to comprehensively evaluate the impact of adopting this guidance, which includes: reviewing our lease portfolio; implementing new system tools to help us meet reporting requirements; and assessing the impact to business processes, internal control over financial reporting, and the related disclosure requirements. While our evaluation is ongoing, we believe the adoption of this standard will have a significant impact on our consolidated balance sheets due to the recognition of right-of-use assets and corresponding lease liabilities. Refer to Note 14, “Commitments and Contingencies,” in our 2018 Annual Report for information about our lease obligations. This standard will become effective for us on November 1, 2019. We plan to adopt this standard using a modified retrospective transition approach for leases that exist in the period of adoption, and therefore we will not restate the prior comparative periods. No other recently issued standards are expected to have a significant impact on our fiscal 2020 consolidated financial statements.

3. REVENUE

Impact of Adopting Topic 606 and Topic 853 on the Consolidated Financial Statements
On November 1, 2018, we recorded a pre-tax increase of $9.1 million to our opening retained earnings as a result of adopting Topic 606. These changes primarily related to: (i) the capitalization of certain commission costs that were previously expensed as incurred; (ii) the deferral of revenue, and the associated margin, on uninstalled materials associated with certain project type contracts that will now be recognized when installation is substantially complete; and (iii) the deferral of initial franchise license fees that were previously recognized when the franchise license term began but will now be recognized over the term of the initial franchise arrangement. Changes to our consolidated balance sheets include the separate presentation of costs incurred in excess of amounts billed, which were previously included in trade accounts receivable, net. Additionally, in accordance with Topic 853, rent expense related to service concession arrangements, which was previously classified as an operating expense, is now classified as a reduction of revenues.

(in millions)	Balance at October 31, 2018	Adjustments Due to Adoption of Topic 606	Balance at November 1, 2018
ASSETS
Current assets
Trade accounts receivable, net	$1,014.1	$(40.1)	$974.0
Costs incurred in excess of amounts billed	—	40.1	40.1
Other current assets	37.0	3.6	40.6
Other noncurrent assets	109.6	11.5	121.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other accrued liabilities	$152.7	$6.0	$158.9
Deferred income tax liability, net	37.8	2.6	40.3
Retained earnings	771.2	6.5	777.6
The impact of adopting Topic 606 on our unaudited consolidated balance sheet as of July 31, 2019 was as follows:

	As of July 31, 2019
(in millions)	Under Historical Guidance	Effect of Adoption	As Reported
ASSETS
Current assets
Other current assets	$44.0	$9.5	$53.5
Other noncurrent assets	108.0	12.2	120.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other accrued liabilities	$159.9	$6.6	$166.4
Deferred income tax liability, net	30.7	0.9	31.6
Retained earnings	806.2	14.3	820.5

The impacts of adopting Topic 606 and Topic 853 on our unaudited consolidated statements of comprehensive income for the three and nine months ended July 31, 2019 were as follows:

	Three Months Ended July 31, 2019			Nine Months Ended July 31, 2019
(in millions, except per share amounts)	Under Historical Guidance	Effect of Adoption	As Reported	Under Historical Guidance	Effect of Adoption	As Reported
Revenues	$1,661.0	$(13.1)	$1,647.9	$4,887.1	$(36.5)	$4,850.6
Operating expenses	1,466.6	(12.5)	1,454.1	4,350.3	(36.1)	4,314.2
Selling, general and administrative expenses	121.9	(2.2)	119.8	347.5	(6.6)	340.9
Income tax provision	8.1	0.4	8.5	24.2	1.6	25.8
Net income	35.6	1.2	36.8	74.8	4.6	79.4

Net income per common share — Basic	$0.53	$0.02	$0.55	$1.13	$0.07	$1.19
Net income per common share — Diluted	$0.53	$0.02	$0.55	$1.12	$0.07	$1.19

There were no significant impacts on our consolidated statements of cash flows other than offsetting shifts in net cash provided by operating activities between net income and various changes in working capital line items.
Disaggregation of Revenue
We generate revenues under several types of contracts, as further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenue from contracts with customers into major service lines. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Aviation, Technology and Manufacturing (“T&M”), Education, and Technical Solutions, as described in Note 11, “Segment Information.”

	Three Months Ended July 31, 2019
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$576.9	$32.4	$184.2	$191.4	$—	$985.0
Parking(2)	129.5	83.6	6.3	0.7	—	220.1
Facility Services(3)	101.4	18.5	36.5	23.3	—	179.6
Building & Energy Solutions(4)	—	—	—	—	165.7	165.7
Airline Services(5)	0.1	128.8	—	—	—	128.9
	$807.9	$263.3	$226.9	$215.4	$165.7	$1,679.3
Elimination of inter-segment revenues						(31.3)
Total						$1,647.9

	Nine Months Ended July 31, 2019
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$1,738.2	$94.0	$554.4	$566.8	$—	$2,953.4
Parking(2)	383.3	253.7	19.6	2.3	—	658.8
Facility Services(3)	322.5	54.5	113.2	64.6	—	554.7
Building & Energy Solutions(4)	—	—	—	—	417.7	417.7
Airline Services(5)	0.5	363.7	0.1	—	—	364.2
	$2,444.5	$765.8	$687.3	$633.6	$417.7	$4,948.9
Elimination of inter-segment revenues						(98.3)
Total						$4,850.6

(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas.
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. Certain of our management reimbursement, leased, and allowance location arrangements are considered service concession agreements and are accounted for under the guidance of Topic 853. For the three and nine months ended July 31, 2019, rent expense related to service concession arrangements, previously recorded within operating expenses, has been recorded as a reduction of the related parking service revenues.
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
(5) Airline Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance.
Contracts with Customers
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Once a contract is identified, we evaluate whether it is a combined or single contract and whether it should be accounted for as more than one performance obligation. Generally, most of our contracts are cancelable by either party without a substantive penalty, and the majority have a notification period of 30 to 60 days. If a contract includes a cancellation clause, the remaining contract term is limited to the required termination notice period.
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
Contract Types
We have arrangements under various contract types within our major service lines, as explained below.
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
Tag Services
Tag work generally consists of supplemental services requested by clients outside of the standard service specification and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal. Because the nature of these short-term contracts involves performing one-off type services, revenue is recognized at the agreed-upon contractual amount over time as the services are provided, because the customer simultaneously receives and consumes the benefits of the services as they are performed. Certain Janitorial and Facilities Services contracts are often structured under this type of arrangement.
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
As described above and in Note 2, “Basis of Presentation and Significant Accounting Policies,” and in accordance with Topic 853, rental expense and certain other expenses under contracts that meet the definition of service concession arrangements are now recorded as a reduction of revenue.
Allowance
Under allowance parking arrangements, within our Parking service line, we are paid a fixed amount or hourly rate to provide parking services, and we are responsible for certain operating expenses that are specified in the contract. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual rate over time because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under energy savings contracts and fixed-price repair and refurbishment arrangements, within our Building & Energy Solutions service line, we agree to develop, design, engineer, and construct a project. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards.
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
Remaining Performance Obligations
At July 31, 2019, we had $261.8 million related to performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue. We expect to recognize revenue on approximately 82% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.
These amounts exclude variable consideration primarily related to: (i) contracts where we have determined that the contract consists of a series of distinct service periods and revenues are based on future performance that cannot be estimated at contract inception; (ii) parking contracts where we and the customer share the gross revenues or operating profit for the location; and (iii) contracts where transaction prices include performance incentives that are based on future performance and therefore cannot be estimated at contract inception. We apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2019	November 1, 2018
Contract assets
Billed trade receivables(1)	$1,018.0	$918.9
Unbilled trade receivables(1)	65.9	74.3
Costs incurred in excess of amounts billed(2)	68.4	40.1
Capitalized commissions(3)	21.8	15.1
(1) Included in trade accounts receivable, net, on the consolidated balance sheets. The fluctuation correlates directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Increase is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the consolidated balance sheets. During the nine months ended July 31, 2019, we capitalized $13.0 million of new costs and amortized $6.3 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2019
Contract liabilities(1)
Balance at beginning of period	$41.7
Additional contract liabilities	294.9
Recognition of deferred revenue	(294.4)
Balance at end of period	$42.3
(1) Included in other accrued liabilities on the consolidated balance sheets.

4. RESTRUCTURING AND RELATED COSTS

We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. These activities may result in restructuring costs related to employee severance, other project fees, external support fees, lease exit costs, and asset impairment charges. Recently, our significant restructuring activities have primarily related to integrating our acquisition of GCA Services Group (“GCA”) and implementing our 2020 Vision initiative, as described below.
GCA and Other Restructuring
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA. We incurred the majority of our severance expense associated with this restructuring program in the first half of 2018. During 2019, we incurred an immaterial amount of severance and other expenses associated with our Healthcare reorganization. Additionally, we continue standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We also continue consolidating our real estate leases. As we continue to further integrate and consolidate our operational and financial processes to support the growth and capabilities of our shared services and operations, we expect to incur additional restructuring charges, primarily related to other project fees.
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
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2018	Costs Recognized(1)	Payments	Balance, July 31, 2019
Employee severance	$3.8	$3.4	$(4.2)	$3.0
Lease exit costs and asset impairment	3.1	0.7	(0.7)	3.0
Other project fees	1.8	3.7	(4.1)	1.4
External support fees	—	0.8	—	0.8
Total	$8.6	$8.5	$(9.0)	$8.1
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA and Other	$2.8	$16.9	$11.5	$0.7	$—	$31.8
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$32.7	$29.8	$22.2	$8.4	$5.2	$98.4

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2019	2018	2019	2018
Income from continuing operations	$36.5	$33.7	$79.4	$87.1
Income (loss) from discontinued operations, net of taxes	0.2	(0.1)	—	1.0
Net income	$36.8	$33.6	$79.4	$88.1

Weighted-average common and common equivalent shares outstanding — Basic	66.6	66.1	66.5	66.0
Effect of dilutive securities
Restricted stock units	0.2	0.1	0.2	0.1
Stock options	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	67.0	66.3	66.8	66.3

Net income per common share — Basic
Income from continuing operations	$0.55	$0.51	$1.19	$1.32
Income from discontinued operations	—	—	—	0.02
Net income	$0.55	$0.51	$1.19	$1.33

Net income per common share — Diluted
Income from continuing operations	$0.55	$0.51	$1.19	$1.31
Income from discontinued operations	—	—	—	0.02
Net income	$0.55	$0.51	$1.19	$1.33

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Anti-dilutive	0.1	0.5	0.3	0.4

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2019	October 31, 2018
Cash and cash equivalents(1)	1	$60.5	$39.1
Insurance deposits(2)	1	0.8	0.6
Assets held in funded deferred compensation plan(3)	1	2.5	2.7
Credit facility(4)	2	932.1	949.0
Interest rate swap (liabilities) assets(5)	2	(12.3)	1.3
Investments in auction rate securities(6)	3	5.0	5.0

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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for LIBOR forward rates at the end of the period. At July 31, 2019 and October 31, 2018, our interest rate swaps are included in “Other noncurrent liabilities” and “Other noncurrent assets,” respectively, on the accompanying unaudited consolidated balance sheets. See Note 8, “Credit Facility,” for further information.
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
At July 31, 2019 and October 31, 2018, we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that is included in “Other investments” on the accompanying unaudited consolidated balance sheets. This auction rate security is a debt instrument with a stated maturity in 2050. The interest rate for this security is designed to be reset through Dutch auctions approximately every thirty days; however, auctions for this security have not occurred since August 2007. At July 31, 2019 and October 31, 2018, there were no unrealized gains or losses on our auction rate security included in AOCI.
During the nine months ended July 31, 2019, we had no transfers of assets or liabilities between any of the above hierarchy levels.
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

In connection with the reorganization of our Healthcare business, we performed a goodwill impairment test on the underlying reporting unit immediately before the reorganization. We estimated the fair value of goodwill using the income and market approaches, which utilize expected cash flows using Level 3 inputs. This analysis required the exercise of significant judgments, including the identification of reporting units as well as the evaluation of recent indicators of market activity, future cash flow estimates, discount rates, and other factors. As a result of this analysis, we concluded that the estimated fair value of the Healthcare reporting unit substantially exceeded its carrying value immediately before the reorganization and that no further evaluation of impairment was necessary.
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
Actuarial Reviews Performed During 2019
We review our self-insurance liabilities on a regular basis and adjust our accruals accordingly. Actual claims activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates used in our reserve liability calculations, we adjust our self-insurance rates and reserves for future periods and, if appropriate, adjust our reserves for claims incurred in prior accounting periods.
We performed interim actuarial review updates during the first and second quarters of 2019 on the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the respective periods analyzed (the “Interim Reviews”). These updates were abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the comprehensive actuarial review performed during 2018 (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
During the three months ended July 31, 2019, we performed our annual comprehensive actuarial review of the majority of our casualty insurance programs, evaluating all changes made to claims reserves and claims payment activity for the period commencing November 1, 2018 and ending April 30, 2019 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed. The Actuarial Review and Interim Reviews excluded claims relating to certain previously acquired businesses, which we expect to evaluate during the fourth quarter of 2019.
The Actuarial Review continues to demonstrate that the changes we have made to our risk management program are positively impacting the frequency and severity of claims; however, there is some flattening of claims frequency reductions as compared to prior periods. The claims management strategies and programs that we have implemented have resulted in better than anticipated improvements in early identification of certain claims that may potentially develop adversely. Furthermore, we continue to focus on ensuring the establishment of reserves consistent with known fact patterns. However, the Actuarial Review showed unfavorable developments relative to our estimates of ultimate losses related to certain prior claim years regarding our general liability, property damage, workers’ compensation, and automobile liability programs.

Based on the results of the Actuarial Review, at July 31, 2019 we decreased our total reserves for prior periods by $3.0 million. Together with the $5.0 million increase we recorded during the first half of 2019, the net increase to our reserves for claims related to prior periods was $2.0 million for the nine months ended July 31, 2019. This adjustment was $8.0 million lower than the total adjustment related to prior year claims of $10.0 million during the nine months ended July 31, 2018.
During the fourth quarter of 2019, we expect to perform an update to our Actuarial Review for our significant insurance programs that will use updated claims data and consider changes in claims development and claims payment activity for the periods analyzed. This review will be abbreviated in nature based on actual versus expected development during the periods analyzed and will rely on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs) and will include claims related to certain previously acquired businesses. This review may lead to further adjustments to our insurance reserves.
Insurance Related Balances and Activity

(in millions)	July 31, 2019	October 31, 2018
Insurance claim reserves, excluding medical and dental	$510.1	$501.4
Medical and dental claim reserves	8.8	8.9
Insurance recoverables	66.0	73.7

At July 31, 2019 and October 31, 2018, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2019	October 31, 2018
Standby letters of credit	$143.5	$144.1
Surety bonds	90.9	89.2
Restricted insurance deposits	0.8	0.6
Total	$235.2	$233.9

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
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At July 31, 2019, the weighted average interest rate on our outstanding borrowings was 4.32%. We also pay a commitment fee, based on our leverage ratio, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit that is paid quarterly in arrears. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility, as amended, contains certain covenants, including a maximum leverage ratio of 4.00 to 1.0, which steps down to 3.50 to 1.0 by July 2021, and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2019, we were in compliance with these covenants.

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
Credit Facility Information

(in millions)	July 31, 2019	October 31, 2018
Current portion of long-term debt
Gross term loan	$55.0	$40.0
Unamortized deferred financing costs	(2.8)	(3.0)
Current portion of term loan	$52.2	$37.0

Long-term debt
Gross term loan	$695.0	$740.0
Unamortized deferred financing costs	(4.8)	(6.9)
Total noncurrent portion of term loan	690.2	733.1
Line of credit(1)(2)	182.1	169.0
Long-term debt	$872.2	$902.0
(1) Standby letters of credit amounted to $152.4 million at July 31, 2019.
(2) At July 31, 2019, we had borrowing capacity of $457.0 million; however, covenant restrictions limited our borrowing capacity to $261.5 million.
Term Loan Maturities
During the three and nine months ended July 31, 2019, we made principal payments under the term loan of $10.0 million and $30.0 million, respectively. As of July 31, 2019, the following principal payments are required under the term loan.

(in millions)	2019	2020	2021	2022
Debt maturities	$10.0	$60.0	$120.0	$560.0

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

At July 31, 2019 and October 31, 2018, amounts recorded in AOCI for interest rate swaps were $4.8 million, net of taxes of $2.2 million, and $17.8 million, net of taxes of $7.1 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three and nine months ended July 31, 2019, we amortized $1.0 million, net of taxes of $0.4 million, and $3.1 million, net of taxes of $1.2 million, respectively, of this gain to interest expense. At July 31, 2019, the total amount expected to be reclassified from AOCI to earnings during the next twelve months was $1.1 million, net of taxes of $0.5 million.
9. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2019, these letters of credit and surety bonds totaled $152.4 million and $607.7 million, respectively. Included in the total amount of surety bonds is $1.3 million of bonds with an effective date starting after July 31, 2019.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2019, total guarantees were $175.5 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At July 31, 2019, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $12.1 million. This $12.1 million includes an accrual of $5.4 million in connection with the Castro case, which was previously accrued and is discussed further below.

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

On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the Superior Court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. This matter has been set for trial on May 26, 2020. Prior to trial, we will have the opportunity to move for summary judgment, seek decertification of the classes, or engage in further mediation, if we deem such actions appropriate. We expect to engage in one or more such activities in upcoming quarters.

Hussein and Hirsi v. Air Serv Corporation filed on January 20, 2016, in the United States District Court for the Western District of Washington at Seattle (the “Hussein case”) and

Isse et al. v. Air Serv Corporation filed on February 7, 2017, in the Superior Court of Washington for King County (the “Isse case”)

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

After a court-ordered mediation held on October 15, 2018, the parties agreed to a class action settlement of $5.4 million, subject to court approval. The plaintiffs’ motion for preliminary approval of the settlement was filed on January 4, 2019, and the court held a hearing on the motion on February 12, 2019. On February 14, 2019, the court granted preliminary approval of the settlement. The court granted final approval of the settlement on September 3, 2019, and we expect to fund the settlement on or before September 24, 2019. In connection with the settlement, we modified our existing written policies for California to expressly confirm that ABM service workers are not required to use personal cell phones for work purposes and began centralizing the process and implementing technology for such employees to request reimbursement for personal cell phone use due to work.
10. INCOME TAXES

On December 22, 2017, the Tax Act was enacted into law, which, among other provisions, reduced the federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Our U.S. statutory federal tax rate for fiscal 2019 and future years was reduced to 21% from our blended rate of 23.3% in fiscal 2018. Other provisions under the Tax Act became effective for us in fiscal 2019, including limitations on deductibility of interest and executive compensation as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”), which we have elected to account for as a period cost.
Following the enactment of the Tax Act, the SEC issued guidance that allowed us to record provisional amounts during a measurement period not to exceed one year from the enactment date. During the first quarter of 2018, we remeasured certain deferred tax assets and liabilities based on the new tax rates at which they were expected to reverse in the future and recorded a provisional one-time tax benefit of $28.7 million related to this remeasurement. In addition, we recorded a provisional expense of $7.0 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We completed our analysis of the impacts of these provisions under the Tax Act as of October 31, 2018, and recorded adjustments during the fourth quarter of 2018 that (i) increased the benefit to $29.6 million for the remeasurement of certain deferred tax assets and liabilities and (ii) decreased the expense to $4.5 million for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2019, we had effective tax rates of 18.9% and 24.5%, respectively, resulting in provisions for taxes of $8.5 million and $25.8 million, respectively. Our effective tax rate for the three months ended July 31, 2019 was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations and a $0.5 million benefit from certain credits. Our effective tax rate for the nine months ended July 31, 2019 was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations; a $1.4 million provision for reserves; a $1.3 million provision related to the Work Opportunity Tax Credit (“WOTC”); and a $1.1 million benefit from the vesting of share-based compensation awards.

During the three and nine months ended July 31, 2018, we had effective tax rates of 6.6% and (17.1)%, respectively, resulting in a provision for tax of $2.4 million and a benefit from tax of $12.7 million, respectively. Our effective tax rate for the three months ended July 31, 2018 was impacted by the following discrete items: a $4.2 million benefit from an expiring statute of limitations and a $1.6 million benefit from the vesting of share-based compensation awards. Our effective tax rate for the nine months ended July 31, 2018 was impacted by the following discrete items: a $21.5 million benefit related to the Tax Act enactment; a $4.1 million benefit from an expiring statute of limitations; a $3.1 million benefit from the vesting of share-based compensation awards; a $2.6 million benefit for energy efficient government buildings; and a $1.5 million provision for certain tax credits, including WOTC.
11. SEGMENT INFORMATION

Our current reportable segments consist of B&I, Aviation, T&M, Education, and Technical Solutions, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to the modification in our presentation of inter-segment revenues and the reorganization of our Healthcare business into our other industry groups, primarily B&I.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
T&M	T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Revenues
Business & Industry	$807.9	$822.6	$2,444.5	$2,446.0
Aviation	263.3	260.5	765.8	769.7
Technology & Manufacturing	226.9	231.0	687.3	691.0
Education	215.4	215.9	633.6	637.8
Technical Solutions	165.7	130.3	417.7	360.3
Elimination of inter-segment revenues	(31.3)	(36.0)	(98.3)	(111.4)
	$1,647.9	$1,624.3	$4,850.6	$4,793.5
Operating profit (loss)
Business & Industry	$45.3	$40.1	$131.2	$114.8
Aviation	8.6	9.7	17.2	20.6
Technology & Manufacturing	17.0	16.9	54.4	49.8
Education	12.6	12.1	33.4	32.1
Technical Solutions	17.9	13.1	35.3	28.8
Government Services	—	—	(0.1)	(0.8)
Corporate	(43.5)	(42.7)	(127.1)	(127.3)
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.7)	(0.9)	(2.4)	(2.5)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	0.1	(0.3)	0.1	(2.6)
	57.3	48.1	142.1	112.9
Income from unconsolidated affiliates	0.7	1.0	2.4	2.5
Interest expense	(12.9)	(12.9)	(39.2)	(41.0)
Income from continuing operations before income taxes	$45.0	$36.1	$105.3	$74.4

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

Restructuring and Related Costs
We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. These activities may result in restructuring costs related to employee severance, other project fees, external support fees, lease exit costs, and asset impairment charges. Recently, our significant restructuring activities have primarily related to integrating our acquisition of GCA Services Group (“GCA”) and implementing our 2020 Vision initiative.
GCA and Other Restructuring
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA. We incurred the majority of our severance expense associated with this restructuring program in the first half of 2018. During 2019, we incurred an immaterial amount of severance and other expenses associated with our Healthcare reorganization. Additionally, we continue standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, including our human resources information systems, enterprise resource planning system, and labor management system. We also continue consolidating our real estate leases. As we continue to further integrate and consolidate our operational and financial processes to support the growth and capabilities of our shared services and operations, we expect to incur additional restructuring charges, primarily related to other project fees.

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2019	July 31, 2019	Cumulative
Employee severance	$0.3	$3.4	$16.9
Other project fees	0.9	3.7	11.5
External support fees	0.8	0.8	2.8
Lease exit costs and asset impairment	—	0.7	0.7
Total	$2.0	$8.5	$31.8

Segment Reporting
Our current reportable segments consist of Business & Industry (“B&I”), Aviation, Technology & Manufacturing (“T&M”), Education, and Technical Solutions, as further described below. Effective November 1, 2018, we have modified the presentation of inter-segment revenues, which are recorded at cost with no associated intercompany profit or loss and are eliminated in consolidation. Additionally, during the third quarter of 2019, we made changes to our operating structure to better align the services and expertise of our Healthcare business with our other industry groups, allowing us to leverage our existing branch network to support the long-term growth of this business. As a result, our former Healthcare portfolio is now included primarily in our Business & Industry segment. Our prior period segment data has been reclassified to conform with our current period presentation. These changes had no impact on our previously reported consolidated financial statements.

REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

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

Insurance
We review our self-insurance liabilities on a regular basis and adjust our accruals accordingly. Actual claims activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates used in our reserve liability calculations, we adjust our self-insurance rates and reserves for future periods and, if appropriate, adjust our reserves for claims incurred in prior accounting periods. This year, the actuarial reviews performed indicate the changes we have made to our risk management program are positively impacting the frequency and severity of claims; however, there is some flattening of claims frequency reductions as compared to prior periods. The claims management strategies and programs that we have implemented have resulted in better than anticipated improvements in early identification of certain claims that may potentially develop adversely. Furthermore, we continue to focus on ensuring the establishment of reserves consistent with known fact patterns. The actuarial reviews also showed unfavorable developments relative to our estimates of ultimate losses related to certain prior claim years regarding our general liability, property damage, workers’ compensation, and automobile liability programs.
Based on the results of the actuarial reviews, at July 31, 2019 we decreased our total reserves for prior periods by $3.0 million. Together with the $5.0 million increase we recorded during the first half of 2019, the net increase to our reserves for claims related to prior periods was $2.0 million for the nine months ended July 31, 2019. This adjustment was $8.0 million lower than the total adjustment related to prior year claims of $10.0 million during the nine months ended July 31, 2018.
During the fourth quarter of 2019, we expect to perform an update to our most recent actuarial review for our significant insurance programs that will use updated claims data and consider changes in claims development and claims payment activity for the periods analyzed. This review will be abbreviated in nature based on actual versus expected development during the periods analyzed and will rely on the key assumptions in the annual comprehensive actuarial review we performed during the third quarter (most notably loss development patterns, trend assumptions, and underlying expected loss costs) and will include claims related to certain previously acquired businesses. This review may lead to further adjustments to our insurance reserves.
Key Financial Highlights

•
Revenues increased by $23.6 million, or 1.5%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, primarily due to organic growth in our U.S. Technical Solutions business.

•
Operating profit increased by $9.2 million, or 19.0%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The increase in operating profit is primarily attributable to improved margins within B&I and the contribution of higher project revenues in our U.S. Technical Solutions business, as well as a lower self-insurance adjustment related to prior year claims.

•
We had a provision for tax of $25.8 million during the nine months ended July 31, 2019, as compared to a benefit from tax of $12.7 million during the nine months ended July 31, 2018. The 2018 period benefited primarily from a net discrete tax benefit of $21.5 million related to the Tax Cuts and Jobs Act (the “Tax Act”).

•	Net cash provided by operating activities was $114.0 million during the nine months ended July 31, 2019.

•	Dividends of $35.8 million were paid to shareholders, and dividends totaling $0.540 per common share were declared during the nine months ended July 31, 2019.

•
At July 31, 2019, total outstanding borrowings under our credit facility were $932.1 million, and we had up to $457.0 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $261.5 million.

Results of Operations

Three Months Ended July 31, 2019 Compared with the Three Months Ended July 31, 2018
Consolidated

	Three Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$1,647.9	$1,624.3	$23.6	1.5%
Operating expenses	1,454.1	1,446.7	7.4	0.5%
Gross margin	11.8%	10.9%	83 bps
Selling, general and administrative expenses	119.8	110.0	9.8	8.9%
Restructuring and related expenses	2.0	2.9	(0.9)	(31.8)%
Amortization of intangible assets	14.9	16.6	(1.7)	(10.6)%
Operating profit	57.3	48.1	9.2	19.0%
Income from unconsolidated affiliates	0.7	1.0	(0.3)	(27.7)%
Interest expense	(12.9)	(12.9)	—	—%
Income from continuing operations before income taxes	45.0	36.1	8.9	24.6%
Income tax provision	(8.5)	(2.4)	6.1	NM*
Income from continuing operations	36.5	33.7	2.8	8.3%
Income (loss) from discontinued operations, net of taxes	0.2	(0.1)	0.3	NM*
Net income	36.8	33.6	3.2	9.3%
Other comprehensive income (loss)
Interest rate swaps	(5.7)	(1.2)	(4.5)	NM*
Foreign currency translation	(4.6)	(6.5)	1.9	29.3%
Income tax benefit	1.6	0.3	1.3	NM*
Comprehensive income	$28.0	$26.2	$1.8	6.8%

*Not meaningful
Revenues
Revenues increased by $23.6 million, or 1.5%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The increase in revenues was attributable to organic growth, primarily in our U.S. Technical Solutions business. This increase was partially offset by the loss of certain accounts in our U.S. B&I business, our U.K. Technical Solutions business, and T&M, and fluctuations in foreign currency exchange rates negatively affected our U.K. businesses. Additionally, during the three months ended July 31, 2019 we reclassified $12.5 million of rent expense related to service concession arrangements, primarily within Aviation, that was previously recorded as an operating expense but is now recorded as a reduction of revenues following the adoption of Topic 853.
Operating Expenses
Operating expenses increased by $7.4 million, or 0.5%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. This increase was partially offset by the reclassification of $12.5 million of rent expense related to service concession arrangements to revenue, as noted above. Gross margin increased by 83 bps to 11.8% in the three months ended July 31, 2019 from 10.9% in the three months ended July 31, 2018. The increase in gross margin was primarily associated with improved margins within our U.S. B&I business and the impact of Topic 606 within our Technical Solutions business, as well as a lower self-insurance adjustment related to prior year claims.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.8 million, or 8.9%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The increase in selling, general and administrative expenses was primarily related to:

•	a $4.7 million increase in technology investments and related support;

•	a $3.9 million reserve for an anticipated union pension settlement;

•	the absence of a $2.7 million reimbursement of previously expensed legal settlement costs in the prior year; and

•	a $2.5 million reserve established for a non-recurring adjustment related to a client account.
This increase was partially offset by:

•	a $1.9 million decrease in legal settlement costs; and

•	a $1.5 million decrease in compensation and related expenses.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $0.9 million, or 31.8%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The decrease was due to restructuring expenses incurred in the prior year following the acquisition of GCA, primarily severance, partially offset by other restructuring expenses incurred in the current year.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended July 31, 2019 and July 31, 2018 were 18.9% and 6.6%, respectively. Our effective tax rate for the three months ended July 31, 2019 was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations and a $0.5 million benefit from certain credits. Our effective tax rate for the three months ended July 31, 2018 was impacted by the following discrete items: a $4.2 million benefit from an expiring statute of limitations and a $1.6 million benefit from the vesting of share-based compensation awards.
Interest Rate Swaps
The unrealized loss on interest rate swaps increased by $4.5 million during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, primarily due to underlying changes in the fair value of the interest rate swaps.
Foreign Currency Translation
Foreign currency translation loss decreased by $1.9 million during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. This decrease was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues
Business & Industry	$807.9	$822.6	$(14.7)	(1.8)%
Aviation	263.3	260.5	2.8	1.1%
Technology & Manufacturing	226.9	231.0	(4.1)	(1.8)%
Education	215.4	215.9	(0.5)	(0.3)%
Technical Solutions	165.7	130.3	35.4	27.2%
Elimination of inter-segment revenues	(31.3)	(36.0)	4.7	12.9%
	$1,647.9	$1,624.3	$23.6	1.5%
Operating profit (loss)
Business & Industry	$45.3	$40.1	$5.2	12.8%
Operating profit margin	5.6%	4.9%	72 bps
Aviation	8.6	9.7	(1.1)	(11.7)%
Operating profit margin	3.3%	3.7%	(47) bps
Technology & Manufacturing	17.0	16.9	0.1	0.6%
Operating profit margin	7.5%	7.3%	17 bps
Education	12.6	12.1	0.5	4.0%
Operating profit margin	5.8%	5.6%	24 bps
Technical Solutions	17.9	13.1	4.8	37.1%
Operating profit margin	10.8%	10.0%	79 bps
Corporate	(43.5)	(42.7)	(0.8)	(1.9)%
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.7)	(0.9)	0.2	20.2%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	0.1	(0.3)	0.4	NM*
	$57.3	$48.1	$9.2	19.0%

*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$807.9	$822.6	$(14.7)	(1.8)%
Operating profit	45.3	40.1	5.2	12.8%
Operating profit margin	5.6%	4.9%	72 bps
B&I revenues decreased by $14.7 million, or 1.8%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The decrease was primarily attributable to the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts, and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business. This decrease was partially offset by the targeted expansion of certain key clients within our U.S. business. Management reimbursement revenues for this segment totaled $70.9 million and $69.7 million for the three months ended July 31, 2019 and 2018, respectively.
Operating profit increased by $5.2 million, or 12.8%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Operating profit margin increased by 72 bps to 5.6% in the three months ended July 31, 2019 from 4.9% in the three months ended July 31, 2018. The increase in operating profit margin was primarily associated with the exit from certain lower margin or underperforming accounts, higher margins on certain accounts in our U.S. business, and improvements in our labor management processes. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Three Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$263.3	$260.5	$2.8	1.1%
Operating profit	8.6	9.7	(1.1)	(11.7)%
Operating profit margin	3.3%	3.7%	(47) bps
Aviation revenues increased by $2.8 million, or 1.1%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The increase was attributable to organic growth, primarily new contract wins in our U.K. business, as well as the expansion of catering logistics accounts in our U.S. business, partially offset by the loss of certain cabin cleaning, passenger services, and facility services accounts and by a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business. Additionally, during the three months ended July 31, 2019 we reclassified $12.0 million of rent expense related to service concession arrangements that was previously recorded as an operating expense but is now recorded as a reduction of revenues following the adoption of Topic 853. Management reimbursement revenues for this segment totaled $24.4 million and $23.8 million for the three months ended July 31, 2019 and 2018, respectively.
Operating profit decreased by $1.1 million, or 11.7%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Operating profit margin decreased by 47 bps to 3.3% in the three months ended July 31, 2019 from 3.7% in the three months ended July 31, 2018. The decrease in operating profit margin was primarily attributable to operational issues on certain accounts, including higher labor costs due to a tight labor market. This decrease was partially offset by higher margins on certain new contracts, including contract wins in our U.K. business.

Technology & Manufacturing
	Three Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$226.9	$231.0	$(4.1)	(1.8)%
Operating profit	17.0	16.9	0.1	0.6%
Operating profit margin	7.5%	7.3%	17 bps
T&M revenues decreased by $4.1 million, or 1.8%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The decrease was primarily related to the loss of certain accounts, partially offset by new business and the expansion of certain accounts.
Operating profit increased slightly by $0.1 million, or 0.6%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Operating profit margin increased by 17 bps to 7.5% in the three months ended July 31, 2019 from 7.3% in the three months ended July 31, 2018. The increase in operating profit margin was primarily attributable to lower reserves established for client receivables and the loss of a low margin account in the prior year, partially offset by lower initial margins on certain new accounts.

Education
	Three Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$215.4	$215.9	$(0.5)	(0.3)%
Operating profit	12.6	12.1	0.5	4.0%
Operating profit margin	5.8%	5.6%	24 bps
Education revenues decreased slightly by $0.5 million, or 0.3%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The decrease was attributable to the loss of certain accounts, partially offset by new business, including the expansion of certain accounts that primarily occurred in the current year.

Operating profit increased by $0.5 million, or 4.0%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Operating profit margin increased by 24 bps to 5.8% in the three months ended July 31, 2019 from 5.6% in the three months ended July 31, 2018. The increase in operating profit margin was primarily attributable to the management of overhead and selling, general and administrative expenses due to the timing of certain synergies and lower reserves established for client receivables, including collections of previously written off receivables. The increase was partially offset by changes in contract mix due to the loss of certain accounts and an increase in direct labor and related personnel costs driven by a challenging labor environment.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2019	2018	Increase
Revenues	$165.7	$130.3	$35.4	27.2%
Operating profit	17.9	13.1	4.8	37.1%
Operating profit margin	10.8%	10.0%	79 bps
Technical Solutions revenues increased by $35.4 million, or 27.2%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. This increase was primarily attributable to growth in our U.S. business related to bundled energy solutions (“BES”) projects and power projects, partially offset by the contraction of certain accounts in our U.K. business and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business.
Operating profit increased by $4.8 million, or 37.1%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Operating profit margin increased by 79 bps to 10.8% in the three months ended July 31, 2019 from 10.0% in the three months ended July 31, 2018. The increase in operating profit margin was primarily attributable to the contribution of higher project revenues, lower sales commission expense in the current year due to the deferral of commissions following the adoption of Topic 606, and lower amortization expense following the impairment recognized in our U.K. business at the end of 2018. The increase was partially offset by a higher volume of lower margin power projects in our U.S. business in the current year compared to higher margin BES projects in the prior year and the loss of certain higher margin contracts in our U.K. business.

Corporate
	Three Months Ended July 31,
($ in millions)	2019	2018	Increase
Corporate expenses	$43.5	$42.7	$0.8	1.9%
Corporate expenses increased slightly by $0.8 million, or 1.9%, during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The slight increase in corporate expenses was primarily related to:

•	a $4.7 million increase in technology investments and related support;

•	a $3.9 million reserve for an anticipated union pension settlement;

•	the absence of a $2.7 million reimbursement of previously expensed legal settlement costs received in the prior year; and

•	a $2.5 million reserve established for a non-recurring adjustment related to a client account.
Offsetting these increases were:

•	a $9.0 million decrease in self-insurance reserve adjustments related to prior year claims as a result of an actuarial review completed in the three months ended July 31, 2019;

•	a $1.8 million decrease in legal settlement costs; and

•
a $0.9 million decrease in restructuring and related expenses as a result of restructuring expenses incurred in the prior year following the acquisition of GCA, partially offset by other restructuring expenses incurred in the current year.

Results of Operations
Nine Months Ended July 31, 2019 Compared with the Nine Months Ended July 31, 2018
Consolidated

	Nine Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$4,850.6	$4,793.5	$57.1	1.2%
Operating expenses	4,314.2	4,281.8	32.4	0.8%
Gross margin	11.1%	10.7%	38 bps
Selling, general and administrative expenses	340.9	326.8	14.1	4.3%
Restructuring and related expenses	8.5	22.5	(14.0)	(62.2)%
Amortization of intangible assets	44.9	49.5	(4.6)	(9.3)%
Operating profit	142.1	112.9	29.2	25.9%
Income from unconsolidated affiliates	2.4	2.5	(0.1)	(4.5)%
Interest expense	(39.2)	(41.0)	(1.8)	(4.4)%
Income from continuing operations before income taxes	105.3	74.4	30.9	41.6%
Income tax (provision) benefit	(25.8)	12.7	(38.5)	NM*
Income from continuing operations	79.4	87.1	(7.7)	(8.7)%
Income from discontinued operations, net of taxes	—	1.0	(1.0)	NM*
Net income	79.4	88.1	(8.7)	(9.8)%
Other comprehensive income (loss)
Interest rate swaps	(17.9)	22.0	(39.9)	NM*
Foreign currency translation	(2.4)	(1.5)	(0.9)	(60.3)%
Income tax benefit (provision)	4.9	(5.9)	10.8	NM*
Comprehensive income	$64.0	$102.6	$(38.6)	(37.6)%

*Not meaningful
Revenues
Revenues increased by $57.1 million, or 1.2%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The increase in revenues was attributable to organic growth, primarily in our U.S. Technical Solutions business. This increase was partially offset by the loss of certain accounts in our U.S. B&I business, our U.K. Technical Solutions business, Education, T&M, and Aviation. Additionally, during the nine months ended July 31, 2019 we reclassified $36.1 million of rent expense related to service concession arrangements, primarily within Aviation, that was previously recorded as an operating expense but is now recorded as a reduction of revenues following the adoption of Topic 853.
Operating Expenses
Operating expenses increased by $32.4 million, or 0.8%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The increase was partially offset by the reclassification of $36.1 million of rent expense related to service concession arrangements to revenue, as noted above. Gross margin increased by 38 bps to 11.1% in the nine months ended July 31, 2019 from 10.7% in the nine months ended July 31, 2018. The increase in gross margin was primarily associated with improved margins within our U.S. B&I business and T&M, the impact of Topic 606 within our Technical Solutions business, and a lower self-insurance adjustment related to prior year claims.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $14.1 million, or 4.3%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The increase in selling, general and administrative expenses was primarily related to:

•	a $14.4 million increase in technology investments and related support;

•	the absence of a $7.0 million reimbursement of previously expensed legal settlement costs received in the prior year;

•	a $3.9 million reserve for an anticipated union pension settlement;

•	the absence of a $3.4 million benefit in the prior year resulting from actuarial evaluations performed on our medical and dental self-insurance plans; and

•	a $2.5 million reserve established for a non-recurring adjustment related to a client account.
Offsetting this increase was:

•	a $7.3 million decrease in compensation and related expenses; and

•	a $6.9 million decrease in legal settlement costs.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $14.0 million, or 62.2%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The decrease was due to restructuring expenses incurred in the prior year following the acquisition of GCA, primarily severance, partially offset by other restructuring expenses incurred in the current year.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the nine months ended July 31, 2019 and July 31, 2018 were 24.5% and (17.1)%, respectively. Our effective tax rate for the nine months ended July 31, 2019 was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations; a $1.4 million provision for reserves; a $1.3 million provision related to the Work Opportunity Tax Credit (“WOTC”); and a $1.1 million benefit from the vesting of share-based compensation awards. Our effective tax rate for the nine months ended July 31, 2018 was impacted by the following discrete items: a $21.5 million benefit related to the Tax Act enactment; a $4.1 million benefit from an expiring statute of limitations; a $3.1 million benefit from the vesting of share-based compensation awards; a $2.6 million benefit for energy efficient government buildings; and a $1.5 million provision for certain tax credits, including WOTC.
Interest Rate Swaps
During the nine months ended July 31, 2019, we recognized as a component of our comprehensive income a loss of $17.9 million related to our interest rate swaps, compared to a gain of $22.0 million during the nine months ended July 31, 2018, primarily due to underlying changes in the fair value of the interest rate swaps. Additionally, during the current period we amortized $3.1 million, net of taxes of $1.2 million, of the gain we realized in 2018 from the termination of our prior interest rate swaps, as compared to $0.9 million, net of taxes of $0.3 million, amortized during the 2018 period.
Foreign Currency Translation
Foreign currency translation loss increased by $0.9 million during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. This increase was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues
Business & Industry	$2,444.5	$2,446.0	$(1.5)	(0.1)%
Aviation	765.8	769.7	(3.9)	(0.5)%
Technology & Manufacturing	687.3	691.0	(3.7)	(0.5)%
Education	633.6	637.8	(4.2)	(0.7)%
Technical Solutions	417.7	360.3	57.4	15.9%
Elimination of inter-segment revenues	(98.3)	(111.4)	13.1	11.7%
	$4,850.6	$4,793.5	$57.1	1.2%
Operating profit (loss)
Business & Industry	$131.2	$114.8	$16.4	14.3%
Operating profit margin	5.4%	4.7%	68 bps
Aviation	17.2	20.6	(3.4)	(16.3)%
Operating profit margin	2.3%	2.7%	(42) bps
Technology & Manufacturing	54.4	49.8	4.6	9.2%
Operating profit margin	7.9%	7.2%	70 bps
Education	33.4	32.1	1.3	4.0%
Operating profit margin	5.3%	5.0%	24 bps
Technical Solutions	35.3	28.8	6.5	22.4%
Operating profit margin	8.4%	8.0%	45 bps
Government Services	(0.1)	(0.8)	0.7	91.5%
Operating profit margin	NM*	NM*	NM*
Corporate	(127.1)	(127.3)	0.2	0.2%
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.4)	(2.5)	0.1	4.9%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	0.1	(2.6)	2.7	NM*
	$142.1	$112.9	$29.2	25.9%

*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$2,444.5	$2,446.0	$(1.5)	(0.1)%
Operating profit	131.2	114.8	16.4	14.3%
Operating profit margin	5.4%	4.7%	68 bps
B&I revenues decreased slightly by $1.5 million during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The decrease was primarily attributable to the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts, and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business. The decrease was partially offset by organic growth, including the expansion of a contract that started in 2018 in our U.K. business and the targeted expansion of certain key clients within our U.S. business. Management reimbursement revenues for this segment totaled $211.2 million and $206.1 million for the nine months ended July 31, 2019 and 2018, respectively.

Operating profit increased by $16.4 million, or 14.3%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Operating profit margin increased by 68 bps to 5.4% in the nine months ended July 31, 2019 from 4.7% in the nine months ended July 31, 2018. The increase in operating profit margin was primarily associated with higher margins on certain accounts in our U.S. business, improvements in our labor management processes, and a decrease in unemployment taxes in certain states. This increase was partially offset by the absence of a non-recurring positive adjustment related to a client account in the prior year and a provision for the settlement of a union health and welfare benefits audit. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Nine Months Ended July 31,
($ in millions)	2019	2018	Decrease
Revenues	$765.8	$769.7	$(3.9)	(0.5)%
Operating profit	17.2	20.6	(3.4)	(16.3)%
Operating profit margin	2.3%	2.7%	(42) bps
Aviation revenues decreased by $3.9 million, or 0.5%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. During the nine months ended July 31, 2019, we reclassified $34.9 million of rent expense related to service concession arrangements that was previously recorded as an operating expense but is now recorded as a reduction of revenues following the adoption of Topic 853. The decrease in revenue was also attributable to the loss of certain passenger services, facility services, and cabin cleaning accounts and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business. This decrease was partially offset by organic growth, primarily new contract wins in our U.K. business, as well as the expansion of catering logistics accounts in our U.S. business. Management reimbursement revenues for this segment totaled $72.0 million and $76.9 million for the nine months ended July 31, 2019 and 2018, respectively.
Operating profit decreased by $3.4 million, or 16.3%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Operating profit margin decreased by 42 bps to 2.3% in the nine months ended July 31, 2019 from 2.7% in the nine months ended July 31, 2018. The decrease in operating profit margin was primarily attributable to operational issues on certain accounts, including higher labor costs due to a tight labor market. This decrease was partially offset by higher margins on certain new contracts, including contract wins in our U.K. business.

Technology & Manufacturing
	Nine Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$687.3	$691.0	$(3.7)	(0.5)%
Operating profit	54.4	49.8	4.6	9.2%
Operating profit margin	7.9%	7.2%	70 bps
T&M revenues decreased by $3.7 million, or 0.5%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The decrease was primarily related to the loss of certain accounts, partially offset by the expansion of existing accounts and new business.
Operating profit increased by $4.6 million, or 9.2%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Operating profit margin increased by 70 bps to 7.9% in the nine months ended July 31, 2019 from 7.2% in the nine months ended July 31, 2018. The increase in operating profit margin was primarily attributable to improved margins on certain accounts and the loss of a low margin account in the prior year, partially offset by specific reserves established for client receivables.

Education
	Nine Months Ended July 31,
($ in millions)	2019	2018	Increase / (Decrease)
Revenues	$633.6	$637.8	$(4.2)	(0.7)%
Operating profit	33.4	32.1	1.3	4.0%
Operating profit margin	5.3%	5.0%	24 bps
Education revenues decreased by $4.2 million, or 0.7%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The decrease was attributable to the loss of certain accounts, partially offset by new business, including the expansion of certain accounts that primarily occurred in the current year.
Operating profit increased by $1.3 million, or 4.0%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Operating profit margin increased by 24 bps to 5.3% in the nine months ended July 31, 2019 from 5.0% in the nine months ended July 31, 2018. The increase in operating profit margin was primarily attributable to the management of overhead and selling, general and administrative expenses due to the timing of certain synergies and lower reserves established for client receivables, including collections of previously written off receivables. The increase was partially offset by changes in contract mix due to the loss of certain accounts and an increase in direct labor and related personnel costs on certain accounts driven by a challenging labor environment.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2019	2018	Increase
Revenues	$417.7	$360.3	$57.4	15.9%
Operating profit	35.3	28.8	6.5	22.4%
Operating profit margin	8.4%	8.0%	45 bps
Technical Solutions revenues increased by $57.4 million, or 15.9%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. This increase was primarily attributable to growth in our U.S. business related to BES projects and power projects, partially offset by the contraction of certain accounts in our U.K. business and a negative impact from fluctuations in foreign currency exchange rates related to our U.K. business.
Operating profit increased by $6.5 million, or 22.4%, during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Operating profit margin increased by 45 bps to 8.4% in the nine months ended July 31, 2019 from 8.0% in the nine months ended July 31, 2018. The increase in operating profit margin was primarily attributable to the contribution of higher project revenues, lower sales commission expense in the current year due to the deferral of commissions following the adoption of Topic 606, and lower amortization expense following the impairment recognized in our U.K. business at the end of 2018. The increase was partially offset by a higher volume of lower margin power projects in our U.S. business in the current year compared to higher margin BES projects in the prior year, the loss of certain higher margin contracts in our U.K. business, and the absence of tax deductions taken in the prior year for energy efficient government buildings.

Corporate
	Nine Months Ended July 31,
($ in millions)	2019	2018	Decrease
Corporate expenses	$127.1	$127.3	$(0.2)	(0.2)%
Corporate expenses were relatively flat during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. The slight decrease in corporate expenses was related to:

•
a $14.0 million decrease in restructuring and related expenses as a result of restructuring expenses incurred in the prior year following the acquisition of GCA, partially offset by other restructuring expenses incurred in the current year;

•	an $8.0 million decrease in self-insurance reserve adjustments related to prior year claims as a result of actuarial reviews completed in the nine months ended July 31, 2019;

•	a $6.3 million decrease in legal settlement costs;

•	$2.1 million lower compensation and related expenses; and

•	the absence of $1.6 million of acquisition costs related to the GCA acquisition in the prior year.
Offsetting these decreases were:

•	a $14.4 million increase in technology investments and related support;

•	the absence of a $7.0 million reimbursement of previously expensed legal settlement costs received in the prior year;

•	a $3.9 million reserve for an anticipated union pension settlement;

•	the absence of a $3.4 million benefit in the prior year resulting from actuarial evaluations performed on our medical and dental self-insurance plans; and

•	a $2.5 million reserve established for a non-recurring adjustment related to a client account.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.

In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, and continued integration and restructuring costs following the GCA acquisition. We anticipate long-term cash uses will also include strategic acquisitions and share repurchases.

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
Our ability to draw down available capacity under the Credit Facility, as amended, is subject to, and limited by, compliance with certain financial covenants, which include a maximum leverage ratio of 4.00 to 1.0, which steps down to 3.50 to 1.0 by July 2021, and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At July 31, 2019, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three and nine months ended July 31, 2019, we made principal payments under the term loan of $10.0 million and $30.0 million, respectively. At July 31, 2019, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $932.1 million and $152.4 million, respectively. At July 31, 2019, we had up to $457.0 million of borrowing capacity under the Credit Facility; however, covenant restrictions limited our actual borrowing capacity to $261.5 million.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.

Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. Purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the nine months ended July 31, 2019. At July 31, 2019, authorization for $134.1 million of repurchases remained under our share repurchase program.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $114.0 million during the nine months ended July 31, 2019. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Nine Months Ended July 31,
(in millions)	2019	2018
Net cash provided by operating activities	$114.0	$207.4
Net cash used in investing activities	(44.1)	(36.3)
Net cash used in financing activities	(46.4)	(187.7)
Operating Activities
Net cash provided by operating activities decreased by $93.4 million during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. This decrease was primarily related to the timing of client receivable collections, including a one-time settlement payment received from a client in the prior year, and the absence of proceeds from the termination of our interest rate swaps in the prior year, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities increased by $7.8 million during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. This increase was primarily related to higher additions to property, plant and equipment in the current year and the absence of proceeds from the redemption of an auction rate security in the prior year.
Financing Activities
Net cash used in financing activities decreased by $141.3 million during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. This decrease was primarily related to higher repayments of our borrowings in the prior year.

Contingencies
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At July 31, 2019, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $12.1 million.
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
In July 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and Nos. 33-10231 and 33-10442, “Investment Company Reporting Modernization,” and Miscellaneous Updates.

This ASU codifies the SEC releases that clarify and improve the disclosure and presentation requirements of a variety of codification topics, thereby eliminating certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded.
Effective upon issuance, to be applied prospectively.
We adopted the amendments under the SEC releases in the second quarter of 2019, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. We now include a statement of changes in stockholders’ equity for interim periods; the eliminated or amended disclosures did not have a material impact on our consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.
This ASU provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option.
		This update will be adopted in conjunction with ASU 2016-13, as further described below.	We are currently evaluating the impact of implementing this guidance on our financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326: Financial Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments.
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

ASU 2016-02 improves transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2018-10 and ASU 2018-11 amend various aspects of Topic 842, including an additional transition method. ASU 2019-01, among other issues, addresses determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarifies interim period transition disclosure requirements.

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
There were no other changes in our internal control over financial reporting during the third quarter of 2019 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock. During the nine months ended July 31, 2019, there were no share repurchases. At July 31, 2019, authorization for $134.1 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates filed herewith

‡	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 6, 2019	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 6, 2019	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)