Form 10-Q
period 2020-01-31
ABM INDUSTRIES INC /DE/
filed 2020-03-05
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 3, 2020: 66,630,814

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
•Our success depends on our ability to gain profitable business despite competitive market pressures.
•Our business success depends on our ability to attract and retain qualified personnel and senior management and to manage labor costs.
•Our ability to preserve long-term client relationships is essential to our continued success.
•Changes to our businesses, operating structure, financial reporting structure, or personnel relating to the implementation of strategic transformations, enhanced business processes, and technology initiatives may not have the desired effects on our financial condition and results of operations.
•Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
•We manage our insurable risks through a combination of third-party purchased policies and self-insurance, and we retain a substantial portion of the risk associated with expected losses under these programs, which exposes us to volatility associated with those risks, including the possibility that adjustments to our ultimate insurance loss reserves could result in material charges against our earnings.
•Our risk management and safety programs may not have the intended effect of reducing our liability for personal injury or property loss.
•Our international business involves risks different from those we face in the United States that could have an effect on our results of operations and financial condition.
•Our use of subcontractors or joint venture partners to perform work under customer contracts exposes us to liability and financial risk.
•We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers or clients, or other compromises of our data that could adversely affect our business.
•Unfavorable developments in our class and representative actions and other lawsuits alleging various claims could cause us to incur substantial liabilities.
•A significant number of our employees are covered by collective bargaining agreements that could expose us to potential liabilities in relationship to our participation in multiemployer pension plans, requirements to make contributions to other benefit plans, and the potential for strikes, work slowdowns or similar activities, and union organizing drives.
•Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
•Changes in general economic conditions, such as changes in energy prices, government regulations, or consumer preferences, could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
•Future increases in the level of our borrowings or in interest rates could affect our results of operations.
•Impairment of goodwill and long-lived assets could have a material adverse effect on our financial condition and results of operations.
•If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be negatively impacted, which could harm our operating results and investor perceptions of our Company and as a result may have a material adverse effect on the value of our common stock.
•Our business may be negatively impacted by adverse weather conditions.
•Catastrophic events, disasters, and terrorist attacks could disrupt our services.
•Actions of activist investors could disrupt our business.

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2019 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2020	October 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$69.8	$58.5
Trade accounts receivable, net of allowances of $25.2 and $22.4 at January 31, 2020 and October 31, 2019, respectively	1,000.7	1,013.2
Costs incurred in excess of amounts billed	79.6	72.6
Prepaid expenses	75.3	75.7
Other current assets	59.5	55.5
Total current assets	1,284.9	1,275.4
Other investments	9.9	14.0
Property, plant and equipment, net of accumulated depreciation of $210.4 and $199.5 at January 31, 2020 and October 31, 2019, respectively	146.7	150.3
Right-of-use assets	163.4	—
Other intangible assets, net of accumulated amortization of $321.8 and $309.0 at January 31, 2020 and October 31, 2019, respectively	284.6	297.2
Goodwill	1,836.1	1,835.4
Other noncurrent assets	121.4	120.3
Total assets	$3,847.1	$3,692.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$72.3	$57.2
Trade accounts payable	242.6	280.7
Accrued compensation	144.7	189.3
Accrued taxes—other than income	65.2	63.6
Insurance claims	150.2	149.8
Income taxes payable	6.6	3.5
Current portion of lease liabilities	36.0	—
Other accrued liabilities	153.5	158.2
Total current liabilities	871.1	902.4
Long-term debt, net	786.3	744.2
Long-term lease liabilities	150.0	—
Deferred income tax liability, net	46.4	47.7
Noncurrent insurance claims	363.8	365.2
Other noncurrent liabilities	58.1	78.8
Noncurrent income taxes payable	11.6	12.2
Total liabilities	2,287.4	2,150.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,753,004 and 66,571,427 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively	0.7	0.7
Additional paid-in capital	711.8	708.9
Accumulated other comprehensive loss, net of taxes	(24.3)	(23.9)
Retained earnings	871.6	856.3
Total stockholders’ equity	1,559.7	1,542.0
Total liabilities and stockholders’ equity	$3,847.1	$3,692.6

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2020	2019
Revenues	$1,612.9	$1,607.9
Operating expenses	1,433.7	1,446.0
Selling, general and administrative expenses	117.6	112.7
Restructuring and related expenses	3.1	3.8
Amortization of intangible assets	12.6	15.2
Operating profit	45.8	30.3
Income from unconsolidated affiliates	0.9	0.9
Interest expense	(10.2)	(13.5)
Income from continuing operations before income taxes	36.5	17.8
Income tax provision	(8.6)	(4.7)
Income from continuing operations	27.9	13.0
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)
Net income	28.0	13.0
Other comprehensive income (loss)
Interest rate swaps	(1.1)	(8.7)
Foreign currency translation	0.4	3.1
Income tax benefit	0.3	2.4
Comprehensive income	$27.6	$9.7
Net income per common share — Basic
Income from continuing operations	$0.42	$0.20
Income from discontinued operations	—	—
Net income	$0.42	$0.20
Net income per common share — Diluted
Income from continuing operations	$0.41	$0.20
Income from discontinued operations	—	—
Net income	$0.42	$0.19
Weighted-average common and common equivalent shares outstanding
Basic	66.9	66.4
Diluted	67.2	66.7

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2020		2019
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.6	$0.7	66.0	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.2	—	0.2	—
Balance, end of period	66.8	0.7	66.2	0.7
Additional Paid-in Capital
Balance, beginning of period		708.9		691.8
Taxes withheld under employee stock purchase and share-based compensation plans, net		(2.0)		(2.2)
Share-based compensation expense		4.9		4.5
Balance, end of period		711.8		694.1
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(23.9)		(9.0)
Other comprehensive loss		(0.4)		(3.2)
Balance, end of period		(24.3)		(12.2)
Retained Earnings
Balance, beginning of period		856.3		771.2
Net income		28.0		13.0
Dividends
Common stock ($0.185 and $0.180 per share)		(12.3)		(11.9)
Stock issued under share-based compensation plans		(0.4)		(0.1)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09		—		6.5
Balance, end of period		871.6		778.6
Total Stockholders’ Equity		$1,559.7		$1,461.1

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2020	2019
Cash flows from operating activities
Net income	$28.0	$13.0
(Income) loss from discontinued operations, net of taxes	(0.1)	0.1
Income from continuing operations	27.9	13.0
Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations
Depreciation and amortization	24.4	26.7
Deferred income taxes	(1.0)	(8.7)
Share-based compensation expense	4.9	4.5
Provision for bad debt	2.4	3.0
Discount accretion on insurance claims	—	0.2
Loss on sale of assets	0.3	—
Income from unconsolidated affiliates	(0.9)	(0.9)
Distributions from unconsolidated affiliates	—	1.7
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	3.0	(68.2)
Prepaid expenses and other current assets	(8.5)	(8.2)
Right-of-use assets	4.1	—
Other noncurrent assets	(1.6)	—
Trade accounts payable and other accrued liabilities	(88.9)	(32.5)
Long-term lease liabilities	(4.2)	—
Insurance claims	(1.0)	11.1
Income taxes payable	7.6	13.1
Other noncurrent liabilities	(2.8)	5.9
Total adjustments	(62.3)	(52.3)
Net cash used in operating activities of continuing operations	(34.5)	(39.3)
Net cash provided by (used in) operating activities of discontinued operations	0.2	(0.1)
Net cash used in operating activities	(34.3)	(39.3)
Cash flows from investing activities
Additions to property, plant and equipment	(11.5)	(11.6)
Proceeds from sale of assets	4.2	0.2
Proceeds from redemption of auction rate security	5.0	—
Net cash used in investing activities	(2.3)	(11.4)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(2.4)	(2.3)
Dividends paid	(12.3)	(11.9)
Borrowings from credit facility	425.0	357.6
Repayment of borrowings from credit facility	(368.6)	(309.6)
Changes in book cash overdrafts	6.4	7.2
Financing of energy savings performance contracts	1.1	1.7
Repayment of finance leases	(0.8)	(0.8)
Net cash provided by financing activities	48.4	42.0
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3
Net increase (decrease) in cash and cash equivalents	11.4	(8.5)
Cash and cash equivalents at beginning of year	58.5	39.1
Cash and cash equivalents at end of period	$69.8	$30.6

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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2019 (“Annual Report”). Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Prior Year Reclassifications
During the third quarter of 2019, we made changes to our operating structure to better align the services and expertise of our Healthcare business with our other industry groups, allowing us to leverage our existing branch network to support the long-term growth of this business. As a result, our former Healthcare portfolio is now included primarily in our Business & Industry segment. Our prior period segment data in Note 12, “Segment Information,” has been reclassified to conform with our current period presentation. This change had no impact on our previously reported consolidated financial statements.
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

Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended January 31,
(in millions)	2020	2019
Business & Industry	$73.7	$71.0
Aviation	25.9	24.2
Total	$99.6	$95.2
Recently Adopted Accounting Standards
Our significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended January 31, 2020, other than as described below.
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Since the release of ASU 2016-02, the FASB issued the following additional ASUs further updating Topic 842:
•In January 2018, ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842
•In July 2018, ASU 2018-10, Codification Improvements to Topic 842
•In July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements
•In March 2019, ASU 2019-01, Leases (Topic 842): Codification Improvements

Topic 842 replaces existing lease accounting guidance and is intended to provide enhanced transparency and comparability by requiring lessees to record most leases on the balance sheet. Under Topic 842, lessees are required to record on the balance sheet right-of-use (“ROU”) assets (the right to use an underlying asset for the lease term) and the corresponding lease liabilities (the obligation to make lease payments arising from the lease). The new guidance requires us to continue classifying leases as either operating or financing, with classification affecting the pattern of expense recognition in the statements of comprehensive income. In addition, the new standard requires enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements.
We adopted Topic 842 on November 1, 2019 on a modified retrospective basis using the optional transition method permitted under ASU 2018-11 and have used this effective date as the initial application date. Comparative prior period financial statements have not been restated and continue to be reported under the accounting standards in effect for those prior periods presented.
Upon adoption, we elected the package of transition practical expedients that allowed us to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, we elected the practical expedient of not separating lease components from non-lease components for all asset classes. We also made an accounting policy election to not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in the consolidated statements of comprehensive income on a straight-line basis over the lease term. We did not elect the use of hindsight for determining the reasonably certain lease term.
The adoption of Topic 842 had a significant impact on our unaudited Consolidated Balance Sheet, but did not have a significant impact on our unaudited Consolidated Statement of Comprehensive Income, our unaudited Consolidated Statement of Stockholders' Equity, our unaudited Consolidated Statement of Cash Flows, our liquidity, or our compliance with the various covenants contained within our credit facility, as further described in Note 9, “Credit Facility.” The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 4, “Leases,” for additional information on our lease arrangements.
The impact of adoption of Topic 842 on our unaudited Consolidated Balance Sheet was as follows:

(in millions)	Balance at October 31, 2019	Adjustments Due to Adoption of Topic 842	Balance at November 1, 2019
ASSETS
Right-of-use assets(1)	$—	$167.5	$167.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of lease liabilities(2)	$—	$36.3	$36.3
Other accrued liabilities(3)	158.2	(3.0)	155.2
Long-term lease liabilities(4)	—	154.2	154.2
Other noncurrent liabilities(5)	78.8	(20.0)	58.8
(1) Represents capitalization of operating lease assets and reclassification of prepaid rent, deferred rent, lease exit impairment liabilities, and lease incentives and tenant improvements on operating leases.
(2) Represents the recognition of short-term operating lease liabilities.
(3) Represents short-term deferred rent reclassified to ROU assets.
(4) Represents the recognition of long-term operating lease liabilities.
(5) Represents long-term deferred rent, lease incentives and tenant improvements, and lease exit impairment liabilities reclassified to ROU assets.
No recently issued accounting pronouncements that we have not yet adopted are expected to have a significant impact on our fiscal 2021 consolidated financial statements.

3. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, as further explained below. The type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Aviation, Technology and Manufacturing (“T&M”), Education, and Technical Solutions, as described in Note 12, “Segment Information.”

	Three Months Ended January 31, 2020
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$593.5	$34.6	$185.6	$186.2	$—	$1,000.0
Parking(2)	125.9	84.9	8.1	0.7	—	219.6
Facility Services(3)	101.4	11.7	40.2	21.0	—	174.3
Building & Energy Solutions(4)	—	—	—	—	142.0	142.0
Airline Services(5)	0.1	107.5	—	—	—	107.6
	$820.9	$238.7	$233.9	$208.0	$142.0	$1,643.6
Elimination of inter-segment revenues						(30.6)
Total						$1,612.9

	Three Months Ended January 31, 2019
(in millions)	B&I	Aviation	T&M	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$584.0	$31.1	$187.2	$187.5	$—	$989.8
Parking(2)	128.1	85.8	7.4	0.8	—	222.1
Facility Services(3)	116.6	18.0	41.4	20.7	—	196.7
Building & Energy Solutions(4)	—	—	—	—	116.1	116.1
Airline Services(5)	0.2	117.5	—	—	—	117.7
	$828.8	$252.4	$236.1	$208.9	$116.1	$1,642.3
Elimination of inter-segment revenues						(34.4)
Total						$1,607.9
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
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. These arrangements are structured as management reimbursement, leased location, and allowance contracts. Certain of these arrangements are considered service concession agreements and are accounted for under the guidance of Topic 853; accordingly, rent expense related to these arrangements is recorded as a reduction of the related parking service revenues.
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
Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report.
Certain arrangements involve variable consideration (primarily per transaction fees, reimbursable expenses, and sales-based royalties). We do not estimate the variable consideration for these arrangements; rather, we recognize these variable fees as they are earned.
The majority of our contracts include performance obligations that are primarily satisfied over time as we provide the related services; these contract types include: monthly fixed-price; square-foot; cost-plus; tag services; transaction-price; hourly; management reimbursement; leased location; allowance; energy savings contracts; and fixed-price repair and refurbishment contracts, as well as our franchise and royalty fee arrangements. We recognize revenue as the services are performed using a measure of progress that is determined by the contract type. Generally, most of our contracts are cancelable by either party without a substantive penalty, and the majority have a notification period of 30 to 60 days.
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
Remaining Performance Obligations
At January 31, 2020, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $178.4 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Contract assets primarily consist of billed trade receivables, unbilled trade receivables, and costs incurred in excess of amounts billed. Billed and unbilled trade receivables represent amounts from work completed in which we have an unconditional right to bill our customer. Costs incurred in excess of amounts billed typically arise when the revenue recognized on a project exceeds the amount billed to the customer. These amounts are transferred to billed trade receivables when the rights become unconditional. Contract assets also include the capitalization of incremental costs of obtaining a contract with a customer, primarily commissions. Commissions expense is recognized on a straight-line basis over a weighted average expected customer relationship period.
Contract liabilities consist of deferred revenue and advance payments and billings in excess of revenue recognized. We generally classify contract liabilities as current since the related contracts are generally for a period of one year or less. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation.

The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2020	October 31, 2019
Contract assets
Billed trade receivables(1)	$962.5	$978.7
Unbilled trade receivables(1)	63.4	56.9
Costs incurred in excess of amounts billed(2)	79.6	72.6
Capitalized commissions(3)	21.6	21.8
(1) Included in trade accounts receivable, net, on the consolidated balance sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) The increase is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the consolidated balance sheets. During the three months ended January 31, 2020, we capitalized $3.5 million of new costs and amortized $3.7 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2020
Contract liabilities(1)
Balance at beginning of period	$38.0
Additional contract liabilities	73.5
Recognition of deferred revenue	(74.6)
Balance at end of period	$36.9
(1) Included in other accrued liabilities on the consolidated balance sheets.

4. LEASES

We primarily lease office space, parking facilities, warehouses, vehicles, and equipment. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities. Our incremental borrowing rate as of November 1, 2019 was utilized for the initial measurement of operating lease liabilities upon adoption of Topic 842, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” and for new leases entered into during the quarter ended January 31, 2020.
Our lease terms range from 1 to 30 years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. We typically include options to extend the lease in a lease term when it is reasonably certain that we will exercise that option and when doing so is at our sole discretion. Certain equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease to third parties certain real estate assets that we no longer use.
Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. Prior to November 1, 2019, we recognized lease expense related to operating leases on a straight-line basis over the terms of the leases and, accordingly, recorded the difference between cash rent payments and recognition of rent expense as a deferred rent liability or prepaid rent. Landlord-funded leasehold improvements were also recorded as deferred rent liabilities and were amortized as a reduction of rent expense over the noncancelable term of the related operating lease. The ROU assets recognized upon adoption of Topic 842 include cumulative prepaid or accrued rent on the adoption date, unamortized lease incentives, and unamortized initial direct costs initially recognized prior to adoption of Topic 842. Following adoption of Topic 842, ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts.
Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. Certain of our parking arrangements also contain variable rent payments that are a percentage of parking services revenue based on contractual levels. Variable rent lease components are not included in the lease liability.
Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Lease costs associated with these arrangements are recorded as a reduction of revenues. See Note 3, “Revenues,” for further discussion.

The components of lease assets and liabilities and their classification on our unaudited Consolidated Balance Sheets as of January 31, 2020 were as follows:

		Balance at
(in millions)	Classification	January 31, 2020
Lease assets
Operating leases	Right-of-use assets	$163.4
Finance leases	Property, plant and equipment, net(1)	9.1
Total lease assets		$172.5

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$36.0
Finance leases	Other accrued liabilities	4.5
Noncurrent liabilities
Operating leases	Long-term lease liabilities	150.0
Finance leases	Other noncurrent liabilities	2.2
Total lease liabilities		$192.7
(1) Finance lease assets are recorded net of accumulated amortization of $11.1 million as of January 31, 2020.

Total lease costs for the three months ended January 31, 2020 was $27.8 million, including operating leases of $26.6 million and finance leases of $1.2 million. The components of lease costs and classification within the unaudited Consolidated Statements of Comprehensive Income were as follows:

Three Months Ended
(in millions)	January 31, 2020
Operating lease costs:
Operating expenses(1)(2)	$21.0
Selling, general and administrative expenses(3)	5.6
Finance lease costs:
Operating expenses(4)	1.1
Interest expense(5)	0.1
Total lease costs	$27.8
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.
The following table presents information on short-term and variable lease costs:

Three Months Ended
(in millions)	January 31, 2020
Short-term lease costs	$14.5
Variable lease costs	2.0
Total short-term and variable lease costs	$16.5

Sublease income generated during the three months ended January 31, 2020 was immaterial.

The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Consolidated Balance Sheets as of January 31, 2020 are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Remainder of fiscal 2020	$32.6	$2.6	$35.2
Fiscal 2021	38.9	2.9	41.8
Fiscal 2022	32.9	1.5	34.4
Fiscal 2023	27.8	0.8	28.6
Fiscal 2024	22.7	—	22.7
Thereafter	58.3	—	58.3
Total lease payments	213.2	7.8	221.0
Less: imputed interest	27.2	1.1	28.3
Present value of lease liabilities	$186.0	$6.7	$192.7
Future sublease rental income was excluded for the periods shown above, as the amounts are immaterial.
We have entered into operating lease arrangements as of January 31, 2020 that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

As of
January 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.4
Finance leases	2.6
Weighted-average discount rate
Operating leases	4.05%
Finance leases	4.38%
The following table includes supplemental cash and non-cash information related to operating leases:

Three Months Ended
(in millions)	January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11.4
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.8
Lease assets obtained in exchange for new operating lease liabilities(1)	5.2
(1) Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

As previously disclosed in our Annual Report, the amounts of minimum future commitments under non-cancelable operating and capital leases as of October 31, 2019 in accordance with Topic 840 were as follows:

(in millions)	Operating and Other(1)	Capital	Total
Fiscal 2020	$42.8	$3.1	$45.9
Fiscal 2021	35.5	2.5	38.0
Fiscal 2022	30.3	1.3	31.6
Fiscal 2023	25.6	0.6	26.2
Fiscal 2024	20.5	—	20.5
Thereafter	51.8	—	51.8
Total(2)	$206.5	$7.5	$214.0
(1) Includes total estimated sublease rental income of $15.8 million.
(2) Total undiscounted future minimum payments.
5. RESTRUCTURING AND RELATED COSTS

We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. These activities may result in restructuring costs related to employee severance, other project fees, external support fees, lease exit costs, and asset impairment charges. Recently, our significant restructuring activities have been primarily associated with integrating our acquisition of GCA Services Group (“GCA”) and implementing our 2020 Vision initiative, as described below.
GCA Restructuring and Other Initiatives
During the first quarter of 2018, we initiated a restructuring program to achieve cost synergies following the acquisition of GCA. We incurred the majority of our severance expense associated with this restructuring program in the first half of 2018. During 2019, our restructuring activities primarily related to the continued integration of GCA and other initiatives, including standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, such as our human resources information systems, enterprise resource planning system, and labor management system. We also continued consolidating our real estate leases. Severance and other expenses associated with our Healthcare reorganization during 2019 were immaterial. As we continue our technology-based modernization efforts, including standardizing our financial systems, we expect to incur additional charges related to these initiatives in 2020.
2020 Vision Restructuring
During the fourth quarter of 2015, we initiated a restructuring plan as part of a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). These actions were substantially completed by the end of fiscal 2019 at a cumulative cost of $66.5 million.
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2019	Costs Recognized(1)	Payments	Non-Cash Items	Balance, January 31, 2020
Employee severance	$3.0	$0.2	$(1.0)	$—	$2.2
Other project fees	0.7	3.0	(2.6)	(0.2)	1.0
Lease exit costs and asset impairment	2.7	—	(0.2)	(2.2)	0.4
External support fees	0.5	—	(0.5)	—	—
Total	$7.0	$3.1	$(4.3)	$(2.3)	$3.5
(1) We include these costs within corporate expenses.

Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA and Other	$3.5	$18.2	$15.4	$0.7	$—	$37.7
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$33.4	$31.2	$26.0	$8.4	$5.2	$104.2

6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2020	2019
Income from continuing operations	$27.9	$13.0
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)
Net income	$28.0	$13.0

Weighted-average common and common equivalent shares outstanding — Basic	66.9	66.4
Effect of dilutive securities
Restricted stock units	0.1	0.1
Stock options	0.1	0.1
Performance shares	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	67.2	66.7

Net income per common share — Basic
Income from continuing operations	$0.42	$0.20
Income from discontinued operations	—	—
Net income	$0.42	$0.20

Net income per common share — Diluted
Income from continuing operations	$0.41	$0.20
Income from discontinued operations	—	—
Net income	$0.42	$0.19
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2020	2019
Anti-dilutive	0.2	0.4

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2020	October 31, 2019
Cash and cash equivalents(1)	1	$69.8	$58.5
Insurance deposits(2)	1	0.8	0.8
Assets held in funded deferred compensation plan(3)	1	2.5	2.5
Credit facility(4)	2	864.8	808.4
Interest rate swap liabilities(5)	2	14.1	14.6
Investments in auction rate securities(6)	3	—	5.0

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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At January 31, 2020 and October 31, 2019, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited consolidated balance sheets. See Note 9, “Credit Facility,” for further information.
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
At October 31, 2019 we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that was included in “Other investments” on the accompanying unaudited consolidated balance sheets. During the first quarter of 2020, this auction rate security was called by the issuer, and we received proceeds for the fair value of this debt instrument of $5.0 million. There were no unrealized gains or losses on this auction rate security included in accumulated other comprehensive income (“AOCI”). At January 31, 2020 we had no investments in auction rate securities.
During the three months ended January 31, 2020, we had no transfers of assets or liabilities between any of the above hierarchy levels.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis. These assets can include: goodwill; intangible assets; property, plant and equipment; lease-related ROU assets; and long-lived assets that have been reduced to fair value when they are held for sale. If certain triggering events occur, or if an annual impairment test is required, we would evaluate these non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, using primarily unobservable Level 3 inputs.

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
We maintain our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial reviews are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
Actuarial Review Performed During the First Quarter of 2020
We review our self-insurance liabilities on a regular basis and adjust our accruals accordingly. Actual claims activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates used in our reserve liability calculations, we adjust our self-insurance rates and reserves for future periods and, if appropriate, adjust our reserves for claims incurred in prior accounting periods.
During the first quarter of 2020, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that evaluated all changes made to claims reserves and claims payment activity for the period of May 1, 2019 through October 31, 2019 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, at January 31, 2020 we decreased our total reserves for prior periods by $6.6 million. This adjustment compares to a $5.0 million increase to prior year claims during the three months ended January 31, 2019. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity

(in millions)	January 31, 2020	October 31, 2019
Insurance claim reserves, excluding medical and dental	$507.2	$507.8
Medical and dental claim reserves	6.8	7.2
Insurance recoverables	64.5	64.5
At January 31, 2020 and October 31, 2019, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited consolidated balance sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2020	October 31, 2019
Standby letters of credit	$144.0	$141.0
Surety bonds	87.8	90.8
Restricted insurance deposits	0.8	0.8
Total	$232.6	$232.6

9. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the line of credit was reduced to $800.0 million on September 1, 2018. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions.
Borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our leverage ratio. The spread ranges from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At January 31, 2020, the weighted average interest rate on our outstanding borrowings was 3.53%. We also pay a commitment fee, based on our leverage ratio, ranging from 0.200% to 0.350% on the average daily unused portion of the line of credit that is paid quarterly in arrears. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Credit Facility, as amended, contains certain covenants, including a current maximum leverage ratio of 4.00 to 1.0 that steps down by 25 basis points annually each July to 3.50 to 1.0 by July 2021 and a minimum fixed charge coverage ratio of 1.50 to 1.0, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Credit Facility, we may elect to increase the leverage ratio to 3.75 to 1.0 for a total of four fiscal quarters, provided the leverage ratio had already been reduced to 3.50 to 1.0. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2020, we were in compliance with these covenants.
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
Credit Facility Information

(in millions)	January 31, 2020	October 31, 2019
Current portion of long-term debt
Gross term loan	$75.0	$60.0
Unamortized deferred financing costs	(2.7)	(2.8)
Current portion of term loan	$72.3	$57.2

Long-term debt
Gross term loan	$650.0	$680.0
Unamortized deferred financing costs	(3.5)	(4.1)
Total noncurrent portion of term loan	646.5	675.9
Line of credit(1)(2)	139.8	68.4
Long-term debt	$786.3	$744.2
(1) Standby letters of credit amounted to $153.5 million at January 31, 2020.
(2) At January 31, 2020, we had borrowing capacity of $499.9 million; however, covenant restrictions limited our borrowing capacity to $353.2 million.

Term Loan Maturities
During the three months ended January 31, 2020, we made principal payments under the term loan of $15.0 million. As of January 31, 2020, the following principal payments are required under the term loan.

(in millions)	2020	2021	2022
Debt maturities	$45.0	$120.0	$560.0
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
At January 31, 2020 and October 31, 2019, amounts recorded in AOCI for interest rate swaps were $1.4 million, net of taxes of $0.9 million, and $2.2 million, net of taxes of $1.2 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three months ended January 31, 2020, we amortized $1.2 million, net of taxes of $0.4 million, of that gain and we amortized $1.0 million, net of taxes of $0.4 million, during the three months ended January 31, 2019. At January 31, 2020, the total amount expected to be reclassified from AOCI to earnings during the next twelve months is a net loss of $0.2 million (taxes are de minimis).

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2020, these letters of credit and surety bonds totaled $153.5 million and $596.3 million, respectively. Included in the total amount of surety bonds is $2.3 million of bonds with an effective date starting after January 31, 2020.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2020, total guarantees were $186.0 million and extend through 2038. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2020, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $7.0 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $9 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Certain Legal Proceedings
In determining whether to include any particular lawsuit or other proceeding in our disclosure below, we consider both quantitative and qualitative factors. These factors include, but are not limited to: the amount of damages and the nature of any other relief sought in the proceeding; if such damages and other relief are specified, our view of the merits of the claims; whether the action is or purports to be a class action, and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; and the potential impact of the proceeding on our reputation.
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
On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on alleged previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the trial court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. On October 17, 2019, the plaintiffs filed a motion asking the trial court to certify additional classes based on an alleged failure to maintain time records, an alleged failure to provide accurate wage statements, and an alleged practice of combining meal and rest breaks. The trial court denied the plaintiffs’ motion to certify additional classes on December 26, 2019. The case was re-assigned to a new judge on January 6, 2020. Since that time, Plaintiffs have filed discovery and sanctions motions, and ABM has filed summary adjudication motions, which are pending. The class action claims accruing prior to April 30, 2013 are set for trial on October 26, 2020. Prior to trial, we will have the opportunity to, among other things, seek decertification of the classes or engage in further mediation if we deem such actions appropriate. We expect to engage in one or more such activities in upcoming quarters.

11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2020 and 2019, we had effective tax rates of 23.6% and 26.4%, respectively, resulting in provisions for taxes of $8.6 million and $4.7 million, respectively. There were no significant discrete items that impacted our effective tax rate during either period.
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
12. SEGMENT INFORMATION

Our current reportable segments consist of B&I, Aviation, T&M, Education, and Technical Solutions, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to the reorganization of our Healthcare business into our other industry groups, primarily B&I, during the third quarter of 2019.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities services, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
T&M	T&M provides janitorial, facilities services, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2020	2019
Revenues
Business & Industry	$820.9	$828.8
Aviation	238.7	252.4
Technology & Manufacturing	233.9	236.1
Education	208.0	208.9
Technical Solutions	142.0	116.1
Elimination of inter-segment revenues	(30.6)	(34.4)
	$1,612.9	$1,607.9
Operating profit (loss)
Business & Industry	$38.2	$36.8
Aviation	5.6	3.9
Technology & Manufacturing	16.7	18.2
Education	11.2	10.3
Technical Solutions	8.3	6.8
Corporate	(33.3)	(44.7)
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.9)	(0.9)
	45.8	30.3
Income from unconsolidated affiliates	0.9	0.9
Interest expense	(10.2)	(13.5)
Income from continuing operations before income taxes	$36.5	$17.8
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM Industries Incorporated and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes (“Financial Statements”) and our Annual Report on Form 10-K for the year ended October 31, 2019 (“Annual Report”), which has been filed with the Securities and Exchange Commission (“SEC”). This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal years, which end on October 31.
Business Overview

ABM is a leading provider of integrated facility services, customized by industry, with a mission to make a difference, every person, every day.
Strategic Priorities
Strategic Growth
We remain focused on long-term, profitable growth related to both new and existing clients within our industry groups and across our many service lines. We believe operational leverage from our strategic growth initiatives, coupled with our continued focus on efficiency, will increase profitability.
Systems and Technology Transformation
We continue our technology-based modernization efforts that we believe will enable us to operate more efficiently and provide us with greater data to enhance our business management capabilities.
•Human Resources and Labor Management: We continue furthering our use of technology to help centralize and standardize key human resources practices, such as hiring, and to help enable our operators to manage labor more efficiently by making more informed, data-driven decisions.
•Enterprise Resource Planning: We continue to make progress with the multi-phased development of our new enterprise resource planning (“ERP”) system, which we anticipate will streamline the operational and financial execution of our business and promote more effective decision making in the future.
We believe these new tools and systems will equip us for long-term success and position us for an even stronger and more prosperous future.
Developments and Trends

Economic Labor Outlook
While uncertainty regarding the global macroeconomy currently exists in 2020, the U.S. economy has demonstrated positive underlying fundamentals over the last several years, which has led to historically low levels of both unemployment and underemployment across the country. These factors have contributed to the lower availability of qualified labor for our business and higher turnover in certain markets, as our employees have more job opportunities both inside and outside our industry. This in turn has caused, and may continue to cause, higher labor and related personnel costs.

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
GCA Restructuring and Other Initiatives
As we continue our technology-based modernization efforts, including standardizing our financial systems, we expect to incur additional charges related to these initiatives in 2020. During 2019, our restructuring activities primarily related to the continued integration of GCA Services Group (“GCA”) and other initiatives, including standardizing our financial systems and streamlining our operations by migrating and upgrading several key management platforms, such as our human resources information systems, ERP system, and labor management system. We also continued consolidating our real estate leases. Severance and other expenses associated with our Healthcare reorganization during 2019 were immaterial.

	Three Months Ended
(in millions)	January 31, 2020	Cumulative
Employee severance	$0.2	$18.2
Other project fees	3.0	15.4
External support fees	—	3.5
Lease exit costs	—	0.7
Total	$3.1	$37.7
Segment Reporting
Our current reportable segments consist of Business & Industry (“B&I”), Aviation, Technology & Manufacturing (“T&M”), Education, and Technical Solutions, as further described below. During the third quarter of 2019, we made changes to our operating structure to better align the services and expertise of our Healthcare business with our other industry groups, allowing us to leverage our existing branch network to support the long-term growth of this business. As a result, our former Healthcare portfolio is now included primarily in our Business & Industry segment. Our prior period segment data has been reclassified to conform with our current period presentation. This change had no impact on our previously reported consolidated financial statements.

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
During the first quarter of 2020, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that evaluated all changes made to claims reserves and claims payment activity for the period of May 1, 2019 through October 31, 2019 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
This Actuarial Review again demonstrates that the changes we have made to our risk management program are positively impacting the frequency and severity of claims; however, there is some flattening of claims frequency reductions as compared to prior periods. The claims management strategies and programs that we have implemented have resulted in better than anticipated improvements in early identification of certain claims that may potentially develop adversely. Furthermore, we continue to focus on ensuring the establishment of reserves consistent with known fact patterns. The Actuarial Review indicated favorable developments relative to our estimates of ultimate losses related to certain prior claims years.
Based on the results of the Actuarial Review, at January 31, 2020 we decreased our total reserves for prior periods by $6.6 million. This adjustment compares to a $5.0 million increase to prior year claims during the three months ended January 31, 2019. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Key Financial Highlights
•Revenues increased by $5.0 million, or 0.3%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, due to organic growth, primarily in our U.S. Technical Solutions business, partially offset by the loss of certain accounts in our Aviation business, our U.S. B&I business, and our U.K. Technical Solutions business.
•Operating profit increased by $15.5 million, or 51.2%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The increase in operating profit was primarily associated with a lower self-insurance reserve adjustment related to prior year claims and improved margins within our Aviation and U.S. B&I businesses.
•Our effective tax rate on income from continuing operations was 23.6% for the three months ended January 31, 2020, as compared to 26.4% during the three months ended January 31, 2019.
•Net cash used in operating activities was $34.3 million during the three months ended January 31, 2020. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter. We expect operating activities of continuing operations to provide positive cash flows for 2020.
•Dividends of $12.3 million were paid to shareholders, and dividends totaling $0.185 per common share were declared during the three months ended January 31, 2020.
•At January 31, 2020, total outstanding borrowings under our credit facility were $864.8 million, and we had up to $499.9 million of borrowing capacity under our credit facility; however, covenant restrictions limited our actual borrowing capacity to $353.2 million.

Results of Operations

Three Months Ended January 31, 2020 Compared with the Three Months Ended January 31, 2019
Consolidated

	Three Months Ended January 31,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$1,612.9	$1,607.9	$5.0	0.3%
Operating expenses	1,433.7	1,446.0	(12.3)	(0.8)%
Gross margin	11.1%	10.1%	104 bps
Selling, general and administrative expenses	117.6	112.7	4.9	4.4%
Restructuring and related expenses	3.1	3.8	(0.7)	(16.6)%
Amortization of intangible assets	12.6	15.2	(2.6)	(17.0)%
Operating profit	45.8	30.3	15.5	51.2%
Income from unconsolidated affiliates	0.9	0.9	—	(1.9)%
Interest expense	(10.2)	(13.5)	(3.3)	(24.2)%
Income from continuing operations before income taxes	36.5	17.8	18.7	NM*
Income tax provision	(8.6)	(4.7)	3.9	82.4%
Income from continuing operations	27.9	13.0	14.9	NM*
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)	0.2	NM*
Net income	28.0	13.0	15.0	NM*
Other comprehensive income (loss)
Interest rate swaps	(1.1)	(8.7)	7.6	87.0%
Foreign currency translation	0.4	3.1	(2.7)	(87.2)%
Income tax benefit	0.3	2.4	(2.1)	(86.7)%
Comprehensive income	$27.6	$9.7	$17.9	NM*
*Not meaningful
Revenues
Revenues increased by $5.0 million, or 0.3%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This increase was due to organic growth, primarily in our U.S. Technical Solutions business. The increase was partially offset by the loss of certain accounts in our Aviation business, our U.S. B&I business, and our U.K. Technical Solutions business.
Operating Expenses
Operating expenses decreased by $12.3 million, or 0.8%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Gross margin increased by 104 bps to 11.1% in the three months ended January 31, 2020 from 10.1% in the three months ended January 31, 2019. The increase in gross margin was primarily associated with a lower self-insurance reserve adjustment related to prior year claims and improved margins within our Aviation and U.S. B&I businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.9 million, or 4.4%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The increase in selling, general and administrative expenses was primarily attributable to:
•a $5.7 million increase in compensation and related expenses, including higher commissions expense in the current year primarily due to the amortization of commissions that were capitalized in the prior year; and
•a $1.5 million increase in legal costs.
This increase was partially offset by:
•a $1.6 million decrease in certain technology projects and related support; and
•a $0.6 million decrease in bad debt expense primarily associated with specific reserves established for client receivables.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $0.7 million, or 16.6%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The decrease was primarily due to severance expenses incurred in the prior year following the GCA acquisition, partially offset by expenses related to our ongoing technology initiatives.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.6 million, or 17.0%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, primarily related to certain intangible assets being amortized using the sum-of-the-years'-digits method, which results in declining amortization expense over the useful lives of the assets.
Interest Expense
Interest expense decreased by $3.3 million, or 24.2%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, primarily due to lower outstanding borrowings under our credit facility and lower relative interest rates.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended January 31, 2020 and January 31, 2019 were 23.6% and 26.4%, respectively, resulting in provisions for taxes of $8.6 million and $4.7 million, respectively. There were no significant discrete items that impacted our effective tax rate during either period.
Interest Rate Swaps
The unrealized loss on interest rate swaps decreased by $7.6 million, or 87.0%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
Foreign currency translation gain decreased by $2.7 million, or 87.2%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues
Business & Industry	$820.9	$828.8	$(7.9)	(1.0)%
Aviation	238.7	252.4	(13.7)	(5.4)%
Technology & Manufacturing	233.9	236.1	(2.2)	(0.9)%
Education	208.0	208.9	(0.9)	(0.5)%
Technical Solutions	142.0	116.1	25.9	22.4%
Elimination of inter-segment revenues	(30.6)	(34.4)	3.8	11.0%
	$1,612.9	$1,607.9	$5.0	0.3%
Operating profit (loss)
Business & Industry	$38.2	$36.8	$1.4	3.9%
Operating profit margin	4.7%	4.4%	22 bps
Aviation	5.6	3.9	1.7	43.0%
Operating profit margin	2.3%	1.6%	79 bps
Technology & Manufacturing	16.7	18.2	(1.5)	(8.5)%
Operating profit margin	7.1%	7.7%	(59) bps
Education	11.2	10.3	0.9	9.2%
Operating profit margin	5.4%	4.9%	47 bps
Technical Solutions	8.3	6.8	1.5	23.2%
Operating profit margin	5.9%	5.8%	4 bps
Corporate	(33.3)	(44.7)	11.4	25.5%
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.9)	(0.9)	—	(2.2)%
	$45.8	$30.3	$15.5	51.2%
*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$820.9	$828.8	$(7.9)	(1.0)%
Operating profit	38.2	36.8	1.4	3.9%
Operating profit margin	4.7%	4.4%	22 bps
B&I revenues decreased by $7.9 million, or 1.0%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The decrease was primarily attributable to the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts. The decrease was partially offset by the targeted expansion of certain key clients within our U.S. business and net new business in our U.K. operations. Management reimbursement revenues for this segment totaled $73.7 million and $71.0 million for the three months ended January 31, 2020 and 2019, respectively.
Operating profit increased by $1.4 million, or 3.9%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Operating profit margin increased by 22 bps to 4.7% in the three months ended January 31, 2020 from 4.4% in the three months ended January 31, 2019. The increase in operating profit margin was primarily associated with higher margins on certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts, as well as higher margins on certain accounts in our U.K. business and lower reserves established for client receivables. While labor challenges are present in certain areas of our B&I business, it is our most mature business and has the highest proportion of unionized labor.

Aviation
	Three Months Ended January 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$238.7	$252.4	$(13.7)	(5.4)%
Operating profit	5.6	3.9	1.7	43.0%
Operating profit margin	2.3%	1.6%	79 bps
Aviation revenues decreased by $13.7 million, or 5.4%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The decrease was primarily attributable to the loss of certain cabin cleaning and passenger services accounts, partially offset by new contract wins. Management reimbursement revenues for this segment totaled $25.9 million and $24.2 million for the three months ended January 31, 2020 and 2019, respectively.
Operating profit increased by $1.7 million, or 43.0%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Operating profit margin increased by 79 bps to 2.3% in the three months ended January 31, 2020 from 1.6% in the three months ended January 31, 2019. The increase was primarily attributable to higher margins on certain new contracts and the loss of a lower margin cabin cleaning account that occurred in the prior year.

Technology & Manufacturing
	Three Months Ended January 31,
($ in millions)	2020	2019	Decrease
Revenues	$233.9	$236.1	$(2.2)	(0.9)%
Operating profit	16.7	18.2	(1.5)	(8.5)%
Operating profit margin	7.1%	7.7%	(59) bps
T&M revenues decreased by $2.2 million, or 0.9%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The decrease was primarily related to the loss of certain accounts, partially offset by new business and the expansion of certain accounts.
Operating profit decreased by $1.5 million, or 8.5%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Operating profit margin decreased by 59 bps to 7.1% in the three months ended January 31, 2020 from 7.7% in the three months ended January 31, 2019. The decrease in operating profit margin was primarily attributable to the loss of certain higher margin accounts that occurred in the prior year, higher labor costs due to a tight labor market, and higher reserves established for client receivables, all partially offset by lower amortization of intangible assets.

Education
	Three Months Ended January 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$208.0	$208.9	$(0.9)	(0.5)%
Operating profit	11.2	10.3	0.9	9.2%
Operating profit margin	5.4%	4.9%	47 bps
Education revenues decreased slightly by $0.9 million during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The slight decrease was primarily attributable to lower tag services in the current year.
Operating profit increased by $0.9 million, or 9.2%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Operating profit margin increased by 47 bps to 5.4% in the three months ended January 31, 2020 from 4.9% in the three months ended January 31, 2019. The increase in operating profit margin was primarily attributable to lower amortization of intangible assets, partially offset by an increase in direct labor and related personnel costs driven by a challenging labor environment.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2020	2019	Increase
Revenues	$142.0	$116.1	$25.9	22.4%
Operating profit	8.3	6.8	1.5	23.2%
Operating profit margin	5.9%	5.8%	4 bps
Technical Solutions revenues increased by $25.9 million, or 22.4%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This increase was primarily attributable to growth in our U.S. business related to bundled energy solutions projects and power projects, partially offset by the loss of certain accounts in our U.K. business.
Operating profit increased by $1.5 million, or 23.2%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Operating profit margin increased slightly by 4 bps to 5.9% in the three months ended January 31, 2020 from 5.8% in the three months ended January 31, 2019. The slight increase in operating profit margin was primarily attributable to the contribution of higher project revenues and lower reserves established for client receivables. This increase was offset by a higher volume of lower margin projects in our U.S. business in the current year, higher commissions expense in the current year primarily due to the amortization of commissions that were capitalized in the prior year, and the loss of certain higher margin contracts in our U.K. business.

Corporate
	Three Months Ended January 31,
($ in millions)	2020	2019	Decrease
Corporate expenses	$33.3	$44.7	$(11.4)	(25.5)%
Corporate expenses decreased by $11.4 million, or 25.5%, during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The decrease in corporate expenses was primarily attributable to:
•an $11.6 million decrease in self-insurance reserve adjustments related to prior year claims;
•a $1.6 million decrease in certain technology projects and related support; and
•a $0.7 million decrease in restructuring and related expenses due to severance expenses incurred in the prior year following the GCA acquisition, partially offset by expenses related to our ongoing technology initiatives.
This decrease was partially offset by:
•a $1.5 million increase in legal costs; and
•a $1.2 million increase in compensation and related expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, share repurchases, and continued systems and technology transformation initiatives. We anticipate long-term cash uses may also include strategic acquisitions.

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

IFM Assurance Company (“IFM”) is a wholly-owned captive insurance company that we formed in 2015 and began providing coverage to us as of January 1, 2015. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs.
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
Our ability to draw down available capacity under the Credit Facility, as amended, is subject to, and limited by, compliance with certain financial covenants, including a current maximum leverage ratio of 4.00 to 1.0 that steps down by 25 basis points annually each July to 3.50 to 1.0 by July 2021 and a minimum fixed charge coverage ratio of 1.50 to 1.0. Other covenants under the Credit Facility include limitations on liens, dispositions, fundamental changes, investments, and certain transactions and payments. At January 31, 2020, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three months ended January 31, 2020, we made principal payments of $15.0 million under the term loan. At January 31, 2020, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $864.8 million and $153.5 million, respectively. At January 31, 2020, we had up to $499.9 million of borrowing capacity under the Credit Facility; however, covenant restrictions limited our actual borrowing capacity to $353.2 million.
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

Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
Share Repurchases
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock (the “2015 Share Repurchase Program”). Effective December 18, 2019, authorization for $134.1 million of repurchases remained under our 2015 Share Repurchase Program, and our Board of Directors replaced the 2015 Share Repurchase Program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended January 31, 2020. At January 31, 2020, authorization for $150.0 million of repurchases remained under the 2019 Share Repurchase Program.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash used in operating activities was $34.3 million during the three months ended January 31, 2020. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter. We expect operating activities of continuing operations to provide positive cash flows for 2020. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Three Months Ended January 31,
(in millions)	2020	2019
Net cash used in operating activities	$(34.3)	$(39.3)
Net cash used in investing activities	(2.3)	(11.4)
Net cash provided by financing activities	48.4	42.0
Operating Activities
Net cash used in operating activities decreased by $5.0 million during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This decrease was primarily related to the timing of client receivable collections, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities decreased by $9.1 million during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This decrease was primarily related to proceeds from the redemption of an auction rate security and higher proceeds from the sale of assets in the current year.
Financing Activities
Net cash provided by financing activities increased by $6.4 million during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This increase was primarily related to higher net borrowings in the current year.

Contingencies

We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At January 31, 2020, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $7.0 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $9 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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

Critical Accounting Policies and Estimates

Our accompanying Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. On November 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” and Note 4, “Leases,” in the Financial Statements for additional information regarding the impact of adopting this standard. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
Recent Accounting Pronouncements

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.	This ASU, issued in February 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The new guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	This update is effective for us November 1, 2021 and will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	This update is effective for us November 1, 2021. The amendments have differing adoption methods including retrospectively, prospectively, and/or on a modified retrospective basis.
2019-04	Codification Improvements to Topic 326: Financial Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments.
This ASU, issued in April 2019, provides narrow-scope amendments designed to assist in the application of the following updates and the related accounting standards:

(1) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

(2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities; and

(3) ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

We are currently evaluating the impact of implementing the guidance related to (1) and (3) on our financial statements.
(1) The amendments related to ASU 2016-13 will be adopted in conjunction with that ASU, as further described below.

(2) We adopted this guidance effective November 1, 2019 on a prospective basis with no significant impact on our consolidated financial statements.

(3) Since we already adopted ASU 2016-01, the related amendments are effective for us on November 1, 2020 and will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings.

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.	This ASU, issued in November 2018, provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. It specifically addresses when the participant is a customer in the context of a unit of account, adds unit of account guidance in Topic 808 to align with guidance in Topic 606, and precludes presenting the collaborative arrangement transaction together with revenue recognized under Topic 606 if the collaborative arrangement participant is not a customer.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.	This ASU, issued in October 2018, provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interest.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.	This ASU, issued in October 2018, adds the Overnight Index Swap (“OIS”) rate based on the SOFR (a swap rate based on the underlying overnight SOFR rate) as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s trading activity in specified segments of the U.S. Treasury repo market. SOFR was selected by the Alternative Reference Rates Committee as its preferred alternative reference rate to LIBOR.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	Since we early adopted ASU 2017-12, this update will be effective for us on November 1, 2020, on a prospective basis.
2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	This ASU, issued in August 2018, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update can be applied either retrospectively, or prospectively to all implementation costs incurred after the date of adoption.
2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.	This ASU, issued in August 2018, modifies the disclosure requirements on company-sponsored defined benefit plans.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.	This ASU, issued in August 2018, modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 The amendments related to disclosure requirements within this update will be applied prospectively and the other amendments will be applied retrospectively.

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2016-13 2019-11 2019-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	ASU 2016-13, issued in June 2016, replaces the existing guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This "expected loss" model will result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon occurrence of an event that gives rise to the incurrence of a probable loss.

ASU 2019-11 was issued in November 2019 to clarify, improve, and amend certain aspects of ASU 2016-13, such as disclosures related to accrued interest receivables and the estimation of credit losses associated with financial assets secured by collateral.

ASU 2019-05 was issued in May 2019 to provide targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option.

We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020

This guidance will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2019.
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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our human resources information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2020 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2019, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 2, 2015, our Board of Directors authorized a program to repurchase up to $200.0 million of our common stock (the “2015 Share Repurchase Program”). Effective December 18, 2019, authorization for $134.1 million of repurchases remained under our 2015 Share Repurchase Program, and our Board of Directors replaced the 2015 Share Repurchase Program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended January 31, 2020. At January 31, 2020, authorization for $150.0 million of repurchases remained under the 2019 Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1*†
Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020.

10.2*†
Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020.

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

ABM Industries Incorporated

March 5, 2020	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 5, 2020	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)