Form 10-Q
period 2020-04-30
ABM INDUSTRIES INC /DE/
filed 2020-06-18
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 16, 2020: 66,666,130

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by ABM Industries Incorporated (“ABM”) on May 28, 2020, ABM delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the novel coronavirus (“COVID-19”) pandemic (the “Pandemic”) and in reliance on the Securities and Exchange Commission’s Release No. 34-88465, dated March 25, 2020 (Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies) (the “Order”). The Pandemic caused disruptions in required day-to-day activities for completing ABM’s internal quarterly review, including limiting ABM’s access to its offices, and disrupted normal interactions with accounting personnel, legal advisors, and other third parties involved in the preparation of this Form 10-Q. This Form 10-Q is being filed within the 45-day extension period provided by the Order.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below.
•The Pandemic has had and is expected to continue having a negative effect on the global economy, and the United States economy, and has disrupted and is expected to continue disrupting our operations and our clients’ operations, which has adversely affected and may continue to adversely affect our business, results of operations, cash flows, and financial condition.
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2019 and in other reports we file from time to time with the Securities and Exchange Commission (including all amendments to those reports), including Part II., Item 1A., “Risk Factors,” in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2020	October 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$555.9	$58.5
Trade accounts receivable, net of allowances of $34.9 and $22.4 at April 30, 2020 and October 31, 2019, respectively	952.2	1,013.2
Costs incurred in excess of amounts billed	67.7	72.6
Prepaid expenses	75.0	75.7
Other current assets	64.2	55.5
Total current assets	1,715.0	1,275.4
Other investments	10.6	14.0
Property, plant and equipment, net of accumulated depreciation of $220.4 and $199.5 at April 30, 2020 and October 31, 2019, respectively	140.9	150.3
Right-of-use assets	158.8	—
Other intangible assets, net of accumulated amortization of $320.2 and $309.0 at April 30, 2020 and October 31, 2019, respectively	262.9	297.2
Goodwill	1,669.4	1,835.4
Other noncurrent assets	121.6	120.3
Total assets	$4,079.2	$3,692.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$87.4	$57.2
Trade accounts payable	249.4	280.7
Accrued compensation	152.0	189.3
Accrued taxes—other than income	71.3	63.6
Insurance claims	162.4	149.8
Income taxes payable	24.1	3.5
Current portion of lease liabilities	36.0	—
Other accrued liabilities	158.6	158.2
Total current liabilities	941.2	902.4
Long-term debt, net	1,105.7	744.2
Long-term lease liabilities	144.8	—
Deferred income tax liability, net	32.4	47.7
Noncurrent insurance claims	370.7	365.2
Other noncurrent liabilities	77.5	78.8
Noncurrent income taxes payable	11.7	12.2
Total liabilities	2,684.0	2,150.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,645,129 and 66,571,427 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively	0.7	0.7
Additional paid-in capital	707.1	708.9
Accumulated other comprehensive loss, net of taxes	(34.9)	(23.9)
Retained earnings	722.3	856.3
Total stockholders’ equity	1,395.2	1,542.0
Total liabilities and stockholders’ equity	$4,079.2	$3,692.6
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues	$1,496.0	$1,594.7	$3,109.0	$3,202.6
Operating expenses	1,306.1	1,414.2	2,739.9	2,860.2
Selling, general and administrative expenses	119.4	108.4	237.0	221.1
Restructuring and related expenses	1.8	2.7	5.0	6.5
Amortization of intangible assets	12.5	14.8	25.1	30.0
Impairment loss	172.8	—	172.8	—
Operating (loss) profit	(116.7)	54.5	(70.8)	84.8
Income from unconsolidated affiliates	0.9	0.8	1.8	1.7
Interest expense	(10.5)	(12.8)	(20.7)	(26.3)
(Loss) income from continuing operations before income taxes	(126.2)	42.5	(89.7)	60.2
Income tax provision	(10.6)	(12.6)	(19.2)	(17.3)
(Loss) income from continuing operations	(136.8)	29.9	(108.9)	42.9
(Loss) income from discontinued operations, net of taxes	—	(0.2)	0.1	(0.2)
Net (loss) income	(136.8)	29.7	(108.8)	42.7
Other comprehensive (loss) income
Interest rate swaps	(8.7)	(3.5)	(9.9)	(12.2)
Foreign currency translation	(4.2)	(0.9)	(3.8)	2.2
Income tax benefit	2.4	1.0	2.7	3.3
Comprehensive (loss) income	$(147.3)	$26.3	$(119.8)	$36.0
Net (loss) income per common share — Basic
(Loss) income from continuing operations	$(2.05)	$0.45	$(1.63)	$0.65
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	$(2.05)	$0.45	$(1.63)	$0.64
Net (loss) income per common share — Diluted
(Loss) income from continuing operations	$(2.05)	$0.45	$(1.63)	$0.64
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	$(2.05)	$0.45	$(1.63)	$0.64
Weighted-average common and common equivalent shares outstanding
Basic	66.9	66.5	66.9	66.4
Diluted	66.9	66.8	66.9	66.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2020		2019		2020		2019
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.8	$0.7	66.2	$0.7	66.6	$0.7	66.0	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	0.1	—	0.2	—	0.3	—
Repurchase of common stock	(0.2)	—	—	—	(0.2)	—	—	—
Balance, end of period	66.6	0.7	66.3	0.7	66.6	0.7	66.3	0.7
Additional Paid-in Capital
Balance, beginning of period		711.8		694.1		708.9		691.8
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.1		2.2		(0.9)		—
Share-based compensation (reversal) expense		(0.7)		4.3		4.2		8.8
Repurchase of common stock		(5.1)		—		(5.1)		—
Balance, end of period		707.1		700.6		707.1		700.6
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(24.3)		(12.2)		(23.9)		(9.0)
Other comprehensive loss		(10.5)		(3.4)		(11.0)		(6.7)
Balance, end of period		(34.9)		(15.7)		(34.9)		(15.7)
Retained Earnings
Balance, beginning of period		871.6		778.6		856.3		771.2
Net (loss) income		(136.8)		29.7		(108.8)		42.7
Dividends
Common stock ($0.185, $0.180, $0.370, and $0.360 per share)		(12.3)		(11.9)		(24.6)		(23.8)
Stock issued under share-based compensation plans		(0.1)		(0.5)		(0.5)		(0.7)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09		—		—		—		6.5
Balance, end of period		722.3		795.9		722.3		795.9
Total Stockholders’ Equity		$1,395.2		$1,481.4		$1,395.2		$1,481.4
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2020	2019
Cash flows from operating activities
Net (loss) income	$(108.8)	$42.7
(Income) loss from discontinued operations, net of taxes	(0.1)	0.2
(Loss) income from continuing operations	(108.9)	42.9
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	49.1	53.9
Impairment loss	172.8	—
Deferred income taxes	(12.7)	(4.4)
Share-based compensation expense	4.2	8.8
Provision for bad debt	10.6	2.4
Discount accretion on insurance claims	0.4	0.4
Loss on sale of assets	0.4	0.1
Income from unconsolidated affiliates	(1.8)	(1.7)
Distributions from unconsolidated affiliates	0.1	3.5
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	55.2	(90.0)
Prepaid expenses and other current assets	(12.8)	(12.3)
Right-of-use assets	8.7	—
Other noncurrent assets	(3.8)	(6.5)
Trade accounts payable and other accrued liabilities	(74.6)	22.8
Long-term lease liabilities	(9.4)	—
Insurance claims	17.7	18.1
Income taxes payable	25.1	13.5
Other noncurrent liabilities	7.7	5.0
Total adjustments	236.8	13.6
Net cash provided by operating activities of continuing operations	127.8	56.5
Net cash provided by (used in) operating activities of discontinued operations	0.1	(0.2)
Net cash provided by operating activities	128.0	56.3
Cash flows from investing activities
Additions to property, plant and equipment	(19.1)	(27.5)
Proceeds from sale of assets	4.8	0.4
Proceeds from redemption of auction rate security	5.0	—
Net cash used in investing activities	(9.3)	(27.1)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(1.4)	(0.7)
Repurchases of common stock	(5.1)	—
Dividends paid	(24.6)	(23.8)
Borrowings from credit facility	1,048.3	665.8
Repayment of borrowings from credit facility	(658.1)	(653.8)
Changes in book cash overdrafts	18.2	(4.1)
Financing of energy savings performance contracts	1.1	3.4
Repayment of finance leases	(1.5)	(1.8)
Net cash provided by (used in) financing activities	376.8	(15.0)
Effect of exchange rate changes on cash and cash equivalents	2.0	0.4
Net increase in cash and cash equivalents	497.5	14.6
Cash and cash equivalents at beginning of year	58.5	39.1
Cash and cash equivalents at end of period	$555.9	$53.7
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
Impact of the Novel Coronavirus Pandemic
A novel strain of coronavirus (“COVID-19”) has resulted in a worldwide health pandemic (the “Pandemic”). To date, the Pandemic has surfaced in nearly all regions around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. In these financial statements and related disclosures we have assessed the current impact of the Pandemic on our financial condition, results of operations, and cash flows, as well as our estimates, forecasts, and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, we cannot reasonably estimate the full extent of impact the Pandemic will have on our financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the Pandemic on our company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the Pandemic subsides.
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met while actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by shutdowns.
In addition, we have taken various other human capital management actions to help align our organization operationally and help mitigate the financial impact of the Pandemic on our business, including temporary furloughs for certain staff and management employees. To continue supporting our furloughed staff and management employees during the Pandemic, we are paying 100% of health insurance premiums during the furlough period

(estimated to be between one and three months) for those enrolled in health benefit plans. We have accrued $0.4 million associated with these costs as of and for the three months ended April 30, 2020, which is recorded within “Accrued compensation” on the accompanying unaudited Consolidated Balance Sheets and within “Selling, general and administrative expenses” on the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).
Refer to additional discussion regarding the Pandemic and the impact on our business throughout this document, including Note 7, “Fair Value of Financial Instruments,” Note 9, “Credit Facility,” Item 2., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Part II., Item 1A., “Risk Factors.”
Prior Year Reclassifications
During the third quarter of 2019, we made changes to our operating structure to better align the services and expertise of our Healthcare business with our other industry groups, allowing us to leverage our existing branch network to support the long-term growth of this business. As a result, our former Healthcare portfolio is now included primarily in our Business & Industry segment. Our prior period segment data in Note 13, “Segment Information,” has been reclassified to conform with our current period presentation. This change had no impact on our previously reported consolidated financial statements.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Business & Industry	$61.7	$69.3	$135.4	$140.3
Aviation	20.7	23.5	46.6	47.6
Total	$82.4	$92.8	$182.0	$188.0
Recently Adopted Accounting Standards
Our significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report. There have been no material changes to our significant accounting policies during the six months ended April 30, 2020, other than as described below.
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
•In July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements
•In March 2019, ASU 2019-01, Leases (Topic 842): Codification Improvements

Topic 842 replaced existing lease accounting guidance and is intended to provide enhanced transparency and comparability by requiring lessees to record most leases on the balance sheet. Under Topic 842, lessees are required to record on the balance sheet right-of-use (“ROU”) assets (the right to use an underlying asset for the lease term) and the corresponding lease liabilities (the obligation to make lease payments arising from the lease). The new guidance requires us to continue classifying leases as either operating or financing, with classification affecting the pattern of expense recognition in the Consolidated Statements of Comprehensive Income (Loss). In addition, the new standard requires enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements.
We adopted Topic 842 on November 1, 2019 on a modified retrospective basis using the optional transition method permitted under ASU 2018-11 and have used this effective date as the initial application date. Comparative prior period financial statements have not been restated and continue to be reported under the accounting standards in effect for those prior periods presented.
Upon adoption, we elected the package of transition practical expedients that allowed us to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, we elected the practical expedient of not separating lease components from non-lease components for all asset classes. We also made an accounting policy election to not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in our Consolidated Statements of Comprehensive Income (Loss) on a straight-line basis over the lease term. We did not elect the use of hindsight for determining the reasonably certain lease term.
The adoption of Topic 842 had a significant impact on our unaudited Consolidated Balance Sheet, but did not have a significant impact on our unaudited Consolidated Statement of Comprehensive Income (Loss), our unaudited Consolidated Statement of Stockholders' Equity, our unaudited Consolidated Statement of Cash Flows, our liquidity, or our compliance with the various covenants contained within our credit facility, as further described in Note 9, “Credit Facility.” The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 4, “Leases,” for additional information on our lease arrangements.
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
In April 2020, the FASB issued a question and answer document focused on the application of lease accounting guidance to lease concessions provided as a result of the Pandemic (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We have elected this practical expedient for Pandemic-related rent concessions, primarily rent deferrals or rent abatements, and we have elected not to remeasure the related lease liability and ROU asset for those leases. These concessions will be recognized as a reduction of rent expense in the month they occur. This election will continue while these concessions are in effect. Pandemic-related lease concessions were not material for the three months ended April 30, 2020.
We do not expect there to be a significant impact on our fiscal 2021 consolidated financial statements from any recently issued accounting pronouncements that we have not yet adopted.

3. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, as further explained below. The type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Technology and Manufacturing (“T&M”), Aviation, Education, and Technical Solutions, as described in Note 13, “Segment Information.”

	Three Months Ended April 30, 2020						Six Months Ended April 30, 2020
(in millions)	B&I	T&M	Aviation	Education	Technical Solutions	Total	B&I	T&M	Aviation	Education	Technical Solutions	Total
Janitorial(1)	$597.0	$190.3	$31.9	$177.5	$—	$996.7	$1,190.5	$376.0	$66.7	$363.7	$—	$1,996.9
Parking(2)	97.1	7.4	71.3	0.6	—	176.4	222.9	15.5	156.3	1.4	—	396.1
Facility Services(3)	91.3	35.9	7.9	22.0	—	157.1	192.8	76.1	18.5	43.0	—	330.3
Building & Energy Solutions(4)	—	—	—	—	122.3	122.3	—	—	—	—	264.3	264.3
Airline Services(5)	0.1	—	73.7	—	—	73.8	0.3	—	182.0	—	—	182.3
	$785.6	$233.7	$184.7	$200.1	$122.3	$1,526.4	$1,606.5	$467.6	$423.5	$408.0	$264.3	$3,170.0
Elimination of inter-segment revenues						(30.4)						(61.0)
Total						$1,496.0						$3,109.0

	Three Months Ended April 30, 2019						Six Months Ended April 30, 2019
(in millions)	B&I	T&M	Aviation	Education	Technical Solutions	Total	B&I	T&M	Aviation	Education	Technical Solutions	Total
Janitorial(1)	$576.3	$183.8	$31.1	$187.9	$—	$979.1	$1,160.2	$371.0	$63.0	$375.4	$—	$1,969.6
Parking(2)	125.7	5.9	84.3	0.8	—	216.7	253.8	13.3	170.1	1.6	—	438.8
Facility Services(3)	105.6	34.6	16.6	20.6	—	177.4	222.2	76.0	33.3	41.3	—	372.7
Building & Energy Solutions(4)	—	—	—	—	135.9	135.9	—	—	—	—	252.0	252.0
Airline Services(5)	0.2	—	118.0	—	—	118.2	0.4	0.1	236.1	—	—	236.5
	$807.7	$224.3	$250.0	$209.3	$135.9	$1,627.3	$1,636.6	$460.4	$502.4	$418.2	$252.0	$3,269.6
Elimination of inter-segment revenues						(32.6)						(67.0)
Total						$1,594.7						$3,202.6
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
The majority of our contracts include performance obligations that are primarily satisfied over time as we provide the related services. These contract types include: monthly fixed-price; square-foot; cost-plus; tag services; transaction-price; hourly; management reimbursement; leased location; allowance; energy savings contracts; and fixed-price repair and refurbishment contracts, as well as our franchise and royalty fee arrangements. We recognize revenue as the services are performed using a measure of progress that is determined by the contract type. Generally, most of our contracts are cancelable by either party without a substantive penalty, and the majority have a notification period of 30 to 60 days.
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
Remaining Performance Obligations
At April 30, 2020, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $173.0 million. We expect to recognize revenue on approximately 82% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2020	October 31, 2019
Contract assets
Billed trade receivables(1)	$956.5	$978.7
Unbilled trade receivables(1)	30.6	56.9
Costs incurred in excess of amounts billed(2)	67.7	72.6
Capitalized commissions(3)	21.3	21.8
(1) Included in trade accounts receivable, net, on the consolidated balance sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the consolidated balance sheets. During the six months ended April 30, 2020, we capitalized $6.4 million of new costs and amortized $6.9 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2020
Contract liabilities(1)
Balance at beginning of period	$38.0
Additional contract liabilities	171.3
Recognition of deferred revenue	(174.7)
Balance at end of period	$34.6
(1) Included in other accrued liabilities on the consolidated balance sheets.

4. LEASES

We primarily lease office space, parking facilities, warehouses, vehicles, and equipment. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities. Our incremental borrowing rate as of November 1, 2019 was utilized for the initial measurement of operating lease liabilities upon adoption of Topic 842, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” and for leases entered into during the quarter ended January 31, 2020. Our incremental borrowing rate as of January 31, 2020 was utilized for new leases entered into during the quarter ended April 30, 2020.
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

The components of lease assets and liabilities and their classification on our unaudited Consolidated Balance Sheets as of April 30, 2020 were as follows:

		Balance at
(in millions)	Classification	April 30, 2020
Lease assets
Operating leases	Right-of-use assets	$158.8
Finance leases	Property, plant and equipment, net(1)	7.9
Total lease assets		$166.7

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$36.0
Finance leases	Other accrued liabilities	4.5
Noncurrent liabilities
Operating leases	Long-term lease liabilities	144.8
Finance leases	Other noncurrent liabilities	1.3
Total lease liabilities		$186.6
(1) Finance lease assets are recorded net of accumulated amortization of $12.2 million as of April 30, 2020.

Total lease costs for the three and six months ended April 30, 2020 were $25.8 million and $53.6 million, respectively, including operating leases of $24.6 million and $51.2 million, respectively, and finance leases of $1.2 million, and $2.4 million, respectively. The components of lease costs and classification within the unaudited Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2020	April 30, 2020
Operating lease costs:
Operating expenses(1)(2)	$17.1	$38.1
Selling, general and administrative expenses(3)	7.5	13.1
Finance lease costs:
Operating expenses(4)	1.0	2.1
Interest expense(5)	0.2	0.3
Total lease costs	$25.8	$53.6
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.
The following table presents information on short-term and variable lease costs:

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2020	April 30, 2020
Short-term lease costs	$11.9	$26.4
Variable lease costs	1.0	3.0
Total short-term and variable lease costs	$12.9	$29.4
Sublease income generated during the three and six months ended April 30, 2020 was immaterial. We continue to monitor the impact of the Pandemic on our subleases; however, we do not expect a significant impact.

The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Consolidated Balance Sheets as of April 30, 2020 are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Remainder of fiscal 2020	$22.0	$1.7	$23.7
Fiscal 2021	40.3	2.9	43.2
Fiscal 2022	33.9	1.5	35.4
Fiscal 2023	28.7	0.8	29.5
Fiscal 2024	23.3	—	23.3
Thereafter	59.0	—	59.0
Total lease payments	207.1	6.9	214.0
Less: imputed interest	26.3	1.1	27.4
Present value of lease liabilities	$180.8	$5.8	$186.6
Future sublease rental income was excluded for the periods shown above, as the amounts are immaterial.
We have entered into operating lease arrangements as of April 30, 2020 that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

As of
April 30, 2020
Weighted-average remaining lease term (years)
Operating leases	6.3
Finance leases	2.4
Weighted-average discount rate
Operating leases	4.05%
Finance leases	4.42%
The following table includes supplemental cash and non-cash information related to operating leases:

Six Months Ended
(in millions)	April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23.9
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	1.5
Lease assets obtained in exchange for new operating lease liabilities(1)	10.0
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
GCA Restructuring and Other Initiatives
Following the acquisition of GCA, during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies and subsequently incurred expenses primarily related to employee severance, the migration and upgrade of several key technology platforms, and the consolidation of certain real estate leases. Additionally, during 2019 we reorganized our former Healthcare business and incurred immaterial severance expense. In early 2020 we continued our technology-based modernization efforts, including standardizing our financial systems. However, due to the Pandemic, the majority of these projects were temporarily suspended during the second quarter of 2020.
2020 Vision Restructuring
During the fourth quarter of 2015, we initiated a restructuring plan as part of a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). These actions were substantially completed by the end of fiscal 2019 at a cumulative cost of $66.5 million.
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2019	Costs Recognized(1)	Payments	Non-Cash Items	Balance, April 30, 2020
Employee severance	$3.0	$0.2	$(1.5)	$—	$1.7
External support fees	0.5	1.4	(0.5)	—	1.5
Other project fees	0.7	3.3	(3.9)	(0.2)	—
Lease exit costs and asset impairment	2.7	—	(0.2)	(2.5)	—
Total	$7.0	$5.0	$(6.0)	$(2.7)	$3.2
(1) We include these costs within corporate expenses.

Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA and Other	$4.9	$18.3	$15.7	$0.7	$—	$39.6
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$34.9	$31.2	$26.3	$8.4	$5.2	$106.1

6. NET (LOSS) INCOME PER COMMON SHARE

Basic and Diluted Net (Loss) Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2020	2019	2020	2019
(Loss) income from continuing operations	$(136.8)	$29.9	$(108.9)	$42.9
(Loss) income from discontinued operations, net of taxes	—	(0.2)	0.1	(0.2)
Net (loss) income	$(136.8)	$29.7	$(108.8)	$42.7

Weighted-average common and common equivalent shares outstanding — Basic	66.9	66.5	66.9	66.4
Effect of dilutive securities(1)
Restricted stock units	—	0.2	—	0.2
Stock options	—	0.1	—	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.9	66.8	66.9	66.7

Net (loss) income per common share — Basic
(Loss) income from continuing operations	$(2.05)	$0.45	$(1.63)	$0.65
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	$(2.05)	$0.45	$(1.63)	$0.64

Net (loss) income per common share — Diluted
(Loss) income from continuing operations	$(2.05)	$0.45	$(1.63)	$0.64
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	$(2.05)	$0.45	$(1.63)	$0.64
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Anti-dilutive	0.8	0.3	0.6	0.3

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2020	October 31, 2019
Cash and cash equivalents(1)	1	$555.9	$58.5
Insurance deposits(2)	1	0.7	0.8
Assets held in funded deferred compensation plan(3)	1	2.3	2.5
Credit facility(4)	2	1,198.6	808.4
Interest rate swap liabilities(5)	2	21.2	14.6
Investments in auction rate securities(6)	3	—	5.0
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At April 30, 2020 and October 31, 2019, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 9, “Credit Facility,” for further information.
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
At October 31, 2019 we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that was included in “Other investments” on the accompanying unaudited Consolidated Balance Sheets. During the first quarter of 2020, this auction rate security was called by the issuer, and we received proceeds for the fair value of this debt instrument of $5.0 million. There were no unrealized gains or losses on this auction rate security included in accumulated other comprehensive loss (“AOCL”). At April 30, 2020 we had no investments in auction rate securities.
During the six months ended April 30, 2020, we had no transfers of assets or liabilities between any of the above hierarchy levels.
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
During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets, as further described below. We did not identify impairment of our property, plant and equipment, lease-related ROU assets, or long-lived assets.

Goodwill
Due to the triggering event identified above arising from the impact of the Pandemic, we first performed a qualitative assessment of goodwill to determine whether it was more likely than not that impairment occurred within our goodwill reporting units. Based on this qualitative assessment, we determined that goodwill impairment was not more likely than not in our goodwill reporting units, other than in three (within Education, Aviation, and our U.K. Technical Solutions business). As a result, we performed an interim quantitative impairment test as of March 31, 2020 on these goodwill reporting units.
For the three goodwill reporting units tested quantitatively, we estimated the fair value using a weighting of fair values derived from an income approach and a market approach, as further described below. Based on the evaluation performed, we determined that goodwill was impaired for each of the three goodwill reporting units evaluated and recognized a non-cash impairment charge totaling $163.8 million ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business). The impairment charge is included in “Impairment loss” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2020 and is not tax deductible. The only other changes to the balance of goodwill from October 31, 2019 are translation adjustments.
We estimate the fair value of each reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value are calculated for each reporting unit and then discounted to present value using an appropriate discount rate. The discount rates utilized in the income approach valuation method are summarized in the table below.

Discount Rates
Education	10.0%
Aviation	10.5%
Technical Solutions	11.0%
The market approach estimates the fair value of a reporting unit by using market comparables for reasonably similar public companies and a control premium of 15.0%.
The valuation of our reporting units requires significant judgment in evaluating recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Our impairment analyses contain inherent uncertainties due to uncontrollable events that could positively or negatively impact anticipated future economic and operating conditions. In making these estimates, the weighted-average cost of capital is utilized to calculate the present value of future cash flows and terminal value. Many variables go into estimating future cash flows, including estimates of our future revenue growth and operating results. When estimating our projected revenue growth and future operating results, we consider industry trends, economic data, and our competitive advantage. If future cash flows or future growth rates vary from what is expected, including those assumptions relating to the duration and severity of the Pandemic, this may reduce the underlying cash flows used to estimate fair values and result in a further decline in fair value, which may trigger future impairment charges.
Intangible Assets
As a result of the goodwill triggering event described above, we also performed recoverability tests on our intangible assets within each of those segments, primarily customer contracts and relationships, as of March 31, 2020. The recoverability tests were based on forecasts of undiscounted cash flows for each asset group. The results of the recoverability tests indicated certain customer contracts and relationships within our Aviation and U.K. Technical Solutions businesses were not recoverable. As such, we recognized net impairment charges of $5.6 million related to Aviation (consisting of a $13.8 million reduction in the gross carrying amount of the underlying customer relationships less $8.2 million of accumulated amortization) and $3.4 million related to our U.K. Technical Solutions business (consisting of an $8.7 million reduction in the gross carrying amount of the underlying customer relationships less $5.3 million of accumulated amortization). These impairment charges are included in “Impairment loss” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2020.

8. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million to $1.5 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.5 million of exposure on a per-participant, per-year basis with respect to claims.
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
Actuarial Review and Update Performed During 2020
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
During the first quarter of 2020, we performed an actuarial review of the majority of our casualty insurance programs that evaluated all changes made to claims reserves and claims payment activity for the period of May 1, 2019 through October 31, 2019 (the “Actuarial Review”). This Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
During the second quarter of 2020, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2019 through January 31, 2020 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Review, at January 31, 2020, we decreased our total reserves for prior periods by $6.6 million. The results of the Interim Update performed during the three months ended April 30, 2020 did not require a further adjustment to our reserves in the aggregate. For the six months ended April 30, 2020, the total decrease to our reserves for claims related to prior periods was $6.6 million. This adjustment compares to a $5.0 million increase to prior year claims during the six months ended April 30, 2019. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity

(in millions)	April 30, 2020	October 31, 2019
Insurance claim reserves, excluding medical and dental	$518.2	$507.8
Medical and dental claim reserves	14.9	7.2
Insurance recoverables	64.5	64.5
At April 30, 2020 and October 31, 2019, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2020	October 31, 2019
Standby letters of credit	$143.6	$141.0
Surety bonds	85.4	90.8
Restricted insurance deposits	0.7	0.8
Total	$229.7	$232.6

9. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. In late March 2020, we borrowed approximately $300 million as a precautionary measure to provide increased liquidity and preserve financial flexibility in response to uncertainty resulting from the Pandemic. This represented all remaining amounts then available under the revolving line of credit. We may repay amounts borrowed under the Credit Facility at any time without penalty. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. To further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic, we amended our Credit Facility (the “Amendment”) on May 28, 2020, as further described below.
The Amendment modified the financial covenants under the Credit Facility including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio that varies on a quarterly basis and adjusts to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants.
The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that requires us to repay outstanding revolving loans or swingline loans if, at any time, we have in excess of $250 million of cash and cash equivalents on our balance sheet in future periods. The Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions, restrictions to our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio. At April 30, 2020, we were in compliance with these covenants.
Prior to the Amendment, borrowings under the Credit Facility bore interest at a rate equal to 1-month LIBOR plus a spread that was based upon our leverage ratio. The spread ranged from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. At April 30, 2020, the weighted average interest rate on our outstanding borrowings was 2.99%. We were also charged a commitment fee, based on our leverage ratio, that ranged from 0.200% to 0.350% on the average daily unused portion of the revolving line of credit that was paid quarterly in arrears. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings were included as outstanding under the line of credit.
Subsequent to the Amendment, borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our total leverage ratio. The spread ranges from 1.00% to 2.75% for revolving Eurocurrency loans and 0.00% to 1.75% for revolving base rate loans. We also pay a commitment fee, quarterly in arrears, that is based on our total leverage ratio ranging from 0.200% to 0.450% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the revolving line of credit.

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
Total deferred financing costs related to the Credit Facility were $18.7 million, consisting of $13.4 million related to the term loan and $5.2 million related to the line of credit, which are being amortized to interest expense over the term of the Credit Facility. We incurred total fees of $4.6 million in conjunction with the Amendment, the majority of which will be capitalized and amortized over the remaining term of the Credit Facility.

Credit Facility Information

(in millions)	April 30, 2020	October 31, 2019
Current portion of long-term debt
Gross term loan	$90.0	$60.0
Unamortized deferred financing costs	(2.6)	(2.8)
Current portion of term loan	$87.4	$57.2

Long-term debt
Gross term loan	$620.0	$680.0
Unamortized deferred financing costs	(2.9)	(4.1)
Total noncurrent portion of term loan	617.1	675.9
Revolving line of credit(1)(2)	488.6	68.4
Long-term debt	$1,105.7	$744.2
(1) Standby letters of credit amounted to $153.1 million at April 30, 2020.
(2) Includes additional amounts borrowed in March 2020 as a precautionary measure to provide increased liquidity and preserve financial flexibility in response to uncertainty resulting from the Pandemic. At April 30, 2020, we had borrowing capacity of $152.5 million, reflecting covenant restrictions.
Term Loan Maturities
During the three and six months ended April 30, 2020, we made principal payments under the term loan of $15.0 million and $30.0 million, respectively. As of April 30, 2020, the following principal payments are required under the term loan.

(in millions)	2020	2021	2022
Debt maturities	$30.0	$120.0	$560.0
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement. We initially report the mark-to-market gain or loss on a derivative as a component of AOCL and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense. All of our interest rate swaps have been designated and accounted for as cash flow hedges from inception. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 90.0 million	2.83%	November 1, 2018	April 30, 2021
$ 90.0 million	2.84%	November 1, 2018	October 31, 2021
$ 130.0 million	2.86%	November 1, 2018	April 30, 2022
$ 130.0 million	2.84%	November 1, 2018	September 1, 2022

At April 30, 2020 and October 31, 2019, amounts recorded in AOCL for interest rate swaps were $5.2 million, net of taxes of $1.5 million, and $2.2 million, net of taxes of $1.2 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three and six months ended April 30, 2020, we amortized $1.2 million, net of taxes of $0.5 million, and $2.4 million, net of taxes of $0.9 million, respectively, of this gain to interest expense. During the three and six months ended April 30, 2019, we amortized $1.0 million, net of taxes of $0.4 million, and $2.1 million, net of taxes of $0.8 million, respectively. At April 30, 2020, the total amount expected to be reclassified from AOCL to earnings during the next twelve months is a net loss of $3.8 million, net of a tax benefit of $1.3 million.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2020, these letters of credit and surety bonds totaled $153.1 million and $575.9 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2020, total guarantees were $183.6 million and extend through 2039. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2020, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.8 million.
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

We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $12 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on alleged previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the trial court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. On October 17, 2019, the plaintiffs filed a motion asking the trial court to certify additional classes based on an alleged failure to maintain time records, an alleged failure to provide accurate wage statements, and an alleged practice of combining meal and rest breaks. The trial court denied the plaintiffs’ motion to certify additional classes on December 26, 2019. The case was re-assigned to a new judge on January 6, 2020. The parties are currently engaged in class discovery. The class action claims accruing prior to April 30, 2013 are set for trial on January 19, 2021, but this date may be delayed as a result of the Pandemic. Prior to trial, we will have the opportunity to, among other things, seek decertification of the classes or engage in further mediation if we deem such actions appropriate. We may engage in one or more such activities in upcoming quarters.

11. COMMON STOCK

Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At April 30, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
Repurchase Activity

Three and Six Months Ended
(in millions, except per share amounts)	April 30, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1

12. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2020, we had effective tax rates of (8.4)% and (21.4)%, respectively, resulting in provisions for taxes of $10.6 million and $19.2 million, respectively. During the three and six months ended April 30, 2019, we had effective tax rates of 29.6% and 28.7%, respectively, resulting in provisions for taxes of $12.6 million and $17.3 million, respectively.
Our effective tax rate for the three months ended April 30, 2020 was impacted by the impairment of non-deductible goodwill. Our effective tax rate for the three months ended April 30, 2019 was impacted by a $1.3 million provision related to hiring credits, including the Work Opportunity Tax Credit (“WOTC”).
Our effective tax rate for the six months ended April 30, 2020 was impacted by the impairment of non-deductible goodwill and a $1.5 million tax provision related to WOTC. Our effective tax rate for the six months ended April 30, 2019 was impacted by the following discrete items: a $1.4 million provision related to hiring credits, including WOTC, and a $1.4 million provision related to certain reserves.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various stimulus measures, including several tax provisions. Among the business tax provisions is the creation of a refundable credit for employee retention and the deferral of certain payroll tax remittances through December 31, 2020 to future years (with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022). We evaluated the impact of the CARES Act and determined that as of and for the three and six months ended April 30, 2020, the CARES Act did not have a material impact on our unaudited consolidated financial statements. However, the deferral of certain payroll tax remittances may have a material impact on our financial statements in future periods.
We continue planning to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.

13. SEGMENT INFORMATION

Our current reportable segments consist of B&I, T&M, Aviation, Education, and Technical Solutions, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to the reorganization of our Healthcare business into our other industry groups, primarily B&I, during the third quarter of 2019.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities services, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

T&M	T&M provides janitorial, facilities services, and parking services to industrial and high-tech manufacturing facilities.
Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Revenues
Business & Industry	$785.6	$807.7	$1,606.5	$1,636.6
Technology & Manufacturing	233.7	224.3	467.6	460.4
Aviation	184.7	250.0	423.5	502.4
Education	200.1	209.3	408.0	418.2
Technical Solutions	122.3	135.9	264.3	252.0
Elimination of inter-segment revenues	(30.4)	(32.6)	(61.0)	(67.0)
	$1,496.0	$1,594.7	$3,109.0	$3,202.6
Operating (loss) profit
Business & Industry	$59.2	$49.2	$97.4	$86.0
Technology & Manufacturing	19.7	19.2	36.3	37.4
Aviation(1)	(60.5)	4.8	(54.9)	8.7
Education(2)	(85.8)	10.5	(74.6)	20.8
Technical Solutions(3)	(8.4)	10.6	(0.1)	17.3
Government Services	—	—	—	(0.1)
Corporate	(39.5)	(38.9)	(72.8)	(83.6)
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.9)	(0.8)	(1.8)	(1.7)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	—	(0.4)	—
	(116.7)	54.5	(70.8)	84.8
Income from unconsolidated affiliates	0.9	0.8	1.8	1.7
Interest expense	(10.5)	(12.8)	(20.7)	(26.3)
(Loss) income from continuing operations before income taxes	$(126.2)	$42.5	$(89.7)	$60.2
(1) Reflects impairment charges totaling $61.1 million on goodwill and intangible assets during the three and six months ended April 30, 2020.
(2) Reflects impairment charges totaling $99.3 million on goodwill during the three and six months ended April 30, 2020.
(3) Reflects impairment charges totaling $12.4 million on goodwill and intangible assets during the three and six months ended April 30, 2020.
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

COVID-19 Pandemic
A novel strain of coronavirus (“COVID-19”) has resulted in a worldwide health pandemic (the “Pandemic”). To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. We, along with many of our clients, have been impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups, and, in some areas, to refrain from non-essential movements outside of homes. The Pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the broader economy. Refer to “Consolidated Results of Operations” and “Results of Operations by Segment” for additional information related to the impact of the Pandemic on our financial results.
Given the unprecedented and uncertain nature and potential duration of this situation, we cannot reasonably estimate the full extent of the impact that the Pandemic will have on our financial condition, results of operations, or cash flows. The ultimate extent of the effects of the Pandemic on our company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the Pandemic subsides.
Our priority has been the health, safety, and support of our employees, our clients, and the communities that we serve. We have also taken actions to strengthen our liquidity, cash flows, and financial position to help mitigate potential future impacts on our operations and financial performance. These measures include, but are not limited to, the following:
Health and Safety of our Employees and Clients
As the Pandemic has developed, we have taken steps to support our employees and clients based on recommendations from various global experts, including the Centers for Disease Control and Prevention (“CDC”), the World Health Organization (“WHO”), the Occupational Safety and Health Administration (“OSHA”), and the U.K. National Health Service (“NHS”). To help protect our employees and our clients, face masks and other personal protective equipment (“PPE”) are being used by our employees. We have also encouraged our employees to practice social distancing and wash hands frequently. Additionally, we transitioned many office-based employees to a remote work environment, suspended non-essential travel, and adopted technologies to allow employees to effectively perform their functions remotely.

Client Focus
Over the past few years, we have focused on consolidating purchasing activities to leverage our scale and identify preferred suppliers. While we have seen a reduction in the availability of supplies and an increase in costs, our procurement efforts have helped create a positive supply chain for our company and clients during the Pandemic, particularly as city and state mandates on PPE for employees have arisen. We will continue to monitor our supply chain for potential impacts as future developments unfold.
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met. We are also developing new cleaning initiatives in accordance with various protocols issued by global experts, including deep cleaning services, special project cleaning services, and other tag services.
In April 2020, we announced our EnhancedCleanTM Program (“EnhancedClean”), an innovative solution that helps provide clients with healthy spaces. We designed EnhancedClean under the guidance of some of the leading experts on infectious disease and industrial hygiene to help provide our clients with processes that use hospital-grade disinfectants, specialized equipment, and innovative solutions and technology. These solutions include: hygiene and safety protocols, utilization of disinfecting procedures and products for high-touch surfaces, employment of PPE, and communication and training protocols.
Expense Management
As we adapt to the changing demand environment resulting from the Pandemic, in April 2020 we began to implement, and will continue to implement, various cost cutting actions, such as:
•Various human capital management actions, including: temporary pay reductions for executives, certain employees, and our Board of Directors; temporary furloughs or reduced working hours for certain staff and management employees; and the temporary suspension of certain benefits, including our 401(k) match;
•Actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by shutdowns;
•Reducing our planned capital expenditures and operating expenditures for the remainder of 2020, including the postponement of various technology initiatives (such as our enterprise resource planning system) that are deemed non-critical to our operations, and limiting travel and entertainment expenses; and
•Reducing our sales and marketing expenses and discretionary spending projects across the Company.
Liquidity, Cash Flows, and Financial Position
As of April 30, 2020, we had $555.9 million of cash and cash equivalents and had net cash provided by operating activities of $128.0 million during the six months ended April 30, 2020. We have taken and continue to take actions to help preserve cash, increase liquidity, and strengthen our financial position, including:
•Borrowing approximately $300 million under our line of credit in March 2020, which represented all remaining amounts then available under our Credit Facility, as a precautionary measure to provide increased liquidity and preserve financial flexibility due to uncertainty resulting from the Pandemic (refer to “Liquidity and Capital Resources” for more information);
•Amending our Credit Facility on May 28, 2020 to further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic (refer to “Liquidity and Capital Resources” for more information);
•Focusing on collection of client receivables and monitoring the adequacy of our reserves;
•Extending vendor payment terms where possible;
•Utilizing certain governmental relief efforts (as further described below); and

•Suspending share repurchases under our share repurchase program.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll tax remittance to future years and the creation of a refundable credit for employee retention. We evaluated the impact of the CARES Act and determined that as of and for the three and six months ended April 30, 2020, the CARES Act did not have a material impact on our unaudited consolidated financial statements. The deferral of certain payroll tax remittances may have a material impact on our financial statements in future periods. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries.
The Pandemic is an unprecedented situation and is continuously evolving. Since we cannot predict the duration or scope of the Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal 2020 or in the future. Even after the Pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience adverse effects on our business, consolidated results of operations, financial position, and cash flows resulting from a recessionary economic environment that may persist.
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
GCA Restructuring and Other Initiatives
Following the acquisition of GCA Services Group (“GCA”), during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies and subsequently incurred expenses primarily related to employee severance, the migration and upgrade of several key technology platforms, and the consolidation of certain real estate leases. Additionally, during 2019 we reorganized our former Healthcare business and incurred immaterial severance expense. In early 2020 we continued our technology-based modernization efforts, including standardizing our financial systems. However, due to the Pandemic, the majority of these projects were temporarily suspended during the second quarter of 2020.

	Three Months Ended	Six Months Ended
(in millions)	April 30, 2020	April 30, 2020	Cumulative
Employee severance	$0.1	$0.2	$18.3
Other project fees	0.3	3.3	15.7
External support fees	1.5	1.4	4.9
Lease exit costs	—	—	0.7
Total	$1.8	$5.0	$39.6

Segment Reporting
Our current reportable segments consist of Business & Industry (“B&I”), Technology & Manufacturing (“T&M”), Aviation, Education, and Technical Solutions, as further described below. During the third quarter of 2019, we made changes to our operating structure to better align the services and expertise of our Healthcare business with our other industry groups, allowing us to leverage our existing branch network to support the long-term growth of this business. As a result, our former Healthcare portfolio is now included primarily in our Business & Industry segment. Our prior period segment data has been reclassified to conform with our current period presentation. This change had no impact on our previously reported consolidated financial statements.

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
During the first quarter of 2020, we performed an actuarial review of the majority of our casualty insurance programs that evaluated all changes made to claims reserves and claims payment activity for the period of May 1, 2019 through October 31, 2019 (the “Actuarial Review”). This Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed. During the second quarter of 2020, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2019 through January 31, 2020 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
The Actuarial Review and Interim Update again demonstrate that the changes we have made to our risk management program are positively impacting the frequency and severity of claims; however, there is some flattening of claims frequency reductions as compared to prior periods. The claims management strategies and programs that we have implemented have resulted in better-than-anticipated improvements in early identification of certain claims that may potentially develop adversely. Furthermore, we continue to focus on ensuring the establishment of reserves consistent with known fact patterns. The Actuarial Review and Interim Update indicated favorable developments relative to our estimates of ultimate losses related to certain prior claims years.

Based on the results of the Actuarial Review, at January 31, 2020, we decreased our total reserves for prior periods by $6.6 million. The results of the Interim Update performed during the three months ended April 30, 2020 did not require a further adjustment to our reserves in the aggregate. For the six months ended April 30, 2020, the total decrease to our reserves for claims related to prior periods was $6.6 million. This adjustment compares to a $5.0 million increase to prior year claims during the six months ended April 30, 2019. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Key Financial Highlights
•Revenues decreased by $98.7 million, or 6.2%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, primarily due to the impact of Pandemic-related shutdowns across our segments, particularly within Aviation, Technical Solutions, and Education. However, this decrease was partially offset by a significant increase in Pandemic-related tag services (primarily within B&I, T&M, and Education) and the expansion of certain accounts within B&I and T&M.
•We had an operating loss of $116.7 million during the three months ended April 30, 2020, as compared to an operating profit of $54.5 million during the three months ended April 30, 2019. This change was primarily driven by impairment charges recorded on goodwill and intangible assets totaling $172.8 million during the three months ended April 30, 2020. However, in the current period we benefited from higher margins on tag services (including Pandemic-related tag services, particularly within B&I, T&M, and Education), the loss of certain lower margin accounts within B&I and Aviation, and the management of direct labor and related personnel costs during the Pandemic. These benefits were partially offset by an increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic.
•Our effective tax rate on income from continuing operations was (8.4)% for the three months ended April 30, 2020, as compared to 29.6% during the three months ended April 30, 2019. Our effective tax rate for the three months ended April 30, 2020 was impacted by the impairment of non-deductible goodwill.
•Net cash provided by operating activities was $128.0 million during the six months ended April 30, 2020.
•During the three months ended April 30, 2020, we purchased 0.2 million shares of our common stock at an average price of $36.16 per share for a total of $5.1 million.
•Dividends of $24.6 million were paid to shareholders, and dividends totaling $0.370 per common share were declared during the six months ended April 30, 2020.
•At April 30, 2020, total outstanding borrowings under our credit facility were $1.2 billion, including the draw-down of all remaining amounts then available under our revolving line of credit in late March 2020 as a precautionary measure in response to the Pandemic. At April 30, 2020 we had up to $152.5 million of borrowing capacity, reflecting covenant restrictions.

Results of Operations

Three Months Ended April 30, 2020 Compared with the Three Months Ended April 30, 2019
Consolidated

	Three Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$1,496.0	$1,594.7	$(98.7)	(6.2)%
Operating expenses	1,306.1	1,414.2	(108.1)	(7.6)%
Gross margin	12.7%	11.3%	137 bps
Selling, general and administrative expenses	119.4	108.4	11.0	10.1%
Restructuring and related expenses	1.8	2.7	(0.9)	(33.1)%
Amortization of intangible assets	12.5	14.8	(2.3)	(15.5)%
Impairment loss	172.8	—	172.8	NM*
Operating (loss) profit	(116.7)	54.5	(171.2)	NM*
Income from unconsolidated affiliates	0.9	0.8	0.1	18.5%
Interest expense	(10.5)	(12.8)	(2.3)	(18.3)%
(Loss) income from continuing operations before income taxes	(126.2)	42.5	(168.7)	NM*
Income tax provision	(10.6)	(12.6)	(2.0)	(15.8)%
(Loss) income from continuing operations	(136.8)	29.9	(166.7)	NM*
Loss from discontinued operations, net of taxes	—	(0.2)	0.2	NM*
Net (loss) income	(136.8)	29.7	(166.5)	NM*
Other comprehensive (loss) income
Interest rate swaps	(8.7)	(3.5)	(5.2)	NM*
Foreign currency translation	(4.2)	(0.9)	(3.3)	NM*
Income tax benefit	2.4	1.0	1.4	NM*
Comprehensive (loss) income	$(147.3)	$26.3	$(173.6)	NM*
*Not meaningful
Revenues
Revenues decreased by $98.7 million, or 6.2%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. This decrease was primarily due to the impact of Pandemic-related shutdowns across our segments, particularly within Aviation, Technical Solutions, and Education. However, this decrease was partially offset by a significant increase in tag services (including Pandemic-related tag services, primarily within B&I, T&M, and Education) and the expansion of certain accounts within B&I and T&M.
Operating Expenses
Operating expenses decreased by $108.1 million, or 7.6%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Gross margin increased by 137 bps to 12.7% in the three months ended April 30, 2020 from 11.3% in the three months ended April 30, 2019. The increase in gross margin was primarily associated with higher margins on tag services (primarily within B&I, T&M, and Education), the loss of certain lower margin accounts within B&I and Aviation, and the management of direct labor and related personnel costs during the Pandemic. The increase was partially offset by operational pressures resulting from the Pandemic.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.0 million, or 10.1%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to:
•an $8.8 million increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic;
•a $3.9 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2020; and
•a $2.1 million increase in legal costs.
This increase was partially offset by:
•a $2.6 million decrease in travel and entertainment expenses;
•a $2.0 million decrease in compensation and related expenses, primarily due to a $5.0 million reduction in share-based compensation expense driven by the reversal of certain incentive plans, partially offset by higher commissions expense in the current year mainly due to the amortization of commissions within Technical Solutions that were capitalized in the prior year; and
•a $0.7 million decrease in certain technology projects and related support.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $0.9 million, or 33.1%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The decrease was primarily due to severance and other expenses incurred in the prior year related to the GCA integration, partially offset by expenses related to our ongoing technology initiatives. The majority of these initiatives were temporarily suspended during the second quarter of 2020 due to the Pandemic.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.3 million, or 15.5%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, primarily due to certain intangible assets being amortized using the sum-of-the-years'-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During the three months ended April 30, 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic.

Interest Expense
Interest expense decreased by $2.3 million, or 18.3%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, primarily due to lower relative interest rates in the current year and lower average borrowings through the end of March, when we borrowed all remaining amounts then available under our revolving line of credit.

Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended April 30, 2020 and April 30, 2019 were (8.4)% and 29.6%, respectively, resulting in provisions for taxes of $10.6 million and $12.6 million, respectively. Our effective tax rate for the three months ended April 30, 2020 was impacted by the impairment of non-deductible goodwill. Our effective tax rate for the three months ended April 30, 2019 was impacted by a $1.3 million provision related to hiring credits, including the Work Opportunity Tax Credit (“WOTC”).
Interest Rate Swaps
The unrealized loss on interest rate swaps increased by $5.2 million during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
Foreign currency translation loss increased by $3.3 million during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues
Business & Industry	$785.6	$807.7	$(22.1)	(2.7)%
Technology & Manufacturing	233.7	224.3	9.4	4.2%
Aviation	184.7	250.0	(65.3)	(26.1)%
Education	200.1	209.3	(9.2)	(4.4)%
Technical Solutions	122.3	135.9	(13.6)	(10.0)%
Elimination of inter-segment revenues	(30.4)	(32.6)	2.2	6.8%
	$1,496.0	$1,594.7	$(98.7)	(6.2)%
Operating (loss) profit
Business & Industry	$59.2	$49.2	$10.0	20.4%
Operating profit margin	7.5%	6.1%	145 bps
Technology & Manufacturing	19.7	19.2	0.5	2.7%
Operating margin	8.4%	8.5%	(12) bps
Aviation	(60.5)	4.8	(65.3)	NM*
Operating margin	(32.7)%	1.9%	NM*
Education	(85.8)	10.5	(96.3)	NM*
Operating profit margin	(42.9)%	5.0%	NM*
Technical Solutions	(8.4)	10.6	(19.0)	NM*
Operating margin	(6.9)%	7.8%	NM*
Corporate	(39.5)	(38.9)	(0.6)	(1.7)%
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.9)	(0.8)	(0.1)	(18.5)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	—	(0.4)	NM*
	$(116.7)	$54.5	$(171.2)	NM*
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$785.6	$807.7	$(22.1)	(2.7)%
Operating profit	59.2	49.2	10.0	20.4%
Operating profit margin	7.5%	6.1%	145 bps
B&I revenues decreased by $22.1 million, or 2.7%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The decrease was primarily attributable to the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts that occurred primarily towards the end of the prior year, and account compression resulting from Pandemic-related shutdowns in certain markets within both our U.S. and U.K. businesses. The decrease was partially offset by the targeted expansion of certain key clients within our U.S. business and by an increase in tag services (including Pandemic-related tag services). Management reimbursement revenues for this segment totaled $61.7 million and $69.3 million for the three months ended April 30, 2020 and 2019, respectively.

Operating profit increased by $10.0 million, or 20.4%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Operating profit margin increased by 145 bps to 7.5% in the three months ended April 30, 2020 from 6.1% in the three months ended April 30, 2019. The increase in operating profit margin was primarily associated with higher margins on tag services and higher margins on certain accounts in both our U.S. and U.K. businesses, including the exit from certain lower margin or underperforming accounts in our U.S. business. The increase was partially offset by account compression resulting from Pandemic-related shutdowns in certain markets and higher reserves established for client receivables mainly associated with increasing credit risk in certain industries (such as retail, sports arenas, shopping malls, and rental car providers) resulting from the Pandemic.

Technology & Manufacturing
	Three Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$233.7	$224.3	$9.4	4.2%
Operating profit	19.7	19.2	0.5	2.7%
Operating profit margin	8.4%	8.5%	(12) bps
T&M revenues increased by $9.4 million, or 4.2%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The increase was primarily attributable to new business, the expansion of certain accounts, and an increase in tag services (including Pandemic-related tag services). This increase was partially offset by the loss of certain accounts that occurred primarily in the prior year.
Operating profit increased by $0.5 million, or 2.7%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Operating profit margin decreased by 12 bps to 8.4% in the three months ended April 30, 2020 from 8.5% in the three months ended April 30, 2019. The decrease in operating profit margin was primarily attributable to higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic and the loss of certain higher margin accounts that occurred in the prior year, all partially offset by lower amortization of intangible assets and higher margins on tag services.

Aviation
	Three Months Ended April 30,
($ in millions)	2020	2019	Decrease
Revenues	$184.7	$250.0	$(65.3)	(26.1)%
Operating (loss) profit	(60.5)	4.8	(65.3)	NM*
Operating margin	(32.7)%	1.9%	NM*
*Not meaningful
Aviation revenues decreased by $65.3 million, or 26.1%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The decrease was primarily attributable to governmental travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted cabin cleaning, janitorial, parking, passenger services, catering, and transportation accounts. In addition, we lost certain cabin cleaning and passenger services accounts in the prior year. The decrease was partially offset by Pandemic-related cleaning services towards the end of the quarter. Management reimbursement revenues for this segment totaled $20.7 million and $23.5 million for the three months ended April 30, 2020 and 2019, respectively.
We had an operating loss of $60.5 million during the three months ended April 30, 2020, as compared to an operating profit of $4.8 million during the three months ended April 30, 2019. Operating margin decreased to (32.7)% in the three months ended April 30, 2020 from 1.9% in the three months ended April 30, 2019. The decrease was primarily attributable to impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Operating margin was also negatively impacted by Pandemic-related volume reductions, but was positively impacted by the loss of a lower margin cabin cleaning account that occurred in the prior year and the management of direct labor and related personnel costs during the Pandemic.

Education
	Three Months Ended April 30,
($ in millions)	2020	2019	Decrease
Revenues	$200.1	$209.3	$(9.2)	(4.4)%
Operating (loss) profit	(85.8)	10.5	(96.3)	NM*
Operating margin	(42.9)%	5.0%	NM*
*Not meaningful
Education revenues decreased by $9.2 million, or 4.4%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The decrease was primarily attributable to the compression of certain accounts, mainly resulting from Pandemic-related school closures during the second quarter of 2020, and lower traditional tag services in the current year. The decrease was partially offset by the acceleration of certain seasonal services we were able to perform on-site while schools were closed during the Pandemic and Pandemic-related tag services.
We had an operating loss of $85.8 million during the three months ended April 30, 2020, as compared to an operating profit of $10.5 million during the three months ended April 30, 2019. Operating margin decreased to (42.9)% in the three months ended April 30, 2020 from 5.0% in the three months ended April 30, 2019. The decrease in operating margin was primarily attributable to goodwill impairment charges of $99.3 million due to the adverse impact of market and business conditions resulting from the Pandemic and to higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. This decrease was partially offset by the management of direct labor and related personnel costs during the Pandemic-related school closures, lower amortization of intangible assets, and higher margins on Pandemic-related tag services.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2020	2019	Decrease
Revenues	$122.3	$135.9	$(13.6)	(10.0)%
Operating (loss) profit	(8.4)	10.6	(19.0)	NM*
Operating margin	(6.9)%	7.8%	NM*
*Not meaningful
Technical Solutions revenues decreased by $13.6 million, or 10.0%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. This decrease was primarily attributable to a lower volume of projects in both our U.S. and U.K. businesses due to Pandemic-related shutdowns in the second half of the quarter and the loss of certain accounts in our U.K. business that primarily occurred in the prior year, partially offset by growth in our U.S. business related to bundled energy solutions projects and power projects prior to Pandemic-related shutdowns.
We had an operating loss of $8.4 million during the three months ended April 30, 2020, as compared to an operating profit of $10.6 million during the three months ended April 30, 2019. Operating margin decreased to (6.9)% in the three months ended April 30, 2020 from 7.8% in the three months ended April 30, 2019. The decrease in operating margin was primarily attributable to impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, in the current year we were negatively impacted by: higher commissions expense from the amortization of commissions that were capitalized in the prior year; lower margin projects in our U.S. business; Pandemic-related shutdowns; and the loss of certain higher margin contracts in our U.K. business. The decrease was partially offset by higher tax deductions for energy efficient government building projects.

Corporate
	Three Months Ended April 30,
($ in millions)	2020	2019	Increase
Corporate expenses	$39.5	$38.9	$0.6	1.7%
Corporate expenses increased slightly by $0.6 million, or 1.7%, during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The slight increase in corporate expenses was primarily attributable to:
•a $3.9 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2020; and
•a $1.5 million increase in legal costs.
This increase was offset by:
•a $4.2 million decrease in compensation and related expenses mainly due to the reversal of certain incentive plans;
•a $0.9 million decrease in restructuring and related expenses due to severance and other expenses incurred in the prior year related to the GCA integration, partially offset by expenses related to our ongoing technology initiatives, the majority of which were temporarily suspended during the second quarter of 2020 due to the Pandemic; and
•a $0.7 million decrease in certain technology projects and related support.

Results of Operations

Six Months Ended April 30, 2020 Compared with the Six Months Ended April 30, 2019
Consolidated

	Six Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$3,109.0	$3,202.6	$(93.6)	(2.9)%
Operating expenses	2,739.9	2,860.2	(120.3)	(4.2)%
Gross margin	11.9%	10.7%	118 bps
Selling, general and administrative expenses	237.0	221.1	15.9	7.2%
Restructuring and related expenses	5.0	6.5	(1.5)	(23.5)%
Amortization of intangible assets	25.1	30.0	(4.9)	(16.3)%
Impairment loss	172.8	—	172.8	NM*
Operating (loss) profit	(70.8)	84.8	(155.6)	NM*
Income from unconsolidated affiliates	1.8	1.7	0.1	7.5%
Interest expense	(20.7)	(26.3)	(5.6)	(21.3)%
Income from continuing operations before income taxes	(89.7)	60.2	(149.9)	NM*
Income tax provision	(19.2)	(17.3)	1.9	11.1%
(Loss) income from continuing operations	(108.9)	42.9	(151.8)	NM*
Income (loss) from discontinued operations, net of taxes	0.1	(0.2)	0.3	NM*
Net (loss) income	(108.8)	42.7	(151.5)	NM*
Other comprehensive (loss) income
Interest rate swaps	(9.9)	(12.2)	2.3	18.9%
Foreign currency translation	(3.8)	2.2	(6.0)	NM*
Income tax benefit	2.7	3.3	(0.6)	(19.0)%
Comprehensive (loss) income	$(119.8)	$36.0	$(155.8)	NM*
*Not meaningful
Revenues
        Revenues decreased by $93.6 million, or 2.9%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The decrease in revenues was primarily due to the impact of Pandemic-related shutdowns across our businesses during the second quarter of 2020. Revenues were also impacted by the loss of certain accounts, primarily in our Aviation business and our U.S. B&I business. However, this decrease was partially offset by the expansion of certain accounts and new business within B&I, T&M, and Technical Solutions (primarily before Pandemic-related shutdowns), as well as a significant increase in tag services (including Pandemic-related tag services) during the second quarter of 2020.
Operating Expenses
        Operating expenses decreased by $120.3 million, or 4.2%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. Gross margin increased by 118 bps to 11.9% in the six months ended April 30, 2020 from 10.7% in the six months ended April 30, 2019. The increase in gross margin was primarily associated with improved margins prior to Pandemic-related shutdowns within our U.S. B&I and Aviation businesses, mainly due to the loss of certain lower margin accounts in each business in the prior year. In addition, we had higher margins on tag services during the second quarter of 2020, and a lower self-insurance reserve adjustment related to prior year claims. The increase was partially offset by operational pressures resulting from the Pandemic in the second quarter of 2020.

Selling, General and Administrative Expenses
        Selling, general and administrative expenses increased by $15.9 million, or 7.2%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to:
•an $8.2 million increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic;
•a $4.1 million increase in compensation and related expenses, primarily due to higher commissions expense in the current year attributable to the amortization of commissions within Technical Solutions that were capitalized in the prior year, partially offset by a $4.6 million reduction in share-based compensation expense driven by the reversal of certain incentive plans;
•a $3.9 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2020; and
•a $3.6 million increase in legal costs.
This increase was partially offset by:
•a $2.4 million decrease in certain technology projects and related support; and
•a $2.4 million decrease in travel and entertainment expenses.
Restructuring and Related Expenses
         Restructuring and related expenses decreased by $1.5 million, or 23.5%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The decrease was primarily due to severance and other expenses incurred in the prior year related to the GCA integration, partially offset by expenses related to our ongoing technology initiatives. The majority of these initiatives were temporarily suspended during the second quarter of 2020 due to the Pandemic.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $4.9 million, or 16.3%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, primarily due to certain intangible assets being amortized using the sum-of-the-years'-digits method, which results in declining amortization expense over the useful lives of the assets.
Interest Expense
Interest expense decreased by $5.6 million, or 21.3%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, primarily due to lower relative interest rates in the current year and lower average borrowings in the current year through the end of March 2020, when we borrowed the then-remaining availability under our revolving line of credit..
Impairment Loss
During the six months ended April 30, 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic.

Income Taxes from Continuing Operations
        Our effective tax rates on income from continuing operations for the six months ended April 30, 2020 and April 30, 2019 were (21.4)% and 28.7%, respectively, resulting in provisions for taxes of $19.2 million and $17.3 million, respectively. Our effective tax rate for the six months ended April 30, 2020 was impacted by the impairment of non-deductible goodwill and a $1.5 million provision related to hiring credits, including WOTC. Our effective tax rate for the six months ended April 30, 2019 was impacted by the following discrete items: a $1.4 million provision related to hiring credits, including WOTC, and a $1.4 million provision related to certain reserves.
Interest Rate Swaps
        The unrealized loss on interest rate swaps decreased by $2.3 million, or 18.9%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
        We had a foreign currency translation loss of $3.8 million during the six months ended April 30, 2020, as compared to a foreign currency translation gain of $2.2 million during the six months ended April 30, 2019. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues
Business & Industry	$1,606.5	$1,636.6	$(30.1)	(1.8)%
Technology & Manufacturing	467.6	460.4	7.2	1.6%
Aviation	423.5	502.4	(78.9)	(15.7)%
Education	408.0	418.2	(10.2)	(2.4)%
Technical Solutions	264.3	252.0	12.3	4.9%
Elimination of inter-segment revenues	(61.0)	(67.0)	6.0	9.0%
	$3,109.0	$3,202.6	$(93.6)	(2.9)%
Operating (loss) profit
Business & Industry	$97.4	$86.0	$11.4	13.4%
Operating profit margin	6.1%	5.3%	81 bps
Technology & Manufacturing	36.3	37.4	(1.1)	(2.7)%
Operating profit margin	7.8%	8.1%	(34) bps
Aviation	(54.9)	8.7	(63.6)	NM*
Operating margin	(13.0)%	1.7%	NM*
Education	(74.6)	20.8	(95.4)	NM*
Operating margin	(18.3)%	5.0%	NM*
Technical Solutions	(0.1)	17.3	(17.4)	NM*
Operating margin	0.0%	6.9%	(690) bps
Government Services	—	(0.1)	0.1	74.5%
Operating margin	NM*	NM*	NM*
Corporate	(72.8)	(83.6)	10.8	12.8%
Adjustment for income from unconsolidated affiliates, included in Aviation	(1.8)	(1.7)	(0.1)	(9.8)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	—	(0.4)	NM*
	$(70.8)	$84.8	$(155.6)	NM*
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$1,606.5	$1,636.6	$(30.1)	(1.8)%
Operating profit	97.4	86.0	11.4	13.4%
Operating profit margin	6.1%	5.3%	81 bps
        B&I revenues decreased by $30.1 million, or 1.8%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The decrease was primarily attributable to the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts that occurred primarily towards the end of the prior year and account compression resulting from Pandemic-related shutdowns in certain markets within both our U.S. and U.K. businesses. The decrease was partially offset by the targeted expansion of certain key clients within our U.S. business, an increase in tag services (including Pandemic-related tag services), and net new business in our U.K. operations. Management reimbursement revenues for this segment totaled $135.4 million and $140.3 million for the six months ended April 30, 2020 and 2019, respectively.

        Operating profit increased by $11.4 million, or 13.4%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. Operating profit margin increased by 81 bps to 6.1% in the six months ended April 30, 2020 from 5.3% in the six months ended April 30, 2019. The increase in operating profit margin was primarily associated with higher margins on certain accounts in both our U.S. and U.K. businesses, including the exit from certain lower margin or underperforming accounts in our U.S. business, as well as higher margins on tag services. The increase was partially offset by account compression resulting from Pandemic-related shutdowns in certain markets during the second quarter of 2020 and higher reserves established for client receivables mainly associated with increasing credit risk in certain industries (such as retail, sports arenas, shopping malls, and rental car providers) resulting from the Pandemic.

Technology & Manufacturing
	Six Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$467.6	$460.4	$7.2	1.6%
Operating profit	36.3	37.4	(1.1)	(2.7)%
Operating profit margin	7.8%	8.1%	(34) bps
        T&M revenues increased by $7.2 million, or 1.6%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The increase was primarily related to new business, the expansion of certain accounts, and an increase in tag services (including Pandemic-related tag services). The increase was partially offset by the loss of certain accounts that occurred primarily in the prior year.
        Operating profit decreased by $1.1 million, or 2.7%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. Operating profit margin decreased by 34 bps to 7.8% in the six months ended April 30, 2020 from 8.1% in the six months ended April 30, 2019. The decrease in operating profit margin was primarily attributable to higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic and the loss of certain higher margin accounts that occurred in the prior year, all partially offset by lower amortization of intangible assets and higher margins on tag services.

Aviation
	Six Months Ended April 30,
($ in millions)	2020	2019	Decrease
Revenues	$423.5	$502.4	$(78.9)	(15.7)%
Operating (loss) profit	(54.9)	8.7	(63.6)	NM*
Operating margin	(13.0)%	1.7%	NM*
*Not meaningful
        Aviation revenues decreased by $78.9 million, or 15.7%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The decrease was primarily attributable to the loss of certain cabin cleaning and passenger services accounts that occurred primarily in the prior year as well as governmental travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic during the second quarter of 2020. The decrease was partially offset by new contract wins during the first quarter of 2020 and Pandemic-related cleaning services towards the end of the second quarter. Management reimbursement revenues for this segment totaled $46.6 million and $47.6 million for the six months ended April 30, 2020 and 2019, respectively.
        We had an operating loss of $54.9 million during the six months ended April 30, 2020, as compared to an operating profit of $8.7 million during the six months ended April 30, 2019. Operating margin decreased to (13.0)% in the six months ended April 30, 2020 from 1.7% in the six months ended April 30, 2019. The decrease in operating margin was primarily attributable to impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Operating margin was also negatively impacted by Pandemic-related volume reductions during the second quarter of 2020 and operational issues on certain accounts during the first quarter of 2020. Operating margin was positively impacted by the loss of a lower margin cabin cleaning account that occurred in the prior year, higher margins on certain new contracts during the first quarter of 2020, and the management of direct labor and related personnel costs during the Pandemic.

Education
	Six Months Ended April 30,
($ in millions)	2020	2019	Decrease
Revenues	$408.0	$418.2	$(10.2)	(2.4)%
Operating (loss) profit	(74.6)	20.8	(95.4)	NM*
Operating margin	(18.3)%	5.0%	NM*
*Not meaningful
        Education revenues decreased by $10.2 million, or 2.4%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The decrease was primarily attributable to compression of certain accounts, mainly resulting from Pandemic-related school closures during the second quarter of 2020, and lower traditional tag services in the current year. The decrease was partially offset by the acceleration of certain seasonal services we were able to perform on-site while schools were closed during the Pandemic and Pandemic-related tag services performed during the second quarter of 2020.
        We had an operating loss of $74.6 million during the six months ended April 30, 2020, as compared to an operating profit of $20.8 million during the six months ended April 30, 2019. Operating margin decreased to (18.3)% in the six months ended April 30, 2020 from 5.0% in the six months ended April 30, 2019. The decrease in operating margin was primarily attributable to goodwill impairment charges of $99.3 million due to the adverse impact of market and business conditions resulting from the Pandemic and to higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. The decrease was partially offset by the management of direct labor and related personnel costs during the Pandemic-related school closures, lower amortization of intangible assets, and higher margins on Pandemic-related tag services.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$264.3	$252.0	$12.3	4.9%
Operating (loss) profit	(0.1)	17.3	(17.4)	NM*
Operating margin	0.0%	6.9%	(690) bps
*Not meaningful
Technical Solutions revenues increased by $12.3 million, or 4.9%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The increase was primarily attributable to growth in our U.S. business related to bundled energy solutions projects and power projects prior to Pandemic-related shutdowns. This increase was partially offset by a lower volume of projects in both our U.S. and U.K. businesses due to Pandemic-related shutdowns during the second quarter of 2020, as well as the loss of certain accounts in our U.K. business that primarily occurred during the prior year.
        We had an operating loss of $0.1 million during the six months ended April 30, 2020, as compared to an operating profit of $17.3 million during the six months ended April 30, 2019. Operating margin decreased by 690 bps to 0.0% in the six months ended April 30, 2020 from 6.9% in the six months ended April 30, 2019. The decrease in operating profit margin was primarily attributable to impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. In addition, during the current year we were negatively impacted by: higher commissions expense due to the amortization of commissions that were capitalized in the prior year; lower margin projects in our U.S. business; Pandemic-related shutdowns; and the loss of certain higher margin contracts in our U.K. business. The decrease was partially offset by higher tax deductions for energy efficient government building projects.

Corporate
	Six Months Ended April 30,
($ in millions)	2020	2019	Decrease
Corporate expenses	$72.8	$83.6	$(10.8)	(12.8)%
        Corporate expenses decreased by $10.8 million, or 12.8%, during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The decrease in corporate expenses was primarily attributable to:
•an $11.6 million decrease in self-insurance reserve adjustments related to prior year claims;
•a $2.6 million decrease in compensation and related expenses mainly due to the reversal of certain incentive plans;
•a $2.4 million decrease in certain technology projects and related support; and
•a $1.5 million decrease in restructuring and related expenses due to severance and other expenses incurred in the prior year related to the GCA integration, partially offset by expenses related to our ongoing technology initiatives, the majority of which were temporarily suspended during the second quarter of 2020 due to the Pandemic.
This decrease was partially offset by:
•a $4.3 million increase in legal costs; and
•a $3.9 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the three months ended April 30, 2020.

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
We believe that the Pandemic has had, and will likely continue to have, an adverse impact on our consolidated financial position, results of operations, and cash flows. Since we cannot predict the duration or scope of the Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal 2020 or in the future. It is also possible that we may experience an adverse impact on cash collections of our accounts receivable as a result of the impact of the Pandemic on our clients.
We are taking certain steps to preserve liquidity, including: temporary pay reductions, temporary furloughs or working hour reductions for certain staff and management employees, and the temporary suspension of certain benefits; actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by shutdowns; reducing our planned capital and operating expenditures and management of other expenses; and suspending share repurchases under our share repurchase program. In addition, we continue focusing on collection of customer receivables, monitoring the adequacy of our reserves, and extending vendor payment terms where possible. We also expect the deferral of certain payroll tax remittances as permitted under the CARES Act to provide us with additional relief.
In addition, we are taking certain steps to ensure adequate access to liquidity. In late March 2020, we borrowed approximately $300 million under our revolving line of credit, which represented all amounts then available under the Credit Facility, as a precautionary measure to provide increased liquidity and preserve financial flexibility due to uncertainty resulting from the Pandemic. On May 28, 2020 we amended our Credit Facility (the “Amendment”) in order to enhance our financial flexibility, as further described under “Credit Facility” below.
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
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. In late March 2020, we borrowed approximately $300 million as a precautionary measure to provide increased liquidity and preserve financial flexibility in response to uncertainty resulting from the Pandemic. This represented all remaining amounts then available under the revolving line of credit. We may repay amounts borrowed under the Credit Facility at any time without penalty.
The Amendment modified the financial covenants under the Credit Facility including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio (allowing for up to $100 million in cash and cash equivalents to be excluded from the calculation of total indebtedness) that varies on a quarterly basis and adjusts to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants.

The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that requires us to repay outstanding revolving loans or swingline loans if, at any time, we have in excess of $250 million of cash and cash equivalents on our balance sheet in future periods. The Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions, restrictions to our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio. At April 30, 2020, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three and six months ended April 30, 2020, we made principal payments of $15.0 million and $30.0 million, respectively, under the term loan. At April 30, 2020, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $1.2 billion and $153.1 million, respectively. The cash borrowings included the additional borrowings from late March 2020 described above. At April 30, 2020, we had up to $152.5 million of borrowing capacity, reflecting covenant restrictions.
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
IFM Insurance Company
IFM Assurance Company (“IFM”) is a wholly-owned captive insurance company that we formed in 2015 and began providing coverage to us as of January 1, 2015. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs.
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At April 30, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.

Three and Six Months Ended
(in millions, except per share amounts)	April 30, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1

Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $128.0 million during the six months ended April 30, 2020. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Six Months Ended April 30,
(in millions)	2020	2019
Net cash provided by operating activities	$128.0	$56.3
Net cash used in investing activities	(9.3)	(27.1)
Net cash provided by (used in) financing activities	376.8	(15.0)
Operating Activities
Net cash provided by operating activities increased by $71.7 million during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. This increase was primarily related to the timing of client receivable collections, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities decreased by $17.8 million during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. This decrease was primarily related to lower additions to property, plant and equipment in the current year.
Financing Activities
Net cash provided by financing activities was $376.8 million during the six months ended April 30, 2020, as compared to net cash used in financing activities of $15.0 million during the six months ended April 30, 2019. The change was primarily related to higher net borrowings in the current year, driven by the March 2020 draw-down of all remaining amounts then available under our Credit Facility as a precautionary measure in response to uncertainty resulting from the Pandemic.

Contingencies

We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At April 30, 2020, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.8 million.
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
We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $12 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Recent Accounting Pronouncements

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of the London Interbank Offered Rate (“LIBOR”). The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	This update can be adopted prospectively no later than December 1, 2022, with early adoption permitted.
2020-03	Codification Improvements to Financial Instruments	This ASU, issued in March 2020, makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard.	Certain amendments contained within this update were effective upon issuance and had no material impact on our financial statements. The amendments related to ASU 2019-04 and ASU 2016-13 will be adopted in conjunction with ASU 2016-13, as described below.
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	This ASU, issued in February 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The new guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	November 1, 2021 This update will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2021 The amendments have differing adoption methods including retrospectively, prospectively, and/or on a modified retrospective basis.

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2019-04	Codification Improvements to Topic 326: Financial Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments	This ASU, issued in April 2019, provides narrow-scope amendments designed to assist in the application of the following updates and the related accounting standards:

(1) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

(2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities; and

(3) ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

We are currently evaluating the impact of implementing the guidance related to (1) and (3) on our financial statements.	(1) The amendments related to ASU 2016-13 will be adopted in conjunction with that ASU, as further described below.

(2) We adopted this guidance effective November 1, 2019 on a prospective basis with no significant impact on our consolidated financial statements.

(3) Since we already adopted ASU 2016-01, the related amendments will be effective for us on November 1, 2020 and will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings.
2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	This ASU, issued in November 2018, provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. It specifically addresses when the participant is a customer in the context of a unit of account, adds unit of account guidance in Topic 808 to align with guidance in Topic 606, and precludes presenting the collaborative arrangement transaction together with revenue recognized under Topic 606 if the collaborative arrangement participant is not a customer.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	This ASU, issued in October 2018, provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interest.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	This ASU, issued in October 2018, adds the Overnight Index Swap (“OIS”) rate based on the SOFR (a swap rate based on the underlying overnight SOFR rate) as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s trading activity in specified segments of the U.S. Treasury repo market. SOFR was selected by the Alternative Reference Rates Committee as its preferred alternative reference rate to LIBOR.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	Since we early adopted ASU 2017-12, this update will be effective for us on November 1, 2020, on a prospective basis.
2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU, issued in August 2018, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU, issued in August 2018, modifies the disclosure requirements on company-sponsored defined benefit plans.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This ASU, issued in August 2018, modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 The amendments related to disclosure requirements within this update will be applied prospectively and the other amendments will be applied retrospectively.
2016-13 2019-11 2019-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	ASU 2016-13, issued in June 2016, replaces the existing guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This "expected loss" model will result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon occurrence of an event that gives rise to the incurrence of a probable loss.

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
There were no other changes in our internal control over financial reporting during the second quarter of 2020 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic (the “Pandemic”), many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the second quarter of 2020. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS.
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2019 (“Annual Report”) in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
In light of developments relating to the novel coronavirus (“COVID-19”) pandemic (the “Pandemic”) occurring subsequent to the filing of our Annual Report on Form 10-K, we are supplementing the risk factors previously disclosed in our Annual Report with the following risk factor, which should be read in conjunction with the other risk factors presented in our Annual Report.
The Pandemic has had and is expected to continue having a negative effect on the global economy, and the United States economy, and has disrupted and is expected to continue disrupting our operations and our clients’ operations, which has adversely affected and may continue to adversely affect our business, results of operations, cash flows, and financial condition.
The Pandemic and measures taken by authorities in response to the Pandemic, such as travel bans and restrictions, shelter-in-place/stay-at-home orders, and business and school shutdowns, have disrupted and are expected to continue disrupting our business. These disruptions heighten the potential adverse effects on our business, financial condition, results of operations, and cash flows that are described in certain of the risk factors described in our Annual Report. The evolving scale and scope of the Pandemic will affect the degree of these adverse effects, including, but not limited to, the likelihood of and impacts from:
•overall economic conditions, which have been and will likely continue to be adversely impacted by the Pandemic and related shutdowns;
•our ability to maintain sufficient key personnel due to employee illness, quarantine requirements, worker absences, social-distancing, travel, or other restrictions;
•reduced availability and productivity of labor;
•continued or expanded closures of our clients’ facilities;
•our clients’ demand and ability to pay for our services, or attempts by our clients to defer payments owed to us;
•our ability to obtain new clients, expand, or otherwise execute strategic plans;
•our ability to comply with new legal or regulatory requirements enacted in connection with the Pandemic;
•legal actions or proceedings related to the Pandemic; and
•the ability of third parties on which we rely, including our suppliers, to timely meet their obligations to us, or significant disruptions in their ability to do so.
The extent of the impact of the Pandemic depends on future developments and is highly uncertain due to the unknown duration and severity of the Pandemic. Given these uncertainties, we cannot estimate the full impacts the Pandemic will have on our business, results of operations, cash flows, or financial condition, but the adverse impacts could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal 2020:
Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
2/1/2020 - 2/29/2020	0.1	$37.26	0.1	$146.6
3/1/2020 - 3/31/2020	0.1	$34.18	0.1	$144.9
4/1/2020 - 4/30/2020	0.0	$—	0.0	$144.9
Total	0.2	$36.16	0.2	$144.9
(1) In December 2019, our Board of Directors authorized a new stock repurchase program that authorized us to acquire up to $150 million of our common stock. Under the repurchase program, we may repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions, or otherwise, from time to time based on market conditions and other factors. Due to the market and business conditions arising from the Pandemic, during March 2020 we suspended further repurchases of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1†
Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent

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

ABM Industries Incorporated

June 18, 2020	/s/ D. Anthony Scaglione
D. Anthony Scaglione Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 18, 2020	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)