Form 10-Q
period 2020-07-31
ABM INDUSTRIES INC /DE/
filed 2020-09-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 04, 2020: 66,687,103

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
•The novel coronavirus (“COVID-19”) pandemic (the “Pandemic”) has had and is expected to continue having a negative effect on the global economy, and the United States economy, and has disrupted and is expected to continue disrupting our operations and our clients’ operations, which has adversely affected and may continue to adversely affect our business, results of operations, cash flows, and financial condition.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2020	October 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$229.4	$58.5
Trade accounts receivable, net of allowances of $36.0 and $22.4 at July 31, 2020 and October 31, 2019, respectively	845.5	1,013.2
Costs incurred in excess of amounts billed	72.5	72.6
Prepaid expenses	95.8	75.7
Other current assets	69.1	55.5
Total current assets	1,312.2	1,275.4
Other investments	10.9	14.0
Property, plant and equipment, net of accumulated depreciation of $231.3 and $199.5 at July 31, 2020 and October 31, 2019, respectively	137.1	150.3
Right-of-use assets	156.6	—
Other intangible assets, net of accumulated amortization of $332.4 and $309.0 at July 31, 2020 and October 31, 2019, respectively	251.2	297.2
Goodwill	1,672.1	1,835.4
Other noncurrent assets	128.2	120.3
Total assets	$3,668.3	$3,692.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$86.6	$57.2
Trade accounts payable	221.9	280.7
Accrued compensation	153.7	189.3
Accrued taxes—other than income	41.6	63.6
Insurance claims	157.6	149.8
Income taxes payable	4.8	3.5
Current portion of lease liabilities	37.2	—
Other accrued liabilities	174.1	158.2
Total current liabilities	877.4	902.4
Long-term debt, net	664.2	744.2
Long-term lease liabilities	141.1	—
Deferred income tax liability, net	25.9	47.7
Noncurrent insurance claims	378.3	365.2
Other noncurrent liabilities	118.3	78.8
Noncurrent income taxes payable	11.8	12.2
Total liabilities	2,217.0	2,150.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,676,970 and 66,571,427 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively	0.7	0.7
Additional paid-in capital	714.9	708.9
Accumulated other comprehensive loss, net of taxes	(30.1)	(23.9)
Retained earnings	765.9	856.3
Total stockholders’ equity	1,451.3	1,542.0
Total liabilities and stockholders’ equity	$3,668.3	$3,692.6
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues	$1,394.1	$1,647.9	$4,503.0	$4,850.6
Operating expenses	1,174.9	1,454.1	3,914.8	4,314.2
Selling, general and administrative expenses	113.7	119.8	350.8	340.9
Restructuring and related expenses	—	2.0	5.0	8.5
Amortization of intangible assets	11.8	14.9	37.0	44.9
Impairment loss	—	—	172.8	—
Operating profit	93.6	57.3	22.8	142.1
Income from unconsolidated affiliates	0.2	0.7	2.0	2.4
Interest expense	(13.8)	(12.9)	(34.5)	(39.2)
Income (loss) from continuing operations before income taxes	80.0	45.0	(9.7)	105.3
Income tax provision	(24.0)	(8.5)	(43.2)	(25.8)
Income (loss) from continuing operations	56.0	36.5	(52.9)	79.4
Income from discontinued operations, net of taxes	—	0.2	0.1	—
Net income (loss)	56.0	36.8	(52.8)	79.4
Other comprehensive income (loss)
Interest rate swaps	0.7	(5.7)	(9.2)	(17.9)
Foreign currency translation	4.3	(4.6)	0.5	(2.4)
Income tax (provision) benefit	(0.2)	1.6	2.5	4.9
Comprehensive income (loss)	$60.8	$28.0	$(59.0)	$64.0
Net income (loss) per common share — Basic
Income (loss) from continuing operations	$0.84	$0.55	$(0.79)	$1.19
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.84	$0.55	$(0.79)	$1.19
Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.83	$0.55	$(0.79)	$1.19
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.83	$0.55	$(0.79)	$1.19
Weighted-average common and common equivalent shares outstanding
Basic	66.9	66.6	66.9	66.5
Diluted	67.2	67.0	66.9	66.8
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2020		2019		2020		2019
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.6	$0.7	66.3	$0.7	66.6	$0.7	66.0	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	0.1	—	0.2	—	0.4	—
Repurchase of common stock	—	—	—	—	(0.2)	—	—	—
Balance, end of period	66.7	0.7	66.4	0.7	66.7	0.7	66.4	0.7
Additional Paid-in Capital
Balance, beginning of period		707.1		700.6		708.9		691.8
Stock issued under employee stock purchase and share-based compensation plans, net		0.9		1.5		—		1.5
Share-based compensation expense		6.9		4.8		11.1		13.6
Repurchase of common stock		—		—		(5.1)		—
Balance, end of period		714.9		706.9		714.9		706.9
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(34.9)		(15.7)		(23.9)		(9.0)
Other comprehensive income (loss)		4.8		(8.7)		(6.2)		(15.4)
Balance, end of period		(30.1)		(24.4)		(30.1)		(24.4)
Retained Earnings
Balance, beginning of period		722.3		795.9		856.3		771.2
Net income (loss)		56.0		36.8		(52.8)		79.4
Dividends
Common stock ($0.185, $0.180, $0.555, and $0.540 per share)		(12.3)		(11.9)		(37.0)		(35.8)
Stock issued under share-based compensation plans		(0.1)		(0.1)		(0.6)		(0.8)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09		—		—		—		6.5
Balance, end of period		765.9		820.5		765.9		820.5
Total Stockholders’ Equity		$1,451.3		$1,503.6		$1,451.3		$1,503.6
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2020	2019
Cash flows from operating activities
Net (loss) income	$(52.8)	$79.4
Income from discontinued operations, net of taxes	(0.1)	—
(Loss) income from continuing operations	(52.9)	79.4
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	73.2	81.4
Impairment loss	172.8	—
Deferred income taxes	(19.4)	(3.8)
Share-based compensation expense	11.1	13.6
Provision for bad debt	19.5	5.0
Amortization of accumulated other comprehensive gain on interest rate swaps	(5.0)	(4.3)
Discount accretion on insurance claims	0.6	0.6
Loss (gain) on sale of assets	1.4	(0.1)
Income from unconsolidated affiliates	(2.0)	(2.4)
Distributions from unconsolidated affiliates	0.1	3.6
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	148.3	(120.6)
Prepaid expenses and other current assets	(39.3)	(16.1)
Right-of-use assets	10.9	—
Other noncurrent assets	(2.0)	6.7
Trade accounts payable and other accrued liabilities	(125.6)	41.0
Long-term lease liabilities	(13.1)	—
Insurance claims	20.2	8.0
Income taxes payable	5.9	13.7
Other noncurrent liabilities	54.2	8.3
Total adjustments	311.6	34.6
Net cash provided by operating activities of continuing operations	258.7	114.0
Net cash provided by operating activities of discontinued operations	0.1	—
Net cash provided by operating activities	258.8	114.0
Cash flows from investing activities
Additions to property, plant and equipment	(28.9)	(44.4)
Proceeds from sale of assets	5.8	0.3
Proceeds from redemption of auction rate security	5.0	—
Net cash used in investing activities	(18.1)	(44.1)
Cash flows from financing activities
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(0.6)	0.7
Repurchases of common stock	(5.1)	—
Dividends paid	(37.0)	(35.8)
Deferred financing costs paid	(4.4)	—
Borrowings from credit facility	1,052.0	1,219.9
Repayment of borrowings from credit facility	(1,103.1)	(1,236.8)
Changes in book cash overdrafts	31.3	3.4
Financing of energy savings performance contracts	1.5	4.9
Repayment of finance leases	(2.7)	(2.7)
Net cash used in financing activities	(68.1)	(46.4)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(2.1)
Net increase in cash and cash equivalents	170.9	21.5
Cash and cash equivalents at beginning of year	58.5	39.1
Cash and cash equivalents at end of period	$229.4	$60.5
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
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met while actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns.
In addition, during the second and third quarters of 2020, we took several human capital management actions to help align our organization operationally and help mitigate the financial impact of the Pandemic on our business, one of which included temporary furloughs for certain staff and management employees. To continue supporting furloughed staff and management employees during the Pandemic, we paid 100% of health insurance premiums during the furlough period for those enrolled in health benefit plans. Most of the furloughed staff and management employees returned to work effective August 1, 2020, and we have not accrued any additional expenses associated with these employees as of and for the three months ended July 31, 2020.
Refer to additional discussion regarding the Pandemic and the impact on our business throughout this document, including Note 7, “Fair Value of Financial Instruments,” Note 9, “Credit Facility,” and Item 2., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Business & Industry	$42.6	$70.9	$178.0	$211.2
Aviation	14.8	24.4	61.4	72.0
Total	$57.4	$95.3	$239.3	$283.2
Recently Adopted Accounting Standards
Our significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report. There have been no material changes to our significant accounting policies during the nine months ended July 31, 2020, other than as described below.
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
The adoption of Topic 842 had a significant impact on our unaudited Consolidated Balance Sheet, but did not have a significant impact on our unaudited Consolidated Statement of Comprehensive Income (Loss), our unaudited Consolidated Statement of Stockholders’ Equity, our unaudited Consolidated Statement of Cash Flows, our liquidity, or our compliance with the various covenants contained within our credit facility, as further described in Note 9, “Credit Facility.” The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 4, “Leases,” for additional information on our lease arrangements.
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
In April 2020, the FASB issued a question and answer document focused on the application of lease accounting guidance to lease concessions provided as a result of the Pandemic (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We have elected this practical expedient for Pandemic-related rent concessions, primarily rent deferrals or rent abatements, and we have elected not to remeasure the related lease liability and ROU asset for those leases. These concessions will be recognized as a reduction of rent expense in the month they occur. This election will continue while these concessions are in effect. Pandemic-related lease concessions were not material for the three and nine months ended July 31, 2020.
We do not expect there to be a significant impact on our fiscal 2021 consolidated financial statements from any recently issued accounting pronouncements that we have not yet adopted.

3. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, as further explained below. The type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Technology and Manufacturing (“T&M”), Education, Aviation, and Technical Solutions, as described in Note 13, “Segment Information.”

	Three Months Ended July 31, 2020						Nine Months Ended July 31, 2020
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total	B&I	T&M	Education	Aviation	Technical Solutions	Total
Janitorial(1)	$596.9	$197.1	$165.7	$26.9	$—	$986.6	$1,786.9	$573.1	$529.4	$91.2	$—	$2,980.5
Parking(2)	67.7	8.5	0.2	46.9	—	123.3	290.7	24.0	1.5	203.1	—	519.4
Facility Services(3)	92.2	37.6	22.7	6.3	—	158.8	285.5	113.7	65.7	24.8	—	489.7
Building & Energy Solutions(4)	—	—	—	—	119.2	119.2	—	—	—	—	383.5	383.5
Airline Services(5)	0.1	—	—	36.2	—	36.3	0.3	—	—	220.7	—	221.0
	$756.9	$243.2	$188.6	$116.4	$119.2	$1,424.2	$2,363.4	$710.8	$596.6	$539.9	$383.5	$4,594.1
Elimination of inter-segment revenues						(30.1)						(91.1)
Total						$1,394.1						$4,503.0

	Three Months Ended July 31, 2019						Nine Months Ended July 31, 2019
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total	B&I	T&M	Education	Aviation	Technical Solutions	Total
Janitorial(1)	$576.9	$184.2	$191.4	$32.4	$—	$985.0	$1,738.2	$554.4	$566.8	$94.0	$—	$2,953.4
Parking(2)	129.5	6.3	0.7	83.6	—	220.1	383.3	19.6	2.3	253.7	—	658.8
Facility Services(3)	101.4	36.5	23.3	18.5	—	179.6	322.5	113.2	64.6	54.5	—	554.7
Building & Energy Solutions(4)	—	—	—	—	165.7	165.7	—	—	—	—	417.7	417.7
Airline Services(5)	0.1	—	—	128.8	—	128.9	0.5	0.1	—	363.7	—	364.2
	$807.9	$226.9	$215.4	$263.3	$165.7	$1,679.3	$2,444.5	$687.3	$633.6	$765.8	$417.7	$4,948.9
Elimination of inter-segment revenues						(31.3)						(98.3)
Total						$1,647.9						$4,850.6
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These arrangements are often structured as monthly fixed-price, square-foot, cost-plus, and tag services (work orders) contracts.
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
Remaining Performance Obligations
At July 31, 2020, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $181.5 million. We expect to recognize revenue on approximately 83% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2020	October 31, 2019
Contract assets
Billed trade receivables(1)	$829.3	$978.7
Unbilled trade receivables(1)	52.2	56.9
Costs incurred in excess of amounts billed(2)	72.5	72.6
Capitalized commissions(3)	22.6	21.8
(1) Included in trade accounts receivable, net, on the consolidated balance sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the consolidated balance sheets. During the nine months ended July 31, 2020, we capitalized $10.6 million of new costs and amortized $9.8 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2020
Contract liabilities(1)
Balance at beginning of period	$38.0
Additional contract liabilities	246.1
Recognition of deferred revenue	(241.7)
Balance at end of period	$42.3
(1) Included in other accrued liabilities on the consolidated balance sheets.

4. LEASES

We primarily lease office space, parking facilities, warehouses, vehicles, and equipment. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate in a lease is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities. Our incremental borrowing rate as of November 1, 2019 was utilized for the initial measurement of operating lease liabilities upon adoption of Topic 842, as described in Note 2, “Basis of Presentation and Significant Accounting Policies.”
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

The components of lease assets and liabilities and their classification on our unaudited Consolidated Balance Sheets as of July 31, 2020 were as follows:

		Balance at
(in millions)	Classification	July 31, 2020
Lease assets
Operating leases	Right-of-use assets	$156.6
Finance leases	Property, plant and equipment, net(1)	6.8
Total lease assets		$163.4

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$37.2
Finance leases	Other accrued liabilities	4.1
Noncurrent liabilities
Operating leases	Long-term lease liabilities	141.1
Finance leases	Other noncurrent liabilities	1.8
Total lease liabilities		$184.2
(1) Finance lease assets are recorded net of accumulated amortization of $13.9 million as of July 31, 2020.
Total lease costs for the three and nine months ended July 31, 2020 were $22.3 million and $75.9 million, respectively, including operating leases of $21.0 million and $72.2 million, respectively, and finance leases of $1.3 million, and $3.7 million, respectively. The components of lease costs and classification within the unaudited Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2020	July 31, 2020
Operating lease costs:
Operating expenses(1)(2)	$14.8	$52.9
Selling, general and administrative expenses(3)	6.2	19.3
Finance lease costs:
Operating expenses(4)	1.2	3.3
Interest expense(5)	0.1	0.4
Total lease costs	$22.3	$75.9
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.
The following table presents information on short-term and variable lease costs:

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2020	July 31, 2020
Short-term lease costs	$9.5	$35.9
Variable lease costs	—	3.0
Total short-term and variable lease costs	$9.5	$38.9
Sublease income generated during the three and nine months ended July 31, 2020 was immaterial. We continue to monitor the impact of the Pandemic on our subleases; however, we do not expect a significant impact.

The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Consolidated Balance Sheets as of July 31, 2020 are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Remainder of fiscal 2020	$11.3	$1.0	$12.3
Fiscal 2021	42.4	3.3	45.7
Fiscal 2022	35.0	1.7	36.7
Fiscal 2023	29.5	0.9	30.4
Fiscal 2024	24.0	—	24.0
Thereafter	61.4	—	61.4
Total lease payments	203.7	6.9	210.5
Less: imputed interest	25.4	1.0	26.3
Present value of lease liabilities	$178.3	$5.9	$184.2
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of July 31, 2020 that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

As of
July 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.1
Finance leases	2.2
Weighted-average discount rate
Operating leases	4.11%
Finance leases	4.50%
The following table includes supplemental cash and non-cash information related to operating leases:

Nine Months Ended
(in millions)	July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34.5
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	2.7
Lease assets obtained in exchange for new operating lease liabilities(1)	15.4
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
GCA Restructuring and Other Initiatives
Following the acquisition of GCA, during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies and subsequently incurred expenses primarily related to employee severance, the migration and upgrade of several key technology platforms, and the consolidation of certain real estate leases. Additionally, during 2019 we reorganized our former Healthcare business and incurred immaterial severance expense. In early 2020 we continued our technology-based modernization efforts, including standardizing our financial systems. However, due to the Pandemic, the majority of these projects have been temporarily suspended since the second quarter of 2020.
2020 Vision Restructuring
During the fourth quarter of 2015, we initiated a restructuring plan as part of a comprehensive strategy intended to have a positive transformative effect on ABM (the “2020 Vision”). These actions were substantially completed by the end of fiscal 2019 at a cumulative cost of $66.5 million.
Rollforward of Restructuring and Related Liabilities

(in millions)	Balance, October 31, 2019	Costs Recognized(1)	Payments	Non-Cash Items	Balance, July 31, 2020
Employee severance	$3.0	$0.3	$(1.8)	$—	$1.5
External support fees	0.5	1.4	(1.9)	—	—
Other project fees	0.7	3.3	(3.7)	(0.2)	0.2
Lease exit costs and asset impairment	2.7	—	(0.2)	(2.5)	—
Total	$7.0	$5.0	$(7.6)	$(2.7)	$1.7
(1) We include these costs within corporate expenses.

Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA and Other	$4.9	$18.3	$15.7	$0.7	$—	$39.6
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$34.9	$31.3	$26.3	$8.4	$5.2	$106.1

6. NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted Net Income (Loss) Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations	$56.0	$36.5	$(52.9)	$79.4
Income from discontinued operations, net of taxes	—	0.2	0.1	—
Net income (loss)	$56.0	$36.8	$(52.8)	$79.4

Weighted-average common and common equivalent shares outstanding — Basic	66.9	66.6	66.9	66.5
Effect of dilutive securities(1)
Restricted stock units	0.1	0.2	—	0.2
Stock options	0.1	0.1	—	0.1
Performance shares	0.1	—	—	—
Weighted-average common and common equivalent shares outstanding — Diluted	67.2	67.0	66.9	66.8

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$0.84	$0.55	$(0.79)	$1.19
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.84	$0.55	$(0.79)	$1.19

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.83	$0.55	$(0.79)	$1.19
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.83	$0.55	$(0.79)	$1.19
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Anti-dilutive	0.4	0.1	0.6	0.3

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2020	October 31, 2019
Cash and cash equivalents(1)	1	$229.4	$58.5
Insurance deposits(2)	1	0.7	0.8
Assets held in funded deferred compensation plan(3)	1	2.6	2.5
Credit facility(4)	2	757.3	808.4
Interest rate swap liabilities(5)	2	18.8	14.6
Investments in auction rate securities(6)	3	—	5.0
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At July 31, 2020 and October 31, 2019, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 9, “Credit Facility,” for further information.
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
At October 31, 2019 we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that was included in “Other investments” on the accompanying unaudited Consolidated Balance Sheets. During the first quarter of 2020, this auction rate security was called by the issuer, and we received proceeds for the fair value of this debt instrument of $5.0 million. There were no unrealized gains or losses on this auction rate security included in accumulated other comprehensive loss (“AOCL”). At July 31, 2020 we had no investments in auction rate securities.
During the nine months ended July 31, 2020, we had no transfers of assets or liabilities between any of the above hierarchy levels.
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
Goodwill
Due to the triggering event identified above arising from the impact of the Pandemic, we first performed a qualitative assessment of goodwill to determine whether it was more likely than not that impairment occurred within our goodwill reporting units in the second quarter of 2020. Based on this qualitative assessment, we determined that goodwill impairment was not more likely than not in our goodwill reporting units, other than in Education, Aviation, and our U.K. Technical Solutions business. As a result, we performed an interim quantitative impairment test as of March 31, 2020, on these three goodwill reporting units.
For the three goodwill reporting units tested quantitatively, we estimated the fair value using a weighting of fair values derived from an income approach and a market approach, as further described below. Based on the evaluation performed, we determined that goodwill was impaired for each of the three goodwill reporting units evaluated and recognized a non-cash impairment charge totaling $163.8 million ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business). The impairment charge is included in “Impairment loss” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the nine months ended July 31, 2020, and is not tax deductible. During the three months ended July 31, 2020, we did not identify any triggering events, and thus, there were no goodwill impairments recorded during the quarter. The only other changes to the balance of goodwill from October 31, 2019, are translation adjustments.
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
Intangible Assets
As a result of the goodwill triggering event described above, we also performed recoverability tests on our intangible assets within each of those segments, primarily customer contracts and relationships, as of March 31, 2020. The recoverability tests were based on forecasts of undiscounted cash flows for each asset group. The results of the recoverability tests indicated certain customer contracts and relationships within our Aviation and U.K. Technical Solutions businesses were not recoverable. As such, we recognized net impairment charges of $5.6 million related to Aviation (consisting of a $13.8 million reduction in the gross carrying amount of the underlying customer relationships less $8.2 million of accumulated amortization) and $3.4 million related to our U.K. Technical Solutions business (consisting of an $8.7 million reduction in the gross carrying amount of the underlying customer relationships less $5.3 million of accumulated amortization). These impairment charges are included in “Impairment loss” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the nine months ended July 31, 2020. During the three months ended July 31, 2020, we did not identify any triggering events, and thus, there were no impairments recorded during the quarter. The only other changes to the balance of other intangible assets from October 31, 2019, are amortization and translation adjustments.

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
Actuarial Review Performed During Q3 2020
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
During the third quarter of 2020, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that evaluated changes made to claims reserves and claims payment activity for the period of November 1, 2019 through April 30, 2020 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, at July 31, 2020, we decreased our total reserves for prior periods by $8.5 million. Together with the $6.6 million decrease we recorded during the first half of 2020, the total decrease to our reserves for claims related to prior periods was $15.1 million for the nine months ended July 31, 2020. This compares to a $2.0 million increase in prior period reserves for the nine months ended July 31, 2019. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
During the fourth quarter of 2020, we expect to perform an update to our Actuarial Review for our significant insurance programs that will use updated claims data and consider changes in claims development and claims payment activity for the periods analyzed. This review will be abbreviated in nature based on actual versus expected development during the periods analyzed, will rely on the key assumptions used in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs), and will include claims related to certain previously acquired businesses. This review may lead to further adjustments to our insurance reserves.

Insurance Related Balances and Activity

(in millions)	July 31, 2020	October 31, 2019
Insurance claim reserves, excluding medical and dental	$521.0	$507.8
Medical and dental claim reserves	14.9	7.2
Insurance recoverables	69.2	64.5
At July 31, 2020 and October 31, 2019, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2020	October 31, 2019
Standby letters of credit	$143.6	$141.0
Surety bonds	85.2	90.8
Restricted insurance deposits	0.7	0.8
Total	$229.5	$232.6

9. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. In late March 2020, we borrowed approximately $300 million as a precautionary measure to provide increased liquidity and preserve financial flexibility in response to uncertainty resulting from the Pandemic. This represented all remaining amounts then available under the revolving line of credit. During the quarter ended July 31, 2020, the Company repaid substantially all of these amounts borrowed under the revolving line of credit without penalty. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. To further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic, we amended our Credit Facility (the “Amendment”) on May 28, 2020, as further described below.
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio that varies on a quarterly basis and adjusts to 6.50 to 1.00 by the quarter ending October 31, 2020, and back to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants.
The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that requires us to repay outstanding revolving loans or swingline loans if at any time we have in excess of $250 million of cash and cash equivalents on our balance sheet. The Amendment made certain additional changes to the negative covenant restrictions under the Credit Facility, including, subject to certain exceptions, restrictions to our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio. At July 31, 2020, we were in compliance with these covenants.
Prior to the Amendment, borrowings under the Credit Facility bore interest at a rate equal to 1-month LIBOR plus a spread that was based upon our leverage ratio. The spread ranged from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. We were also charged a commitment fee, which was paid quarterly in arrears and was based on our leverage ratio, that ranged from 0.200% to 0.350% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings were included as outstanding under the line of credit.

Subsequent to the Amendment, borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our total leverage ratio. The spread ranges from 1.00% to 2.75% for revolving Eurocurrency loans and 0.00% to 1.75% for revolving base rate loans. At July 31, 2020, the weighted average interest rate on our outstanding borrowings was 3.42%. We are also charged a commitment fee, which is paid quarterly in arrears and is based on our total leverage ratio, that ranges from 0.200% to 0.450% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the revolving line of credit.
The Credit Facility also includes customary events of default, such as: failure to pay principal, interest, or fees when due; failure to comply with covenants; the occurrence of certain material judgments; or a change in control of the Company. If certain events of default occur, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Credit Facility, declare all amounts outstanding (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
Total deferred financing costs related to the Credit Facility of $18.7 million, consisting of $13.4 million related to the term loan and $5.2 million related to the line of credit, are being amortized to interest expense over the term of the Credit Facility. We incurred total fees of $4.6 million in conjunction with the Amendment, the majority of which we capitalized in the quarter ended July 31, 2020, and are amortizing over the remaining term of the Credit Facility.

Credit Facility Information

(in millions)	July 31, 2020	October 31, 2019
Current portion of long-term debt
Gross term loan	$90.0	$60.0
Unamortized deferred financing costs	(3.4)	(2.8)
Current portion of term loan	$86.6	$57.2

Long-term debt
Gross term loan	$590.0	$680.0
Unamortized deferred financing costs	(3.0)	(4.1)
Total noncurrent portion of term loan	586.9	675.9
Revolving line of credit(1)(2)	77.3	68.4
Long-term debt	$664.2	$744.2
(1) Standby letters of credit amounted to $153.1 million at July 31, 2020.
(2) At July 31, 2020, we had borrowing capacity of $563.7 million, reflecting covenant restrictions.
Term Loan Maturities
During the three and nine months ended July 31, 2020, we made principal payments under the term loan of $30.0 million and $60.0 million, respectively. As of July 31, 2020, the following principal payments are required under the term loan.

(in millions)	2020	2021	2022
Debt maturities	$—	$120.0	$560.0
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
At July 31, 2020 and October 31, 2019, amounts recorded in AOCL for interest rate swaps were a loss of $4.5 million, net of taxes of $1.3 million, and a gain of $2.2 million, net of taxes of $1.2 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three and nine months ended July 31, 2020, we amortized $1.2 million, net of taxes of $0.5 million, and $3.6 million, net of taxes of $1.4 million, respectively, of this gain to interest expense. During the three and nine months ended July 31, 2019, we amortized $1.0 million, net of taxes of $0.4 million, and $3.1 million, net of taxes of $1.2 million, respectively. At July 31, 2020, the total amount expected to be reclassified from AOCL to earnings during the next twelve months is a loss of $4.1 million, net of a tax benefit of $1.4 million.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2020, these letters of credit and surety bonds totaled $153.1 million and $635.0 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2020, total guarantees were $178.9 million and extend through 2039. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
In connection with an unconsolidated joint venture in which one of our subsidiaries has a 33% ownership interest, that subsidiary and the other joint venture partners have each jointly and severally guaranteed the obligations of the joint venture to perform under certain contracts extending through 2024. Annual revenues relating to the underlying contracts are approximately $30 million. Should the joint venture be unable to perform under these contracts, the joint venture partners would be jointly and severally liable for any losses incurred by the client due to the failure to perform.
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
At July 31, 2020, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.3 million.
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

11. COMMON STOCK

Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At July 31, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
Repurchase Activity

Nine Months Ended
(in millions, except per share amounts)	July 31, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1

12. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2020, we had effective tax rates of 29.9% and (444.6)%, respectively. The effective tax rate for the nine months ended July 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 28.0%. For the three and nine months ended July 31, 2020, the provisions for taxes were $24.0 million and $43.2 million, respectively. During the three and nine months ended July 31, 2019, we had effective tax rates of 18.9% and 24.5%, respectively, resulting in provisions for taxes of $8.5 million and $25.8 million, respectively.
Our effective tax rate for the three months ended July 31, 2020, was impacted by a discrete benefit of $0.8 million related to energy efficiency. Our effective tax rate for the three months ended July 31, 2019, was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations and a $0.5 million benefit from certain credits.
Our effective tax rate for the nine months ended July 31, 2020, was impacted by the following discrete items: a $1.9 million tax provision related to the Work Opportunity Tax Credit (“WOTC”) and a $1.2 million benefit related to energy efficiency. Our effective tax rate for the nine months ended July 31, 2019, was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations; a $1.4 million provision for reserves; a $1.3 million provision related to WOTC; and a $1.1 million benefit from the vesting of share-based compensation awards.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various stimulus measures, including several income tax and payroll tax provisions. Among the payroll tax provisions is the creation of a refundable credit for employee retention and the deferral of certain payroll tax remittances through December 31, 2020, to future years (with 50% of the deferred amount due by December 31, 2021, and the remaining 50% due by December 31, 2022). We evaluated the impact of business tax provisions in the CARES Act. The impact of the income tax provisions was not material. The impact of the payroll tax provisions was the deferral of approximately $58 million of payroll tax as of July 31, 2020.
We continue planning to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.

13. SEGMENT INFORMATION

Our current reportable segments consist of B&I, T&M, Education, Aviation, and Technical Solutions, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities services, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

T&M	T&M provides janitorial, facilities services, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Revenues
Business & Industry	$756.9	$807.9	$2,363.4	$2,444.5
Technology & Manufacturing	243.2	226.9	710.8	687.3
Education	188.6	215.4	596.6	633.6
Aviation	116.4	263.3	539.9	765.8
Technical Solutions	119.2	165.7	383.5	417.7
Elimination of inter-segment revenues	(30.1)	(31.3)	(91.1)	(98.3)
	$1,394.1	$1,647.9	$4,503.0	$4,850.6
Operating profit (loss)
Business & Industry	$71.6	$45.3	$169.1	$131.2
Technology & Manufacturing	24.5	17.0	60.9	54.4
Education(1)	18.3	12.6	(56.3)	33.4
Aviation(2)	(8.2)	8.6	(63.0)	17.2
Technical Solutions(3)	13.2	17.9	13.1	35.3
Government Services	—	—	—	(0.1)
Corporate	(24.8)	(43.5)	(97.7)	(127.1)
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.2)	(0.7)	(2.0)	(2.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.8)	0.1	(1.2)	0.1
	93.6	57.3	22.8	142.1
Income from unconsolidated affiliates	0.2	0.7	2.0	2.4
Interest expense	(13.8)	(12.9)	(34.5)	(39.2)
Income (loss) from continuing operations before income taxes	$80.0	$45.0	$(9.7)	$105.3
(1) Reflects impairment charges totaling $99.3 million on goodwill during the nine months ended July 31, 2020.
(2) Reflects impairment charges totaling $61.1 million on goodwill and intangible assets during the nine months ended July 31, 2020.
(3) Reflects impairment charges totaling $12.4 million on goodwill and intangible assets during the nine months ended July 31, 2020.
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
Our priority has been and continues to be the health, safety, and support of our employees, our clients, and the communities that we serve. We have also taken actions to strengthen our liquidity, cash flows, and financial position to help mitigate potential future impacts on our operations and financial performance. These priorities and measures include, but are not limited to, the following:
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
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met. We are also developing new cleaning initiatives in accordance with various protocols issued by global experts, including deep cleaning services, special project cleaning services, and other tag services (work orders).
In April 2020, we announced our EnhancedCleanTM Program (“EnhancedClean”), an innovative solution that helps provide clients with healthy spaces. We designed EnhancedClean under the guidance of some of the leading experts on infectious diseases and industrial hygiene to help provide our clients with processes that use hospital-grade disinfectants, specialized equipment, and innovative solutions and technology. These solutions include: hygiene and safety protocols, utilization of disinfecting procedures and products for high-touch surfaces, employment of PPE, and communication and training protocols.
Expense Management
As we adapt to the changing demand environment resulting from the Pandemic, during the second and third quarters of 2020, we implemented various cost cutting actions, such as:
•Various human capital management actions, including: temporary pay reductions for executives, certain employees, and our Board of Directors, with full pay returning August 1, 2020; temporary furloughs or reduced working hours for certain staff and management employees, most of whom returned to work effective August 1, 2020; and the temporary suspension of certain benefits, including our 401(k) match, which is expected to continue through the end of the year;
•Actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns;
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
Liquidity, Cash Flows, and Financial Position
As of July 31, 2020, we had $229.4 million of cash and cash equivalents, and we had net cash provided by operating activities of $258.8 million during the nine months ended July 31, 2020. We have taken and continue to take actions to help preserve cash, increase liquidity, and strengthen our financial position, including:
•Borrowing approximately $300 million under our line of credit in March 2020, which represented all remaining amounts then available under our Credit Facility, as a precautionary measure to provide increased liquidity and preserve financial flexibility due to uncertainty resulting from the Pandemic (refer to “Liquidity and Capital Resources” for more information). During the quarter ended July 31, 2020, we repaid substantially all of these amounts borrowed under the revolving line of credit without penalty;
•Amending our Credit Facility on May 28, 2020, to further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic (refer to “Liquidity and Capital Resources” for more information);
•Focusing on collection of client receivables and monitoring the adequacy of our reserves;

•Extending vendor payment terms where possible;
•Utilizing certain governmental relief efforts (as further described below); and
•Suspending share repurchases under our share repurchase program.
As a result of the actions taken above, we were able to strengthen our cash flow in the third quarter, allowing us to pay down our line of credit borrowings. As of July 31, 2020, this resulted in a borrowing capacity of $563.7 million, reflecting covenant restrictions, in addition to the cash and cash equivalent amount noted above.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various stimulus measures, including several tax provisions. Among the business tax provisions is the deferral of certain payroll tax remittance to future years and the creation of a refundable credit for employee retention. We evaluated the impact of business tax provisions in the CARES Act. The impact of the income tax provisions was not material. The impact of the payroll tax provisions was the deferral of approximately $58 million of payroll tax as of July 31, 2020. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries.
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
GCA Restructuring and Other Initiatives
Following the acquisition of GCA Services Group (“GCA”), during the first quarter of 2018 we initiated a restructuring program to achieve cost synergies and subsequently incurred expenses primarily related to employee severance, the migration and upgrade of several key technology platforms, and the consolidation of certain real estate leases. Additionally, during 2019 we reorganized our former Healthcare business and incurred immaterial severance expense. In early 2020 we continued our technology-based modernization efforts, including standardizing our financial systems. However, due to the Pandemic, the majority of these projects have been temporarily suspended since the second quarter of 2020.

	Three Months Ended	Nine Months Ended
(in millions)	July 31, 2020	July 31, 2020	Cumulative
Employee severance	$—	$0.3	$18.3
Other project fees	—	3.3	15.7
External support fees	—	1.4	4.9
Lease exit costs	—	—	0.7
Total	$—	$5.0	$39.6

Segment Reporting
Our current reportable segments consist of Business & Industry (“B&I”), Technology & Manufacturing (“T&M”), Education, Aviation, and Technical Solutions, as further described below.

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
During the third quarter of 2020, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that evaluated all changes made to claims reserves and claims payment activity for the period of November 1, 2019 through April 30, 2020 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
The Actuarial Review and other actuarial updates performed earlier in the year demonstrate that the changes we have made to our risk management program continue to positively impact the frequency and severity of claims. The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to focus on ensuring the establishment of reserves consistent with known fact patterns. The Actuarial Review and other actuarial updates performed earlier in the year indicated favorable developments relative to our estimates of ultimate losses related to certain prior year claims.
Based on the results of the Actuarial Review, at July 31, 2020, we decreased our total reserves for prior periods by $8.5 million. Together with the $6.6 million decrease we recorded during the first half of 2020, the total decrease to our reserves for claims related to prior periods was $15.1 million for the nine months ended July 31, 2020. This compares to a $2.0 million increase in prior period reserves for the nine months ended July 31, 2019. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
During the fourth quarter of 2020, we expect to perform an update to our Actuarial Review for our significant insurance programs that will use updated claims data and consider changes in claims development and claims payment activity for the periods analyzed. This review will be abbreviated in nature based on actual versus expected development during the periods analyzed, will rely on the key assumptions used in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs), and will include claims related to certain previously acquired businesses. This review may lead to further adjustments to our insurance reserves.
Key Financial Highlights
•Revenues decreased by $253.8 million, or 15.4%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, primarily due to the impact of Pandemic-related disruptions across our businesses. However, this decrease was partially offset by an increase in tag services, primarily as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M.
•Operating profit increased by $36.3 million, or 63.5%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. This change was primarily driven by the management of direct labor and related personnel costs during the Pandemic, higher margins on tag services as a result of the Pandemic (particularly within B&I and T&M), and the loss of certain lower margin accounts within B&I and Aviation. The increase was also impacted by management and staff employee furloughs and a lower self-insurance reserve adjustment related to prior year claims. These benefits were partially offset by account compression resulting from Pandemic-related disruptions in certain markets, an increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic, and investments in EnhancedClean.
•Our effective tax rate on income from continuing operations was 29.9% for the three months ended July 31, 2020, as compared to 18.9% during the three months ended July 31, 2019. Our effective tax rate for the three months ended July 31, 2020 was impacted by a $0.8 million benefit related to energy efficiency.
•Net cash provided by operating activities was $258.8 million during the nine months ended July 31, 2020.
•Dividends of $37.0 million were paid to shareholders, and dividends totaling $0.555 per common share were declared during the nine months ended July 31, 2020.
•At July 31, 2020, total outstanding borrowings under our credit facility were $757.3 million. At July 31, 2020, we had up to $563.7 million of borrowing capacity, reflecting covenant restrictions.

Results of Operations

Three Months Ended July 31, 2020 Compared with the Three Months Ended July 31, 2019
Consolidated

	Three Months Ended July 31,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$1,394.1	$1,647.9	$(253.8)	(15.4)%
Operating expenses	1,174.9	1,454.1	(279.2)	(19.2)%
Gross margin	15.7%	11.8%	396 bps
Selling, general and administrative expenses	113.7	119.8	(6.1)	(5.0)%
Restructuring and related expenses	—	2.0	(2.0)	NM*
Amortization of intangible assets	11.8	14.9	(3.1)	(20.5)%
Operating profit	93.6	57.3	36.3	63.5%
Income from unconsolidated affiliates	0.2	0.7	(0.5)	(74.2)%
Interest expense	(13.8)	(12.9)	0.9	6.7%
Income from continuing operations before income taxes	80.0	45.0	35.0	77.6%
Income tax provision	(24.0)	(8.5)	15.5	NM*
Income from continuing operations	56.0	36.5	19.5	53.4%
Income from discontinued operations, net of taxes	—	0.2	(0.2)	NM*
Net income	56.0	36.8	19.2	52.4%
Other comprehensive income (loss)
Interest rate swaps	0.7	(5.7)	6.4	NM*
Foreign currency translation	4.3	(4.6)	8.9	NM*
Income tax (provision) benefit	(0.2)	1.6	(1.8)	NM*
Comprehensive income	$60.8	$28.0	$32.8	NM*
*Not meaningful
Revenues
Revenues decreased by $253.8 million, or 15.4%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. This decrease was primarily due to the impact of Pandemic-related disruptions across our businesses. However, this decrease was partially offset by an increase in tag services, primarily as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M.
Operating Expenses
Operating expenses decreased by $279.2 million, or 19.2%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Gross margin increased by 396 bps to 15.7% in the three months ended July 31, 2020 from 11.8% in the three months ended July 31, 2019. The increase in gross margin was primarily associated with the management of direct labor and related personnel costs during the Pandemic, higher margins on tag services as a result of the Pandemic (primarily within B&I and T&M), the loss of certain lower margin accounts within B&I and Aviation, and a lower self-insurance reserve adjustment related to prior year claims.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $6.1 million, or 5.0%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decrease in selling, general and administrative expenses was primarily attributable to:
•an $8.8 million decrease in compensation and related expenses mainly due to management and staff labor reductions, including wage reductions, employee furloughs, and the suspension of certain benefits such as

401(k) matching, and also due to a decrease in travel and entertainment expenses, partially offset by additional share-based compensation expense;
•the absence of a $3.9 million reserve for an anticipated union pension settlement in the prior year; and
•a $2.7 million decrease in certain technology projects and related support.
This decrease was partially offset by:
•an $8.7 million increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic, partially offset by the absence of a $2.5 million reserve established for a non-recurring adjustment related to a client account in the prior year; and
•a $4.2 million increase related to investments in EnhancedClean and other Pandemic-related projects.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $2.0 million during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decrease was due to expenses incurred in the prior year related to our ongoing technology initiatives. The majority of these initiatives have been temporarily suspended since the second quarter of 2020 due to the Pandemic.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $3.1 million, or 20.5%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, mainly due to the lower intangible assets balance following the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.

Interest Expense
Interest expense increased by $0.9 million, or 6.7%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, primarily due to higher relative interest rates in the current year partially offset by lower outstanding borrowing under our credit facility.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended July 31, 2020, and July 31, 2019, were 29.9% and 18.9%, respectively, resulting in provisions for taxes of $24.0 million and $8.5 million, respectively. Our effective tax rate for the three months ended July 31, 2020, was impacted by a discrete benefit of $0.8 million related to energy efficiency. Our effective tax rate for the three months ended July 31, 2019, was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations and a $0.5 million benefit from certain credits.
Interest Rate Swaps
We had a gain of $0.7 million on interest rate swaps during the three months ended July 31, 2020, as compared to a loss of $5.7 million during the three months ended July 31, 2019, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $4.3 million during the three months ended July 31, 2020, as compared to a foreign currency translation loss of $4.6 million during the three months ended July 31, 2019. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues
Business & Industry	$756.9	$807.9	$(51.0)	(6.3)%
Technology & Manufacturing	243.2	226.9	16.3	7.2%
Education	188.6	215.4	(26.8)	(12.5)%
Aviation	116.4	263.3	(146.9)	(55.8)%
Technical Solutions	119.2	165.7	(46.5)	(28.1)%
Elimination of inter-segment revenues	(30.1)	(31.3)	1.2	4.0%
	$1,394.1	$1,647.9	$(253.8)	(15.4)%
Operating profit (loss)
Business & Industry	$71.6	$45.3	$26.3	58.2%
Operating profit margin	9.5%	5.6%	386 bps
Technology & Manufacturing	24.5	17.0	7.5	44.0%
Operating profit margin	10.1%	7.5%	258 bps
Education	18.3	12.6	5.7	45.6%
Operating profit margin	9.7%	5.8%	388 bps
Aviation	(8.2)	8.6	(16.8)	NM*
Operating profit margin	(7.0)%	3.3%	NM*
Technical Solutions	13.2	17.9	(4.7)	(26.6)%
Operating profit margin	11.1%	10.8%	22 bps
Corporate	(24.8)	(43.5)	18.7	42.9%
Adjustment for income from unconsolidated affiliates, included in Aviation	(0.2)	(0.7)	(0.5)	(74.2)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.8)	0.1	0.9	NM*
	$93.6	$57.3	$36.3	63.5%
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$756.9	$807.9	$(51.0)	(6.3)%
Operating profit	71.6	45.3	26.3	58.2%
Operating profit margin	9.5%	5.6%	386 bps
B&I revenues decreased by $51.0 million, or 6.3%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decrease was primarily attributable to account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses and the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts that occurred primarily towards the end of the prior year. The decrease was partially offset by the targeted expansion of certain key clients, new business, and an increase in tag services (primarily as a result of the Pandemic). Management reimbursement revenues for this segment totaled $42.6 million and $70.9 million for the three months ended July 31, 2020 and 2019, respectively.

Operating profit increased by $26.3 million, or 58.2%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Operating profit margin increased by 386 bps to 9.5% in the three months ended July 31, 2020 from 5.6% in the three months ended July 31, 2019. The increase in operating profit margin was primarily associated with higher margins on tag services and higher margins on certain accounts in both our U.S. and U.K. businesses, driven by the management of direct labor and related personnel costs during the Pandemic and the exit from certain lower margin or underperforming accounts in our U.S. business. The increase was partially offset by account compression resulting from Pandemic-related disruptions in certain markets, higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic, and investments in EnhancedClean and other Pandemic-related projects.

Technology & Manufacturing
	Three Months Ended July 31,
($ in millions)	2020	2019	Increase
Revenues	$243.2	$226.9	$16.3	7.2%
Operating profit	24.5	17.0	7.5	44.0%
Operating profit margin	10.1%	7.5%	258 bps
T&M revenues increased by $16.3 million, or 7.2%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The increase was primarily attributable to an increase in tag services (primarily as a result of the Pandemic) and new business. This increase was partially offset by the loss of certain accounts that occurred primarily in the prior year.
Operating profit increased by $7.5 million, or 44.0%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Operating profit margin increased by 258 bps to 10.1% in the three months ended July 31, 2020 from 7.5% in the three months ended July 31, 2019. The increase in operating profit margin was primarily attributable to higher margins on tag services and lower amortization of intangible assets. The increase was partially offset by higher reserves established for client receivables, mainly associated with increasing credit risk resulting from the Pandemic, and the loss of certain higher margin accounts that occurred in the prior year.

Education
	Three Months Ended July 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$188.6	$215.4	$(26.8)	(12.5)%
Operating profit	18.3	12.6	5.7	45.6%
Operating profit margin	9.7%	5.8%	388 bps
Education revenues decreased by $26.8 million, or 12.5%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decrease was primarily attributable to the compression of certain accounts, mainly resulting from Pandemic-related school closures.
Operating profit increased by $5.7 million, or 45.6% during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Operating profit margin increased by 388 bps to 9.7% in the three months ended July 31, 2020 from 5.8% in the three months ended July 31, 2019. The increase in operating margin was primarily attributable to the management of direct labor and related personnel costs during Pandemic-related school closures, lower amortization of intangible assets, and higher margins on tag services as a result of the Pandemic. This increase was partially offset by higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic.

Aviation
	Three Months Ended July 31,
($ in millions)	2020	2019	Decrease
Revenues	$116.4	$263.3	$(146.9)	(55.8)%
Operating (loss) profit	(8.2)	8.6	(16.8)	NM*
Operating margin	(7.0)%	3.3%	NM*
*Not meaningful

Aviation revenues decreased by $146.9 million, or 55.8%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted janitorial, cabin cleaning, transportation, parking, passenger services, and catering accounts. In addition, we lost certain cabin cleaning and passenger services accounts primarily in the prior year. The decrease was partially offset by Pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $14.8 million and $24.4 million for the three months ended July 31, 2020 and 2019, respectively.
Aviation had an operating loss of $8.2 million during the three months ended July 31, 2020, as compared to an operating profit of $8.6 million during the three months ended July 31, 2019. Operating margin decreased to (7.0)% in the three months ended July 31, 2020, from 3.3% in the three months ended July 31, 2019. The decrease was primarily attributable to Pandemic-related volume reductions, provisions for employee severance, and higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. The decrease was partially offset by the management of direct labor and related personnel costs during the Pandemic, higher margins on Pandemic-related cleaning services, and the loss of lower margin cabin cleaning and passenger service accounts in the prior year.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$119.2	$165.7	$(46.5)	(28.1)%
Operating profit	13.2	17.9	(4.7)	(26.6)%
Operating profit margin	11.1%	10.8%	22 bps
Technical Solutions revenues decreased by $46.5 million, or 28.1%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. This decrease was primarily attributable to a lower volume of projects in both our U.S. and U.K. businesses due to Pandemic-related disruptions.
Operating profit decreased by $4.7 million, or 26.6%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Operating profit margin increased by 22 bps to 11.1% in the three months ended July 31, 2020 from 10.8% in the three months ended July 31, 2019. The increase in operating profit margin was primarily attributable to the management of project related expenses, management and staff employee furloughs, and lower amortization of intangible assets. The increase was partially offset by the impact of revenue compression resulting from Pandemic-related disruptions.

Corporate
	Three Months Ended July 31,
($ in millions)	2020	2019	Decrease
Corporate expenses	$24.8	$43.5	$(18.7)	(42.9)%
Corporate expenses decreased by $18.7 million, or 42.9%, during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decrease in corporate expenses was primarily attributable to:
•a $5.5 million decrease in self-insurance reserve adjustments related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2020;
•the absence of a $3.9 million reserve for an anticipated union pension settlement in the prior year;
•a $2.8 million decrease in compensation and related expenses mainly due to management and staff labor reductions, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching, and also due to travel and entertainment expenses;
•the absence of a $2.5 million reserve established for a non-recurring adjustment related to a client account in the prior year; and
•a $2.0 million decrease in restructuring and related expenses due to expenses incurred in the prior year related to our technology initiatives, the majority of which were temporarily suspended during the second quarter of 2020 due to the Pandemic.

Results of Operations

Nine Months Ended July 31, 2020 Compared with the Nine Months Ended July 31, 2019
Consolidated

	Nine Months Ended July 31,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues	$4,503.0	$4,850.6	$(347.6)	(7.2)%
Operating expenses	3,914.8	4,314.2	(399.4)	(9.3)%
Gross margin	13.1%	11.1%	201 bps
Selling, general and administrative expenses	350.8	340.9	9.9	2.9%
Restructuring and related expenses	5.0	8.5	(3.5)	(41.4)%
Amortization of intangible assets	37.0	44.9	(7.9)	(17.7)%
Impairment loss	172.8	—	172.8	NM*
Operating profit	22.8	142.1	(119.3)	(84.0)%
Income from unconsolidated affiliates	2.0	2.4	(0.4)	(16.0)%
Interest expense	(34.5)	(39.2)	(4.7)	(12.1)%
(Loss) income from continuing operations before income taxes	(9.7)	105.3	(115.0)	NM*
Income tax provision	(43.2)	(25.8)	17.4	67.2%
(Loss) income from continuing operations	(52.9)	79.4	(132.3)	NM*
Income from discontinued operations, net of taxes	0.1	—	0.1	NM*
Net (loss) income	(52.8)	79.4	(132.2)	NM*
Other comprehensive (loss) income
Interest rate swaps	(9.2)	(17.9)	8.7	48.4%
Foreign currency translation	0.5	(2.4)	2.9	NM*
Income tax benefit	2.5	4.9	(2.4)	(48.9)%
Comprehensive (loss) income	$(59.0)	$64.0	$(123.0)	NM*
*Not meaningful
Revenues
        Revenues decreased by $347.6 million, or 7.2%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease in revenues was primarily due to the impact of Pandemic-related disruptions across our businesses. Revenues were also impacted by the loss of certain accounts, primarily in our Aviation business and our U.S. B&I business. However, this decrease was partially offset by the expansion of certain accounts and new business within B&I, T&M, and Technical Solutions (primarily before Pandemic-related disruptions), as well as a significant increase in tag services, primarily as a result of the Pandemic.
Operating Expenses
        Operating expenses decreased by $399.4 million, or 9.3%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Gross margin increased by 201 bps to 13.1% in the nine months ended July 31, 2020 from 11.1% in the nine months ended July 31, 2019. The increase in gross margin was primarily associated with the management of direct labor and related personnel costs during the Pandemic, higher margins on tag services (primarily within B&I and T&M), the loss of certain lower margin accounts within B&I and Aviation, and a lower self-insurance reserve adjustment related to prior year claims.

Selling, General and Administrative Expenses
        Selling, general and administrative expenses increased by $9.9 million, or 2.9%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The increase in selling, general and administrative expenses was primarily attributable to:
•a $14.5 million increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic;
•a $5.4 million increase related to investments in EnhancedClean and other Pandemic-related projects;
•a $4.6 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the nine months ended July 31, 2020; and
•a $2.6 million increase in legal costs.
This increase was partially offset by:
•a $7.0 million decrease in travel and entertainment related expenses;
•a $6.1 million decrease in certain technology projects and related support; and
•the absence of a $3.9 million reserve for an anticipated union pension settlement in the prior year.
Restructuring and Related Expenses
         Restructuring and related expenses decreased by $3.5 million, or 41.4%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease was primarily due to the absence of severance and other expenses incurred in the prior year related to the GCA integration, partially offset by expenses related to our ongoing technology initiatives. The majority of these initiatives have been temporarily suspended since the second quarter of 2020 due to the Pandemic.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $7.9 million, or 17.7%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, mainly due to the lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During the nine months ended July 31, 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic.
Interest Expense
Interest expense decreased by $4.7 million, or 12.1%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, primarily due to lower relative interest rates and lower outstanding borrowing under our credit facility.

Income Taxes from Continuing Operations
        Our effective tax rates on income from continuing operations, including impairment loss, for the nine months ended July 31, 2020 and July 31, 2019 were (444.6)% and 24.5%, respectively. The effective tax rate for the nine months ended July 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 28.0%. For the nine months ended July 31, 2020 and July 31, 2019, the provisions for taxes were $43.2 million and $25.8 million, respectively. Our effective tax rate for the nine months ended July 31, 2020 was impacted by the following discrete items: a $1.9 million tax provision related to the Work Opportunity Tax Credit (“WOTC”) and a $1.2 million benefit related to energy efficiency. Our effective tax rate for the nine months ended July 31, 2019 was impacted by the following discrete items: a $2.0 million benefit from an expiring statute of limitations; a $1.4 million provision for reserves; a $1.3 million provision related to WOTC; and a $1.1 million benefit from the vesting of share-based compensation awards.
Interest Rate Swaps
        The unrealized loss on interest rate swaps decreased by $8.7 million, or 48.4%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
        We had a foreign currency translation gain of $0.5 million during the nine months ended July 31, 2020, as compared to a foreign currency translation loss of $2.4 million during the nine months ended July 31, 2019. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
($ in millions)	2020	2019	Increase / (Decrease)
Revenues
Business & Industry	$2,363.4	$2,444.5	$(81.1)	(3.3)%
Technology & Manufacturing	710.8	687.3	23.5	3.4%
Education	596.6	633.6	(37.0)	(5.8)%
Aviation	539.9	765.8	(225.9)	(29.5)%
Technical Solutions	383.5	417.7	(34.2)	(8.2)%
Elimination of inter-segment revenues	(91.1)	(98.3)	7.2	7.4%
	$4,503.0	$4,850.6	$(347.6)	(7.2)%
Operating profit (loss)
Business & Industry	$169.1	$131.2	$37.9	28.8%
Operating profit margin	7.2%	5.4%	179 bps
Technology & Manufacturing	60.9	54.4	6.5	11.9%
Operating profit margin	8.6%	7.9%	65 bps
Education	(56.3)	33.4	(89.7)	NM*
Operating profit margin	(9.4)%	5.3%	NM*
Aviation	(63.0)	17.2	(80.2)	NM*
Operating profit margin	(11.7)%	2.3%	NM*
Technical Solutions	13.1	35.3	(22.2)	(62.9)%
Operating profit margin	3.4%	8.4%	(503) bps
Government Services	—	(0.1)	0.1	32.9%
Operating margin	NM*	NM*	NM*
Corporate	(97.7)	(127.1)	29.4	23.1%
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.0)	(2.4)	(0.4)	(14.7)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(1.2)	0.1	1.3	NM*
	$22.8	$142.1	$(119.3)	(84.0)%
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$2,363.4	$2,444.5	$(81.1)	(3.3)%
Operating profit	169.1	131.2	37.9	28.8%
Operating profit margin	7.2%	5.4%	179 bps
        B&I revenues decreased by $81.1 million, or 3.3%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease was primarily attributable to account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses and the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts that occurred primarily towards the end of the prior year. The decrease was partially offset by the targeted expansion of certain key clients and new business within our U.S. business, an increase in tag services (primarily as a result of the Pandemic), and net new business in our U.K. operations. Management reimbursement revenues for this segment totaled $178.0 million and $211.2 million for the nine months ended July 31, 2020 and 2019, respectively.

        Operating profit increased by $37.9 million, or 28.8%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Operating profit margin increased by 179 bps to 7.2% in the nine months ended July 31, 2020, from 5.4% in the nine months ended July 31, 2019. The increase in operating profit margin was primarily associated with higher margins on tag services and higher margins on certain accounts in both our U.S. and U.K. businesses, driven by the management of direct labor and related personnel costs during the Pandemic. The increase was also driven by the exit from certain lower margin or underperforming accounts in our U.S. business. The increase was partially offset by account compression resulting from Pandemic-related disruptions in certain markets and higher reserves established for client receivables mainly associated with increasing credit risk in certain industries resulting from the Pandemic.

Technology & Manufacturing
	Nine Months Ended July 31,
($ in millions)	2020	2019	Increase
Revenues	$710.8	$687.3	$23.5	3.4%
Operating profit	60.9	54.4	6.5	11.9%
Operating profit margin	8.6%	7.9%	65 bps
        T&M revenues increased by $23.5 million, or 3.4%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The increase was primarily attributable to new business, an increase in tag services (primarily as a result of the Pandemic), and the expansion of certain accounts. The increase was partially offset by the loss of certain accounts that occurred primarily in the prior year.
        Operating profit increased by $6.5 million, or 11.9%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Operating profit margin increased by 65 bps to 8.6% in the nine months ended July 31, 2020, from 7.9% in the nine months ended July 31, 2019. The increase in operating profit margin was primarily attributable to higher margins on tag services and lower amortization of intangible assets, all partially offset by higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic and the loss of certain higher margin accounts that occurred in the prior year.

Education
	Nine Months Ended July 31,
($ in millions)	2020	2019	Decrease
Revenues	$596.6	$633.6	$(37.0)	(5.8)%
Operating (loss) profit	(56.3)	33.4	(89.7)	NM*
Operating margin	(9.4)%	5.3%	NM*
*Not meaningful
        Education revenues decreased by $37.0 million, or 5.8%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease was primarily attributable to compression of certain accounts, mainly resulting from Pandemic-related school closures.
        Education had an operating loss of $56.3 million during the nine months ended July 31, 2020, as compared to an operating profit of $33.4 million during the nine months ended July 31, 2019. Operating margin decreased to (9.4)% in the nine months ended July 31, 2020 from 5.3% in the nine months ended July 31, 2019. The decrease in operating margin was primarily attributable to goodwill impairment charges of $99.3 million due to the adverse impact of market and business conditions resulting from the Pandemic and to higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. The decrease was partially offset by the management of direct labor and related personnel costs during Pandemic-related school closures, lower amortization of intangible assets, and higher margins on tag services as a result of the Pandemic.

Aviation
	Nine Months Ended July 31,
($ in millions)	2020	2019	Decrease
Revenues	$539.9	$765.8	$(225.9)	(29.5)%
Operating (loss) profit	(63.0)	17.2	(80.2)	NM*
Operating margin	(11.7)%	2.3%	NM*
*Not meaningful
        Aviation revenues decreased by $225.9 million, or 29.5%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted cabin cleaning, parking, janitorial, passenger services, transportation, and catering accounts. In addition, we lost certain cabin cleaning and passenger services accounts primarily in the prior year. The decrease was partially offset by Pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $61.4 million and $72.0 million for the nine months ended July 31, 2020 and 2019, respectively.
Aviation had an operating loss of $63.0 million during the nine months ended July 31, 2020, as compared to an operating profit of $17.2 million during the nine months ended July 31, 2019. Operating margin decreased to (11.7)% in the nine months ended July 31, 2020, from 2.3% in the nine months ended July 31, 2019. The decrease in operating margin was primarily attributable to impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Operating margin was also negatively impacted by Pandemic-related volume reductions, provisions for employee severance, and higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. Operating margin was positively impacted by the management of direct labor and related personnel costs during the Pandemic, higher margins on Pandemic-related cleaning services, and the loss of lower margin cabin cleaning and passenger service accounts in the prior year.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2020	2019	Decrease
Revenues	$383.5	$417.7	$(34.2)	(8.2)%
Operating profit	13.1	35.3	(22.2)	(62.9)%
Operating profit margin	3.4%	8.4%	(503) bps
Technical Solutions revenues decreased by $34.2 million, or 8.2%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease was primarily attributable to a lower volume of projects in both our U.S. and U.K. businesses due to Pandemic-related disruptions beginning in the second quarter of 2020, as well as the loss of certain accounts in our U.K. business that primarily occurred during the prior year. The decrease was partially offset by growth in our U.S. business related to bundled energy solutions projects and power projects prior to Pandemic-related disruptions as well as by higher tag services.
Operating profit decreased by $22.2 million, or 62.9%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Operating profit margin decreased by 503 bps to 3.4% in the nine months ended July 31, 2020 from 8.4% in the nine months ended July 31, 2019. The decrease in operating profit margin was primarily attributable to impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. In addition, during the current year we were negatively impacted by: revenue compression resulting from Pandemic-related disruptions; higher commissions expense due to the amortization of commissions that were capitalized in the prior year; and the loss of certain higher margin contracts in our U.K. business. The decrease was partially offset by the management of project related expenses, management and staff employee furloughs, and lower amortization of intangible assets.

Corporate
	Nine Months Ended July 31,
($ in millions)	2020	2019	Decrease
Corporate expenses	$97.7	$127.1	$(29.4)	(23.1)%
        Corporate expenses decreased by $29.4 million, or 23.1%, during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The decrease in corporate expenses was primarily attributable to:
•a $17.1 million decrease in self-insurance reserve adjustments related to prior year claims as a result of actuarial evaluations completed in the nine months ended July 31, 2020;
•a $6.1 million decrease in compensation and related expenses mainly due to corporate and staff labor reductions, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching, and also due to travel and entertainment expenses;
•a $6.1 million decrease in certain technology projects and related support;
•the absence of a $3.9 million reserve for an anticipated union pension settlement in the prior year; and
•a $3.5 million decrease in restructuring and related expenses due to expenses incurred in the prior year related to the GCA integration, partially offset by expenses related to our ongoing technology initiatives, the majority of which have been temporarily suspended since the second quarter of 2020 due to the Pandemic.
This decrease was partially offset by:
•a $4.6 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the nine months ended July 31, 2020; and
•a $1.8 million increase in legal costs.

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
We have taken and continue to take certain steps to preserve liquidity, including: temporary pay reductions with full pay returning August 1, 2020; temporary furloughs or working hour reductions for certain staff and management employees, most of whom returned to work effective August 1, 2020; and the temporary suspension of certain benefits. We have also actively managed direct labor and related personnel costs, including: furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns; reducing our planned capital and operating expenditures and management of other expenses; and suspending share repurchases under our share repurchase program. In addition, we continue focusing on collection of customer receivables, monitoring the adequacy of our reserves, and extending vendor payment terms where possible. We evaluated the business tax provisions of the CARES Act and have deferred remittance of approximately $58 million of payroll tax as of July 31, 2020.
In addition, we are taking certain steps to ensure adequate access to liquidity. In late March 2020, we borrowed approximately $300 million under our revolving line of credit, which represented all amounts then available under the Credit Facility, as a precautionary measure to provide increased liquidity and preserve financial flexibility due to uncertainty resulting from the Pandemic. On May 28, 2020, we amended our Credit Facility (the “Amendment”) in order to enhance our financial flexibility, as further described under “Credit Facility” below. During the quarter ended July 31, 2020, we repaid substantially all of these amounts borrowed under the revolving line of credit without penalty.
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
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. In late March 2020, we borrowed approximately $300 million as a precautionary measure to provide increased liquidity and preserve financial flexibility in response to uncertainty resulting from the Pandemic. This represented all remaining amounts then available under the revolving line of credit. During the quarter ended July 31, 2020, we repaid substantially all of these amounts borrowed under the revolving line of credit without penalty.
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio (allowing for up to $100 million in cash and cash equivalents to be excluded from the calculation of total indebtedness) that varies on a quarterly basis and adjusts to 6.50 to 1.00 by the quarter ending October 31, 2020, and back to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants.
The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that requires us to repay outstanding revolving loans or swingline loans if, at any time, we have in excess of $250 million of cash and cash equivalents on our balance sheet. The Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions, restrictions to our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio. At July 31, 2020, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three and nine months ended July 31, 2020, we made principal payments of $30.0 million and $60.0 million, respectively, under the term loan. At July 31, 2020, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $757.3 million and $153.1 million, respectively. At July 31, 2020, we had up to $563.7 million of borrowing capacity, reflecting covenant restrictions.
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
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At July 31, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.

Nine Months Ended
(in millions, except per share amounts)	July 31, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1

Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities was $258.8 million during the nine months ended July 31, 2020. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Nine Months Ended July 31,
(in millions)	2020	2019
Net cash provided by operating activities	$258.8	$114.0
Net cash used in investing activities	(18.1)	(44.1)
Net cash used in financing activities	(68.1)	(46.4)
Operating Activities
Net cash provided by operating activities increased by $144.8 million during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. This increase was primarily related to the timing of client receivable collections and deferred remittance of approximately $58 million of payroll taxes under the CARES Act, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities decreased by $26.0 million during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. This decrease was primarily related to lower additions to property, plant and equipment in the current year.
Financing Activities
Net cash used in financing activities increased by $21.7 million during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The increase was primarily related to higher net repayments on borrowings in the current year.

Contingencies

We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At July 31, 2020, the total amount accrued for all probable litigation losses where a reasonable estimate of the loss could be made was $6.3 million.
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
Recent Accounting Pronouncements

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of the London Interbank Offered Rate (“LIBOR”). The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	This update can be adopted prospectively no later than December 1, 2022, with early adoption permitted.
2020-03	Codification Improvements to Financial Instruments	This ASU, issued in March 2020, makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard.	Certain amendments contained within this update were effective upon issuance and had no material impact on our financial statements. The amendments related to ASU 2019-04 and ASU 2016-13 will be adopted in conjunction with ASU 2016-13, as described below.
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	This ASU, issued in January 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The new guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	November 1, 2021 This update will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2021 The amendments have differing adoption methods including retrospectively, prospectively, and/or on a modified retrospective basis.

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2019-04	Codification Improvements to Topic 326: Financial Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments	This ASU, issued in April 2019, provides narrow-scope amendments designed to assist in the application of the following updates and the related accounting standards:

(1) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

(2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities; and

(3) ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

We are currently evaluating the impact of implementing the guidance related to (1) and (3) on our financial statements.	(1) The amendments related to ASU 2016-13 will be adopted in conjunction with that ASU, as further described below.

(2) We adopted this guidance effective November 1, 2019 on a prospective basis with no significant impact on our consolidated financial statements.

(3) Since we already adopted ASU 2016-01, the related amendments will be effective for us on November 1, 2020 and will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings.
2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	This ASU, issued in November 2018, provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. It specifically addresses when the participant is a customer in the context of a unit of account, adds unit of account guidance in Topic 808 to align with guidance in Topic 606, and precludes presenting the collaborative arrangement transaction together with revenue recognized under Topic 606 if the collaborative arrangement participant is not a customer.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	This ASU, issued in October 2018, provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interest.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	This ASU, issued in October 2018, adds the Overnight Index Swap (“OIS”) rate based on the SOFR (a swap rate based on the underlying overnight SOFR rate) as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s trading activity in specified segments of the U.S. Treasury repo market. SOFR was selected by the Alternative Reference Rates Committee as its preferred alternative reference rate to LIBOR.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	Since we early adopted ASU 2017-12, this update will be effective for us on November 1, 2020, on a prospective basis.
2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU, issued in August 2018, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

Accounting Standards Update	Topic	Summary	Effective Date/ Method of Adoption
2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU, issued in August 2018, modifies the disclosure requirements on company-sponsored defined benefit plans.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 This update will be applied retrospectively.
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This ASU, issued in August 2018, modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2020 The amendments related to disclosure requirements within this update will be applied prospectively and the other amendments will be applied retrospectively.
2016-13 2019-11 2019-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	ASU 2016-13, issued in June 2016, replaces the existing guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This “expected loss” model will result in earlier recognition of credit losses than the current “as incurred” model, under which losses are recognized only upon occurrence of an event that gives rise to the incurrence of a probable loss.

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
There were no other changes in our internal control over financial reporting during the third quarter of 2020 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic (the “Pandemic”), many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the third quarter of 2020. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
Except for the risk factor disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended July 31, 2020, we did not repurchase any shares of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1
Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on June 18, 2020)

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

ABM Industries Incorporated

September 9, 2020	/s/ Dean A. Chin
Dean A. Chin Interim Chief Financial Officer, Senior Vice President, Chief Accounting Officer, and Corporate Controller (Principal Accounting Officer)