Form 10-K
period 2020-10-31
ABM INDUSTRIES INC /DE/
filed 2020-12-17
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2020 as reported on the New York Stock Exchange on that date: $2,277,588,018

Number of shares of the registrant’s common stock outstanding as of December 15, 2020: 66,758,670
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions with a mission to make a difference, every person, every day. Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Over the past thirteen years, we have grown into a multi-segment facility solutions company, primarily through strategic acquisitions and new service offerings, increasing our revenue from $3 billion to more than $6 billion.
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

Contract Type	Description
Monthly Fixed-Price	These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term.
Square-Foot	Square-foot arrangements are contracts in which the client agrees to pay a fixed fee every month based on the actual square footage serviced over a specified contract term.
Cost-Plus	These arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin.
Work Orders	Work orders generally consist of supplemental services requested by clients outside of the standard service specification and include cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and high touchpoint disinfecting services.
Transaction-Price	These are arrangements in which customers are billed a fixed price for each transaction performed on a monthly basis (e.g., wheelchair passengers served or airplane cabins cleaned).
Hourly	In hourly arrangements, the client is billed a fixed hourly rate for each labor hour provided.
Management Reimbursement	Under these parking arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner.
Leased Location	Under these parking arrangements, we pay a fixed amount of rent plus a percentage of revenues derived from monthly and transient parkers to the property owner. We retain all revenues received and are responsible for most operating expenses incurred.
Allowance	Under these parking arrangements, we are paid a fixed amount or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment	Under these arrangements, we agree to develop, design, engineer, and construct a project. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards.
Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.

Segment and Geographic Financial Information
Our current reportable segments consist of Business & Industry (“B&I”), Technology & Manufacturing (“T&M”), Education, Aviation, and Technical Solutions. For segment and geographic financial information, see Note 17, “Segment and Geographic Information,” in the Notes to consolidated financial statements.

REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers. We typically provide services in this segment pursuant to monthly fixed-price, square-foot, cost-plus, and parking arrangements (i.e., management reimbursement, leased location, or allowance) that are obtained through a competitive bid process as well as pursuant to work orders.

CAUTION
LOW
CLEARANCE
22
CAUTION
CAUTION
CUIDADO
ATTENTION

T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, cost-plus, and parking arrangements that are obtained through a competitive bid process as well as pursuant to work orders.

Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities. These services are typically provided pursuant to monthly fixed-price, square-foot, and cost-plus arrangements that are obtained through either a competitive bid process or re-bid upon renewal as well as pursuant to work orders.

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements. One client accounted for approximately 15% of revenues for this segment in 2020.

Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally. Contracts for this segment are generally structured as energy savings, fixed-price repair, refurbishment contracts, and franchise arrangements.

Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and trade names, such as “ABM,” “ABM Building Value,” “ABM Greencare,” “EnhancedClean,” “EnhancedFacility,” “Linc Service,” “MPower,” and “TEGG,” which we deem important to our marketing activities, to our business, and, in some cases, to the franchising activities conducted by our Technical Solutions segment.
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2020, 2019, or 2018.
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
Sales and Marketing
Our sales and marketing activities include digital engagement and direct interactions with prospective and existing clients, pricing, proposal management, and customer relationship management by dedicated business development teams, operations personnel, and management. These activities are executed by branch and regional sales, marketing, and operations teams assigned to our industry groups and are supported by centralized sales support teams, inside sales teams, and marketing personnel. The sales and marketing teams acquire, nurture, and manage leads through the sales buying process, as well as train personnel on product offerings, sales tools, and proposal systems, all governed by standard operating procedures.
Regulatory Environment
Our operations are subject to various federal, state, and/or local laws, rules, and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, as well as laws and regulations relating to, among other things, labor, wages, and health and safety matters. Historically, the cost of complying with these laws, rules, and regulations has not had a material adverse effect on our financial position, results of operations, or cash flows.
Corporate Responsibility and Sustainability
As a company with more than 110 years’ experience, we understand the need to embed corporate responsibility into our business practices to create value and support the long-term success of our business, shareholders, employees, and clients.
Our strategy has evolved over the years to align with our stakeholders’ expectations regarding environmental, social, and governance policies. Recently, we have established three strategic axes of our sustainability strategy based on the topics that are most material to our business: doing business in a responsible way, ensuring our employees’ well-being, and managing our environmental footprint.
Since 2011, we have voluntarily published a Sustainability Report on an annual basis in alignment with the Global Reporting Initiative framework to address our business, our employees, and the environment. More information can be found in the corporate sustainability section of our corporate website.

Human Capital
Our employees are the driving force behind everything we do, and supporting our employees is a foundational value for the Company. Direct labor costs represented 68% of our total revenue for fiscal year 2020. As of October 31, 2020, we employed approximately 114,000 employees, of whom approximately 36,000, or 32%, were subject to various local collective bargaining agreements. As of October 31, 2020, our front line employees represented 95% of our total workforce, while staff and management employees represented the other 5%.
Our human capital strategy is grounded by our values and our employees; we prioritize our human capital development in order to do business in a responsible way and ensure our employees’ success. The execution of this strategy is overseen at the highest levels of our organization, from our Board of Directors, our Board of Directors’ Stakeholder and Enterprise Risk Committee, and across our senior management.
Business ethics
Our Code of Business Conduct ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Business Conduct serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. We provide a comprehensive training and certification program on our Code of Business Conduct for our Board of Directors and all of our staff and management employees annually.
Human resources, hiring, and training
Over the past few years, we have made investments to our human resources (“HR”) organization and structure that centralized and standardized hiring and training practices, including upgrades to our cloud-based human capital management system. We have also introduced new tools to help our operators manage labor more efficiently, and we continue to invest in attracting, developing, and retaining talent.
Our online training platform, ABM University, provides our staff and management employees with access to a multitude of training courses, videos, reference material, and other tools. Outside of ABM University our front line employees receive on-the-job training to ensure we are executing for our clients.
Labor relations
With approximately 36,000 union-represented employees, we are party to more than 250 collective bargaining agreements nationwide, with more than 20 major labor unions. Our collective bargaining agreements include regional multiemployer agreements covering thousands of employees as well as localized site agreements covering smaller groups. We strive to interact with our labor partners in an atmosphere of mutual respect, and we always seek to resolve any dispute in an equitable manner.
Safe working environment
The cornerstone of our comprehensive risk management and safety program is safety awareness. We have established a “safety-first” culture through various programs and initiatives including, but not limited to, incorporation into our daily shift protocols, training, and alignment with our corporate incentive plans. Our safety programs for fiscal year 2020 helped produce the fifth consecutive year of claim frequency reductions.
Culture and inclusion
We are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act. We pride ourselves on our commitment to fostering a diverse, inclusive, and empowered workforce. In 2020, we established the Company’s Culture and Inclusion Leadership Council, which seeks to obtain feedback from our employees and focuses on matters related to corporate culture at ABM, specifically related to diversity, inclusion, and social justice.

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
Executive Officers of Registrant
Executive Officers on December 17, 2020

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	58	President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.
Earl R. Ellis	55
Executive Vice President and Chief Financial Officer of ABM since November 2020; Senior Vice President, Finance and Procurement of Best Buy Co. Inc. from January 2018 to November 2020; Chief Financial Officer of Best Buy Canada from May 2016 to December 2017; Vice President, Finance, Retail of Canadian Tire Corporation Limited from May 2014 to May 2016.

Andrew D. Block	52	Executive Vice President and Chief Human Resources Officer of ABM since June 2018; Senior Vice President, Talent and Organizational Performance (Chief HR Officer) of Buffalo Wild Wings, Inc. from April 2010 to June 2018; Director of Human Resources of C.H. Robinson Worldwide, Inc. from December 2002 to April 2010.
Joshua H. Feinberg	46	Executive Vice President, Chief Strategy and Transformation Officer of ABM since November 2019; Managing Director and Partner of The Boston Consulting Group from July 2014 to November 2019.
Rene Jacobsen	59	Executive Vice President and Chief Operating Officer of ABM since November 2020; Executive Vice President and Chief Facilities Services Officer of ABM from October 2019 to November 2020; President of ABM’s Business & Industry Group from February 2016 to October 2019; Executive Vice President of ABM’s West Region from April 2012 to February 2016; Executive Vice President and Chief Operating Officer of Temco Service Industries from November 2007 to April 2012.
Sean M. Mahoney	54	Executive Vice President and President, Sales and Marketing of ABM since November 2020; Senior Vice President, Sales of ABM from August 2017 to October 2020; Vice President, Sales of Honeywell from July 2015 to July 2017.
Andrea R. Newborn	57	Executive Vice President, General Counsel, and Corporate Secretary of ABM since July 2017; Executive Vice President and General Counsel of TravelClick, Inc. from July 2014 to June 2017; Senior Vice President, General Counsel, and Secretary of The Reader’s Digest Association, Inc. from March 2007 to February 2014.
Dean A. Chin	52	Interim Chief Financial Officer of ABM from July 2020 to November 2020; Senior Vice President, Chief Accounting Officer, and Corporate Controller of ABM since June 2010; Vice President and Assistant Controller of ABM from June 2008 to June 2010.

ITEM 1A. RISK FACTORS.
The following risks, some of which have occurred and any of which may occur in the future, could materially and adversely affect our business, financial condition, cash flows, results of operations, and/or the trading price of our common stock. The risks described below identify the material risks we face; however, our business could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the consolidated financial statements and accompanying notes (the “Financial Statements”).
Risks Relating to the Novel Coronavirus (“COVID-19”) Pandemic (the “Pandemic”)
The Pandemic has had and is expected to continue having a negative effect on the global economy and the United States economy; it has disrupted and is expected to continue disrupting our operations and our clients’ operations; and it has adversely affected and may continue to adversely affect our business, results of operations, cash flows, and financial condition.
The Pandemic and measures taken by authorities in response to the Pandemic, such as travel bans and restrictions, shelter-in-place/stay-at-home orders, and business and school shutdowns, have disrupted and are expected to continue disrupting the economy and our business. These disruptions heighten the potential adverse effects on our business, financial condition, results of operations, and cash flows that are described in certain of the risk factors described below. The evolving scale and scope of the Pandemic will affect the degree of these adverse effects, including, but not limited to, the likelihood of and impacts from:
•overall economic conditions, which have been and will likely continue to be adversely impacted by the Pandemic and related shutdowns;
•our ability to maintain sufficient key personnel due to employee illness, quarantine requirements, worker absences, social-distancing requirements, and travel or other restrictions;
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
The extent of the impact of the Pandemic depends on future developments and remains highly uncertain due to the unknown duration and severity of the Pandemic. Given these uncertainties, we cannot estimate the full impacts the Pandemic will have on our business, results of operations, cash flows, or financial condition, but the adverse impacts could be material.
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
Our future performance depends on the continuing services and contributions of our senior management and on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations. We employ approximately 114,000 persons, and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for qualified employees. Further, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, and other costs. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. There is no assurance that in the future we will be able to attract or retain qualified employees or effectively manage labor and benefit costs, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We may periodically engage in various initiatives intended to drive long-term profitable growth and increase operational efficiency. Planned changes to our business systems and processes may not create the growth, operational efficiencies or cost benefits that we expect and could result in unanticipated consequences, including substantial disruption to our back-office operations and service delivery.
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
In furtherance of our business strategy, we routinely evaluate opportunities and may enter into agreements for possible acquisitions, divestitures, or other strategic transactions. In the past, a significant portion of our growth has been generated by acquisitions, and we may continue to acquire businesses in the future as part of our growth strategy. However, we may encounter challenges identifying opportunities in a timely manner or on terms acceptable to us. Furthermore, there is no assurance that any such transaction will result in synergistic benefits. A potential acquisition, divestiture, or other strategic transaction may involve a number of risks including, but not limited to:

•the transaction may not effectively advance our business strategy, and its anticipated benefits may never materialize;
•our ongoing operations may be disrupted, and management time and focus may be diverted;
•clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;
•integration of an acquired business’s accounting, information technology, HR, and other administrative systems may fail to permit effective management and expense reduction;
•unforeseen challenges may arise in implementing internal controls, procedures, and policies;
•additional indebtedness incurred as a result of an acquisition may impact our financial position, results of operations, and cash flows; and
•unanticipated or unknown liabilities may arise related to an acquired business.
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
Additionally, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars, and those translations are affected by movements in foreign currencies relative to the U.S. dollar. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.
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

Risks Relating to Insurance and Safety Matters
We manage our insurable risks through a combination of third-party purchased policies and self-insurance, and we retain a substantial portion of the risk associated with expected losses under these programs, which exposes us to volatility associated with those risks, including the possibility that changes in estimates to our ultimate insurance loss reserves could result in material charges against our earnings.
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
Should we be unable to renew our excess, umbrella, or other commercial insurance policies, it could have a material adverse impact on our business, as would the incurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we self-insure our losses, deterioration in our loss control and/or our continuing claim management efforts could increase the overall cost of claims within our retained limits. A material change in our insurance costs due to changes in the frequency of claims, the severity of the claims, the costs of excess/umbrella premiums, or regulatory changes could have a material adverse effect on our financial position, results of operations, or cash flows.
In 2015, we formed a wholly-owned captive insurance company, IFM Assurance Company (“IFM”), which we believe has provided us with increased flexibility in the end-to-end management of our insurance program. There can be no assurance that IFM will continue to bring about the intended benefits or the desired flexibility in the management of our insurance programs, because we may experience unanticipated events that could reduce or eliminate expected benefits.
Our risk management and safety programs may not have the intended effect of reducing our liability for personal injury or property loss.
We attempt to mitigate risks relating to personal injury or property loss through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of accidents or events that might increase our liability. It is expected that any such decrease could also have the effect of reducing our insurance costs for our casualty programs. However, incidents involving personal injury or property loss may be caused by multiple potential factors, a significant number of which are beyond our control. Therefore, there can be no assurance that our risk management and safety programs will have the desired effect of controlling costs and liability exposure.
Risks Relating to Information Technology and Cybersecurity
We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers or clients, or other compromises of our data that could adversely affect our business.
Our information technology systems and those of our third-party providers or clients could be the target of cyber attacks, ransomware attacks, hacking, unauthorized access, phishing, computer viruses, malware, or other intrusions, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of confidential, proprietary, or personal information. We maintain confidential, proprietary, and personal information in our information technology systems and in systems of third-party providers relating to our current, former, and prospective employees, clients, and other third parties. We have experienced certain data and security breaches in the past and could experience future data or security breaches stemming from the intentional or negligent acts of our employees or other third parties. Furthermore, while we continue to devote significant resources to monitoring and updating our systems and implementing information security measures to protect our systems, there can be no assurance that the controls and procedures we have in place will be sufficient to protect us from future security breaches. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security.
Any such disruptions to our information technology systems, breaches or compromises of data, and/or misappropriation of information could result in lost sales, negative publicity, litigation, violations of privacy and other laws, or business delays that could have a material adverse effect on our business. Additionally, we believe that along with the GDPR and the California Consumer Privacy Act, which went into effect on January 1, 2020, further increased regulation is likely in the area of data privacy. Compliance with this rapidly expanding area of law will require significant management and financial resources, and we could be subjected to additional legal risk or financial losses if we are not in compliance. This expanding area of law may also lead to potentially significant additional claims, including class action claims, being alleged against us.
Risks Relating to Labor, Legal Proceedings, Tax, and Regulatory Matters
Unfavorable developments in our class and representative actions and other lawsuits alleging various claims could cause us to incur substantial liabilities.
Our business involves employing tens of thousands of employees, many of whom work at our clients’ facilities. We incur risks relating to our employment of these workers, including but not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws; claims of misconduct or negligence on the part of our employees; and claims related to the employment of unlicensed personnel. We also incur risks and claims related to the imposition on our employees of policies or practices of our clients that may be different from our own. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Additionally, there are risks to all employers in some states, such as California, resulting from new and unanticipated judicial interpretations of existing laws and the application of those new interpretations against employers on a retroactive basis. It is not possible to predict the outcome of these lawsuits or any other proceeding, and our insurance may not cover all claims that may be asserted against us. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources. An unfavorable outcome with respect to current lawsuits, including the Bucio case described in Note 13, “Commitments and Contingencies,” in the Notes to consolidated financial statements (included in Part II., Item 8 of this Form 10-K), and any future lawsuits may, individually or in the aggregate, cause us to incur substantial liabilities that could have a material adverse effect upon our business, reputation, financial condition, results of operations, or cash flows.
A significant number of our employees are covered by collective bargaining agreements that could expose us to potential liabilities in relation to our participation in multiemployer pension plans, requirements to make contributions to other benefit plans, and the potential for strikes, work slowdowns or similar activities, and union organizing drives.
We participate in various multiemployer pension plans that provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer pension plans, there are risks to us associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. In the event another participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us. In the event of the termination of a multiemployer pension plan or a complete or partial withdrawal from a multiemployer pension plan, under applicable law we could incur material withdrawal liabilities. We further discuss our participation in multiemployer pension and postretirement plans in Note 12, “Employee Benefit Plans,” in the Notes to consolidated financial statements. In addition, the terms of collective bargaining agreements require us to contribute to various fringe benefit plans, including health and welfare, pension, and training plans, all of which require us to have appropriate systems in place to assure timely and accurate payment of contributions. The failure to make timely and accurate contributions as a result of a systems failure could have a negative impact on our financial position.
At October 31, 2020, approximately 32% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2021. In addition, at any given time we may face union organizing activity. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time collective bargaining agreement or renegotiating an existing agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
We are subject to a variety of taxes and tax collection and remittance obligations in the United States and foreign jurisdictions, primarily the United Kingdom. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As tax rates vary among taxing jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, at any point in time, we may be under examination for income-based, sales-based, payroll, or other non-income taxes. We regularly assess the likelihood of adverse outcomes resulting from these audits to determine the adequacy of our provision for income taxes. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties due to adverse outcomes in tax audits or changes in laws, regulations, administrative practices, principles, assessments by authorities, and interpretations related to tax laws, including tax rules in various jurisdictions, which could have an adverse effect on our operating results and financial condition.
Risks Relating to Market and Economic Conditions
Changes in general economic conditions, such as changes in energy prices, government regulations, or consumer preferences, could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
In certain geographic areas and service lines, our most profitable revenues are related to supplemental services requested by clients outside of the standard service specification (“work orders”). This contract type is commonly used in janitorial services and includes cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal. A continuing decline in occupancy rates could result in a decline in scope of work, including work orders, and depressed prices for our services. Slow domestic and international economic growth or other negative changes in global, national, and local economic conditions could have a negative impact on our business. Specifically, adverse economic conditions may result in clients cutting back on discretionary spending. Additionally, since a significant portion of our aviation services and parking revenues are tied to the volume of airline passengers, hotel guests, and sports arena attendees, results for these businesses could be adversely affected by continued curtailment of business, personal travel, or discretionary spending. The use of ride sharing services and car sharing services may also lead to a decline in parking demand at airports and in urban areas.
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

The degree to which we are leveraged could have important consequences for shareholders. For example, being highly leveraged could: require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, share repurchases, capital expenditures, acquisitions, and other general corporate purposes; limit our availability to obtain additional financing in the future to enable us to react to changes in our business; and place us at a competitive disadvantage compared to businesses in our industry that have less debt.
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
We evaluate goodwill for impairment annually, in the fourth quarter, or more often if impairment indicators exist. We also review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the fair value of one of our reporting units is less than its carrying value, or if as a result of a recoverability test we conclude that the projected undiscounted cash flows are less than the carrying amount, we would record an impairment charge related to goodwill or long-lived assets, respectively. (For example, during the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event that resulted in the impairment of goodwill and intangible assets.) The assumptions used to determine impairment require significant judgment, and the amount of the impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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
In addition, with the increasing frequency of cyber-related frauds perpetrated to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds and changing our vendor master files are adequate. Furthermore, the introduction of new, and changes to existing, enterprise resource planning (“ERP”) and financial reporting information systems create implementation and change management risks that require effective internal controls to mitigate. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business, and our stock price.

General Risk Factors
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
Principal Properties as of October 31, 2020

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
In addition to the above properties, we have other offices, warehouses, and parking facilities in various locations, primarily in the United States. See Note 4, “Leases,” in the Notes to consolidated financial statements for additional information regarding leases. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS.
Certain Legal Proceedings
Information with respect to certain legal proceedings is set forth in Note 13, “Commitments and Contingencies,” in the Notes to consolidated financial statements (included in Part II., Item 8 of this Form 10-K) and is incorporated herein by reference.
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
At December 15, 2020, there were 3,133 registered holders of our common stock.
Common Stock Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At October 31, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
Repurchase Activity

Year Ended
(in millions, except per share amounts)	October 31, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1

Performance Graph
The following graph compares the five-year cumulative total return for our common stock against the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s SmallCap 600 Index (“S&P 600”). As our competitors are principally privately held, we do not believe it is feasible to construct a peer group comparison on an industry or line-of-business basis.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
ABM Industries Incorporated
S&P 500 Index
S&P SmallCap 600 Index

	INDEXED RETURNS Years Ended October 31,
Company / Index	2015	2016	2017	2018	2019	2020
ABM Industries Incorporated	$100	$140.4	$153.2	$114.7	$138.7	$135.1
S&P 500 Index	100	104.5	129.2	138.7	158.6	174.0
S&P SmallCap 600 Index	100	106.3	136.0	143.7	148.3	136.9
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

	Years Ended October 31,
	2020	2019	2018	2017	2016
(in millions, except per share amounts)
Statements of Comprehensive (Loss) Income Data
Revenues(1)(2)(3)	$5,987.6	$6,498.6	$6,442.2	$5,453.6	$5,144.7
Operating profit(4)	95.7	208.3	138.6	101.9	54.7
Income from continuing operations	0.2	127.5	95.9	78.1	62.3
Income (loss) from discontinued operations, net of taxes(5)	0.1	(0.1)	1.8	(74.3)	(5.1)
Per Share Data
Net income per common share — Basic
Income from continuing operations	$0.00	$1.92	$1.45	$1.35	$1.11
Net income	$0.00	$1.91	$1.48	$0.07	$1.02
Net income per common share — Diluted
Income from continuing operations	$0.00	$1.91	$1.45	$1.34	$1.09
Net income	$0.00	$1.90	$1.47	$0.07	$1.01
Weighted-average common and common equivalent shares outstanding
Basic	66.9	66.6	66.1	57.7	56.3
Diluted	67.3	66.9	66.4	58.3	56.9
Dividends declared per common share	$0.740	$0.720	$0.700	$0.680	$0.660
Statements of Cash Flow Data
Net cash provided by operating activities of continuing operations	$457.4	$262.8	$299.7	$101.7	$110.5
Income tax payments (refunds), net(6)	82.2	20.6	(1.0)	11.8	12.6

	At October 31,
(in millions)	2020	2019	2018	2017	2016
Balance Sheet Data
Total assets	$3,776.9	$3,692.6	$3,627.5	$3,812.6	$2,278.8
Trade accounts receivable, net of allowances(7)	854.2	1,013.2	1,014.1	1,038.1	803.7
Goodwill(8)	1,671.4	1,835.4	1,834.8	1,864.2	912.8
Other intangible assets, net of accumulated amortization(9)	239.7	297.2	355.7	430.1	103.8
Long-term debt, net(10)	603.0	744.2	902.0	1,161.3	268.3
Insurance claims	521.5	515.0	510.3	495.4	423.8
(1) Revenues in 2020 were negatively impacted by Pandemic-related disruptions across our businesses and the loss of certain accounts. However, this decrease was partially offset by an increase in Pandemic-related work orders and new services, including EnhancedClean, and by the expansion of certain accounts and new business.
(2) Revenues in 2020 and 2019 reflect the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Following the adoption of Topic 853, for the years ended October 31, 2020 and 2019, rent expenses of $29.8 million and $48.6 million, respectively, related to service concession arrangements are now presented as reductions of revenues, but were previously presented as operating expenses. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Revenues,” in the Financial Statements for additional information regarding service concessions.

(3) Revenues in 2018 included $858.1 million of incremental revenue from acquisitions, primarily $855.7 million related to the acquisition of GCA. Revenues in 2017 included $208.1 million of incremental revenue from acquisitions, including $169.7 million related to GCA.
(4) Factors affecting comparability of operating profit consisted of the following:
•Operating profit in 2020 was negatively impacted by impairment charges recorded on goodwill and intangible assets totaling $172.8 million due to the adverse impact of market and business conditions resulting from the Pandemic. Operating profit was also negatively impacted by: account compression resulting from Pandemic-related disruptions in certain markets; a $17.6 million reserve on notes receivable related to a unique, entertainment-related project within Technical Solutions, mainly associated with increasing credit risk resulting from the Pandemic; $13.1 million of investments in EnhancedClean, other Pandemic-related projects, and certain corporate initiatives; and a $12.9 million increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic. The decrease was partially offset by: the management of direct labor and related personnel costs during the Pandemic; various human capital management cost reduction measures; higher margins on work orders and new services, including EnhancedClean, relating to the Pandemic; the loss of certain lower margin accounts; and a $26.8 million decrease in self-insurance reserves, related to adjustments for prior years.
•Operating profit in 2019 was positively impacted by higher gross margin, $14.5 million lower restructuring and related expenses, and a $13.6 million lower self-insurance adjustment related to prior year claims. Additionally, 2019 benefited from the absence of $26.5 million of impairment charges recognized during 2018.
•Operating profit in 2018 was positively impacted by $67.6 million of incremental operating profit resulting from the GCA acquisition and an $11.8 million lower self-insurance adjustment, partially offset by $34.4 million of higher amortization expense and impairment charges of $26.5 million. Additionally, 2018 benefited from the absence of $24.2 million of transaction expenses incurred in 2017 related to the GCA acquisition, but this benefit was partially offset by the absence of a $17.4 million impairment recovery recorded in 2017 related to our Government Services business.
•Operating profit in 2017 benefited from a $17.4 million impairment recovery, a $10.9 million lower self-insurance adjustment, a reduction in restructuring and related expenses, and procurement and organizational savings from our 2020 Vision initiatives, all partially offset by $24.2 million of transaction expenses related to the GCA acquisition.
•Operating profit in 2016 was negatively impacted by insurance expense of $49.6 million, consisting of a $32.9 million unfavorable self-insurance adjustment related to prior year claims and $16.7 million of higher insurance expense due to an increase in the rate used to record our insurance reserves during 2016. Operating profit was also unfavorably impacted by $29.0 million of 2020 Vision restructuring and related charges and a $22.5 million impairment charge for our Government Services business, consisting of both goodwill and long-lived asset charges. Operating profit in 2016 was favorably impacted by approximately $22 million in savings from our 2020 Vision initiatives.
(5) We had income from discontinued operations in 2018 of $1.8 million due to an insurance reimbursement on a legal settlement and collection of previously written off receivables, partially offset by union audit settlements. The loss from discontinued operations in 2017 included legal settlements associated with our former Security business of $120.0 million.
(6) Net income tax payments during 2018 were impacted by a $19.4 million refund received for prior year legal settlements. Additionally, we had cash tax savings of approximately $8 million for 2020, $6 million for 2019, and $7 million for 2018 and $10 million for each of 2017 and 2016 related to coverage provided by IFM Assurance Company, our wholly-owned captive insurance company.
(7) Trade accounts receivable, net of allowances, decreased by $159.0 million as of October 31, 2020. This decrease was driven by a decrease in revenue relating to the Pandemic and our focus on collection of client receivables. Trade accounts receivable, net of allowances, increased by $118.1 million on September 1, 2017, as a result of the GCA acquisition.
(8) In 2020, goodwill decreased due to an impairment charge totaling $163.8 million ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business) driven by the impact of the Pandemic. Goodwill decreased in 2018 due to an impairment charge of $20.3 million related to Westway Services Holdings (2014) Ltd. (“Westway”) and to a $7.0 million adjustment to the final GCA purchase price allocation. Goodwill increased by $933.9 million on September 1, 2017, as a result of the GCA acquisition.
(9) In 2020, other intangible assets, net of accumulated amortization, were reduced by impairment charges of $5.6 million related to Aviation and $3.4 million related to our U.K. Technical Solutions business driven by the impact of the Pandemic. In 2018, other intangible assets, net of accumulated amortization, were reduced by an impairment charge of $6.2 million related to Westway and a $1.0 million adjustment to the final GCA purchase price allocation. During 2017, we recorded $349.0 million of other intangible assets as a result of the GCA acquisition.
(10) On September 1, 2017, we refinanced and replaced our existing $800.0 million credit facility with a new secured $1.7 billion credit facility, which we partially used to fund the GCA acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following MD&A is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements. This MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1. of this Form 10-K under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal year, which ends on October 31.
Effective November 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) and related amendments, using a modified retrospective approach; prior period Financial Statements were not adjusted. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” and Note 4, “Leases,” in the Financial Statements for additional information regarding the impact of adoption.

Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day. Our principal operations are in the United States, and in 2020 our U.S. operations generated approximately 94% of our revenues.
Strategic Growth
We remain focused on long-term, profitable growth related to both new and existing clients within our industry groups and across our many service lines. Our revenue growth strategy is predicated on pursuing new sales and targeting a favorable retention rate among existing contracts. Cross-selling and up-selling projects and services is also an integral part of our strategy. We believe operational leverage from our strategic growth initiatives, coupled with our continued focus on efficiency, will increase profitability.
Systems and Technology Transformation
We have initiated many technology-based modernization efforts that we believe will enable us to operate more efficiently and provide us with greater data and insights to enhance our business management capabilities. We believe these new tools and systems will equip us for long-term success and position us for an even stronger and more prosperous future.
Human Resources and Labor Management
During 2019 we launched our new cloud-based human capital management system. This investment will create an HR structure that centralizes and standardizes hiring and training practices to help us make more informed decisions and ultimately manage certain costs. We have also introduced new tools to help our operators manage labor more efficiently, and we continue to invest in attracting, developing, and retaining talent.
Enterprise Resource Planning
During 2019 and the first quarter of 2020 we also made progress with the multi-phased deployment of our new ERP system, and in the future we anticipate having a unified system where we can integrate our legacy ABM and our legacy GCA finance environments for the first time. This newly combined system will streamline the operational and financial execution of our business and lead to more effective decision making in the future. Due to the Pandemic-related disruptions, the implementation of the new ERP system was temporarily suspended in the second and third quarters of 2020. In the fourth quarter of 2020, we re-engaged the implementation.

Developments and Trends
COVID-19 Pandemic
COVID-19 has resulted in a worldwide health Pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. We, along with many of our clients, have been impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups, and, in some areas, to refrain from non-essential movements outside of homes. The Pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the broader economy. Refer to “Consolidated Results of Operations” and “Results of Operations by Segment” for additional information related to the impact of the Pandemic on our financial results.
Given the unprecedented and uncertain nature and potential duration of this situation, we cannot reasonably estimate the full extent of the impact the Pandemic will have on our financial condition, results of operations, or cash flows. The ultimate extent of the effects of the Pandemic on our company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the Pandemic subsides.
Our priority has been and continues to be the health, safety, and support of our employees, our clients, and the communities that we serve. We have also taken actions to strengthen our liquidity, cash flows, and financial position to help mitigate potential future impacts on our operations and financial performance. These priorities and measures include, but are not limited to, the following:
Health and Safety of our Employees and Clients
As the Pandemic has developed, we have taken steps to support our employees and clients based on recommendations from various global experts, including the World Health Organization, the Centers for Disease Control and Prevention, the Occupational Safety and Health Administration, and the U.K. National Health Service. To help protect our employees and our clients, face masks and other personal protective equipment (“PPE”) are being used by our employees. We have also encouraged our employees to practice social distancing and wash hands frequently. Additionally, we transitioned many office-based employees to a remote work environment, suspended non-essential travel, and adopted technologies to allow employees to effectively perform their functions remotely.
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
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met. We are also developing new cleaning initiatives in accordance with various protocols issued by global experts, including deep cleaning services, special project cleaning services, and other work orders.
In April 2020, we announced our EnhancedCleanTM Program (“EnhancedClean”), an innovative solution that helps provide clients with healthy spaces. We designed EnhancedClean under the guidance of experts on infectious diseases and industrial hygiene to help provide our clients with processes that use hospital-grade disinfectants, specialized equipment, and innovative solutions and technology. These solutions include: hygiene and safety protocols, utilization of disinfecting procedures and products for high-touch surfaces, employment of PPE, and communication and training protocols.
Expense Management
As we adapted to the changing demand environment resulting from the Pandemic, during 2020 we implemented numerous cost cutting actions, such as:
•Various human capital management actions, including: temporary pay reductions for executives, certain employees, and our Board of Directors, with full pay reinstated as of August 1, 2020;

temporary furloughs or reduced working hours for certain staff and management employees, most of whom returned to work effective August 1, 2020; and the temporary suspension of certain benefits, including our 401(k) match, which will be reinstated effective January 1, 2021;
•Actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns;
•Reducing our planned capital expenditures and operating expenditures for 2020, including the postponement of various technology initiatives (such as implementing our ERP system) that were deemed non-critical to our operations, some of which we re-engaged during the fourth quarter; and limiting travel and entertainment expenses; and
•Reducing our sales expenses and discretionary spending projects across the Company.
Liquidity, Cash Flows, and Financial Position
As of October 31, 2020, we had $394.2 million of cash and cash equivalents, and we had net cash provided by operating activities of $457.5 million during the year ended October 31, 2020. We have taken and continue to take actions to help preserve cash, increase liquidity, and strengthen our financial position, including:
•Borrowing approximately $300 million under our line of credit in March 2020, which represented all remaining amounts then available under our Credit Facility, as a precautionary measure to provide increased liquidity and preserve financial flexibility due to uncertainty resulting from the Pandemic (refer to “Liquidity and Capital Resources” for more information). During the quarter ended July 31, 2020, we repaid substantially all of these amounts borrowed under the revolving line of credit without penalty. We have not borrowed additionally in the fourth quarter of 2020;
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
As a result of the actions taken above, we were able to strengthen our cash flow in fiscal 2020, allowing us to pay down our line of credit borrowings. As of October 31, 2020, this resulted in a borrowing capacity of $596.6 million, reflecting covenant restrictions. In addition, we had $394.2 million of cash and cash equivalents, as noted above.
In response to the Pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various stimulus measures, including several income tax and payroll tax provisions. Among the payroll tax provisions is the creation of a refundable credit for employee retention and the deferral of certain payroll tax remittances through December 31, 2020, to future years (with 50% of the deferred amount due by December 31, 2021, and the remaining 50% due by December 31, 2022). We evaluated the impact of business tax provisions in the CARES Act. The impact of the income tax provisions was not material. The impact of the payroll tax provisions was the deferral of approximately $101 million of payroll tax as of October 31, 2020. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries.
The Pandemic is an unprecedented situation and is continuously evolving. Since we cannot predict the duration or scope of the Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in 2021 or in the future. Even after the Pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience adverse effects on our business, consolidated results of operations, financial position, and cash flows resulting from a recessionary economic environment that may persist.

The Pandemic has had a profoundly negative impact on the public health and safety of the global and American public. As a result, the global and U.S. economies continue to experience significant uncertainty. Gross domestic product has demonstrated considerable volatility since the onset of the Pandemic, contracting to a historic and sudden low during 2020. The unemployment rate has more than doubled, as well, given the struggling macroeconomic environment. These factors have led to lower demand for some of our services in certain end-markets. To date, the Pandemic has impacted and is expected to continue impacting global communities and commerce for the foreseeable future.
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
GCA Restructuring and Other Initiatives
Following the acquisition of GCA, during the first quarter of 2018, we initiated a restructuring program to achieve cost synergies and subsequently incurred expenses primarily related to employee severance, the migration and upgrade of several key technology platforms, and the consolidation of certain real estate leases. Additionally, during 2019, we reorganized our former Healthcare business and incurred immaterial severance expense. In early 2020, we continued our technology-based modernization efforts, including standardizing our financial systems. However, due to the Pandemic, the majority of these projects have been temporarily suspended since the second quarter of 2020.

	Year Ended
(in millions)	October 31, 2020	Cumulative
Employee severance	$0.3	$18.3
Other project fees	3.2	15.5
External support fees	1.4	4.9
Lease exit costs	2.7	3.4
Total	$7.6	$42.2
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
The actuarial reviews demonstrate that the changes we have made to our risk management program continue to positively impact the frequency and severity of claims. The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the actuarial reviews performed, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR Claims by $36.6 million, $30.2 million of which relates to prior years, during 2020. In 2019, we decreased our total reserves related to prior year claims by $3.4 million.

Key Financial Highlights
•Revenues decreased by $511.0 million, or 7.9%, during 2020, as compared to 2019, primarily due to the impact of Pandemic-related disruptions across our businesses. Revenues were also impacted by the loss of certain accounts, primarily in our Aviation business and our U.S. B&I business. However, this decrease was partially offset by the expansion of certain accounts and new business within B&I, T&M, and Technical Solutions (primarily before Pandemic-related disruptions), as well as by a significant increase in work orders and new services, including EnhancedClean, primarily relating to the Pandemic.
•Operating profit decreased by $112.6 million, or 54.0%, during 2020, as compared to 2019. The decrease in operating profit is primarily attributable to impairment charges recorded on goodwill and intangible assets totaling $172.8 million due to the adverse impact of market and business conditions resulting from the Pandemic. The decrease was also driven by account compression resulting from: Pandemic-related disruptions in certain markets; a reserve on notes receivable related to a unique, entertainment-related project within Technical Solutions, mainly associated with increasing credit risk resulting from the Pandemic; an increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic; and investments in EnhancedClean, other Pandemic-related projects, and certain corporate initiatives. These factors were partially offset by: the management of direct labor and related personnel costs during the Pandemic; higher margins on work orders and new services, including EnhancedClean, relating to the Pandemic (particularly within B&I and T&M); the loss of certain lower margin accounts within B&I and Aviation; a decrease in self-insurance reserves related to adjustments for prior years; and various human capital management cost reduction measures.
•Our effective tax rate on income from continuing operations was 99.6% for 2020, as compared to 20.4% during 2019, with the increase primarily due to the impairment of non-deductible goodwill during 2020.
•Net cash provided by operating activities of continuing operations was $457.4 million during 2020.
•Dividends of $49.3 million were paid to shareholders, and dividends totaling $0.740 per common share were declared during 2020.
•At October 31, 2020, total outstanding borrowings under our credit facility were $725.3 million, and we had up to $596.6 million of borrowing capacity, reflecting covenant restrictions.

Results of Operations

Consolidated

	Years Ended October 31,			2020 vs. 2019
($ in millions)	2020	2019	2018	Increase / (Decrease)
Revenues	$5,987.6	$6,498.6	$6,442.2	$(511.0)	(7.9)%
Operating expenses	5,157.0	5,767.5	5,747.4	(610.5)	(10.6)%
Gross margin	13.9%	11.2%	10.8%	262 bps
Selling, general and administrative expenses	506.1	452.9	438.0	53.2	11.7%
Restructuring and related expenses	7.6	11.2	25.7	(3.6)	(32.2)%
Amortization of intangible assets	48.4	58.5	66.0	(10.1)	(17.3)%
Impairment loss	172.8	—	26.5	172.8	NM*
Operating profit	95.7	208.3	138.6	(112.6)	(54.0)%
Income from unconsolidated affiliates	2.2	3.0	3.2	(0.8)	(28.3)%
Interest expense	(44.6)	(51.1)	(54.1)	(6.5)	(12.8)%
Income from continuing operations before income taxes	53.3	160.2	87.7	(106.9)	(66.7)%
Income tax (provision) benefit	(53.1)	(32.7)	8.2	20.4	62.5%
Income from continuing operations	0.2	127.5	95.9	(127.3)	(99.8)%
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)	1.8	0.2	NM*
Net income	0.3	127.4	97.8	(127.1)	(99.8)%
Other comprehensive (loss) income
Interest rate swaps	(7.6)	(22.4)	21.9	14.8	66.1%
Foreign currency translation and other	(1.8)	1.6	(4.7)	(3.4)	NM*
Income tax benefit (provision)	2.4	5.9	(5.9)	(3.5)	(58.9)%
Comprehensive (loss) income	$(6.6)	$112.5	$109.0	$(119.1)	NM*
*Not meaningful
The Year Ended October 31, 2020 Compared with the Year Ended October 31, 2019
Revenues
Revenues decreased by $511.0 million, or 7.9%, during 2020, as compared to 2019. The decrease in revenues was primarily due to the impact of Pandemic-related disruptions across our businesses. Revenues were also impacted by the loss of certain accounts, primarily in our Aviation business and our U.S. B&I business. However, this decrease was partially offset by the expansion of certain accounts and new business within B&I, T&M, and Technical Solutions (primarily before Pandemic-related disruptions), as well as a significant increase in work orders and new services, including EnhancedClean, primarily relating to the Pandemic.
Operating Expenses
Operating expenses decreased by $610.5 million, or 10.6%, during 2020, as compared to 2019. Gross margin increased by 262 bps to 13.9% in 2020 from 11.2% in 2019. The increase in gross margin was primarily associated with the management of direct labor and related personnel costs during the Pandemic; higher margins on work orders and new services, including EnhancedClean, relating to the Pandemic (primarily within B&I and T&M); the loss of certain lower margin accounts within B&I and Aviation; and a decrease in self-insurance reserves related to adjustments for prior years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $53.2 million, or 11.7%, during 2020, as compared to 2019. The increase in selling, general and administrative expenses was primarily attributable to:
•a $17.6 million reserve on notes receivable related to a unique, entertainment-related project within Technical Solutions, mainly associated with increasing credit risk resulting from the Pandemic;

•a $13.1 million increase related to investments in EnhancedClean, other Pandemic-related projects, and certain corporate initiatives;
•a $12.9 million increase in bad debt expense primarily due to specific reserves established for client receivables associated with increasing credit risk in certain industries (including for clients with deteriorating credit ratings and resulting bankruptcies) arising from the Pandemic;
•an $11.6 million increase in legal costs and settlements; and
•a $4.6 million increase in medical and dental insurance expense as a result of actuarial evaluations performed in the year ended October 31, 2020.
This increase was partially offset by:
•the absence of a $3.9 million reserve for an anticipated union pension settlement in the prior year; and
•a $3.5 million decrease in compensation and related expenses mainly due to management and staff labor reductions, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching, and also due to a decrease in travel and entertainment expenses, partially offset by additional share-based compensation expense.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $3.6 million, or 32.2%, during 2020, as compared to 2019. The decrease was primarily due to a decline in severance, other expenses incurred in the prior year related to the GCA integration, and expenses related to our ongoing technology initiatives. The majority of these initiatives have been temporarily suspended since the second quarter of 2020 due to the Pandemic.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $10.1 million, or 17.3%, during 2020, as compared to 2019, mainly due to the lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic. During 2019, we did not record any impairment charges.
Interest Expense
Interest expense decreased by $6.5 million, or 12.8%, during 2020, as compared to 2019, primarily due to lower relative interest rates and lower outstanding borrowing under our credit facility.
Income Taxes from Continuing Operations
During 2020 and 2019, we had effective tax rates of 99.6% and 20.4%, respectively, resulting in a provision for tax of $53.1 million and a provision for tax of $32.7 million, respectively. The effective tax rate for the year ended October 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 24.4%. Our effective tax rate for 2020 was also impacted by the following discrete items: a $5.7 million benefit from true-ups; a $2.3 million provision related to the Work Opportunity Tax Credit (“WOTC”); a $2.1 million benefit from energy efficiency incentives; and a $1.1 million benefit from change of tax reserves. Our effective tax rate for 2019 was impacted by the following discrete items: a $1.8 million benefit from the transition tax (including foreign tax credits); a $1.7 million benefit from state true-ups; a $1.6 million benefit from federal true-ups; a $1.3 million provision related to WOTC; a $1.3 million benefit from expiring statutes of limitations; a $1.1 million benefit from the vesting of share-based compensation awards; and a $0.9 million benefit from research and development credits.

Interest Rate Swaps
The unrealized loss on interest rate swaps decreased by $14.8 million, or 66.1%, during the year ended October 31, 2020, as compared to the year ended October 31, 2019, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation and Other
We had a foreign currency translation loss of $1.8 million during the year ended October 31, 2020 as compared to a foreign currency translation gain of $1.6 million during the year ended October 31, 2019. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.
The Year Ended October 31, 2019 Compared with the Year Ended October 31, 2018
For a comparison of our Results of Operations for the year ended October 31, 2019 to the year ended October 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on December 20, 2019.

Segment Information
Our current reportable segments consist of B&I, T&M, Education, Aviation, and Technical Solutions.
Financial Information for Each Reportable Segment

	Years Ended October 31,			2020 vs. 2019
($ in millions)	2020	2019	2018	Increase / (Decrease)
Revenues
Business & Industry	$3,157.8	$3,251.4	$3,268.4	$(93.6)	(2.9)%
Technology & Manufacturing	956.0	917.0	925.4	39.0	4.3%
Education	808.8	847.4	856.7	(38.6)	(4.6)%
Aviation	680.9	1,017.3	1,038.7	(336.4)	(33.1)%
Technical Solutions	506.6	593.2	500.1	(86.6)	(14.6)%
Elimination of inter-segment revenues	(122.4)	(127.7)	(147.1)	5.3	4.2%
	$5,987.6	$6,498.6	$6,442.2	$(511.0)	(7.9)%
Operating profit (loss)
Business & Industry	$253.7	$182.3	$157.9	$71.4	39.2%
Operating profit margin	8.0%	5.6%	4.8%	243 bps
Technology & Manufacturing	84.4	72.5	67.4	11.9	16.5%
Operating profit margin	8.8%	7.9%	7.3%	93 bps
Education	(41.1)	39.0	44.1	(80.1)	NM*
Operating profit margin	(5.1)%	4.6%	5.1%	(969) bps
Aviation	(59.6)	21.1	23.2	(80.7)	NM*
Operating profit margin	(8.7)%	2.1%	2.2%	NM*
Technical Solutions	9.5	55.4	21.8	(45.9)	(82.9)%
Operating profit margin	1.9%	9.3%	4.4%	(747) bps
Government Services	(0.1)	(0.1)	(0.8)	—	NM*
Operating profit margin	NM*	NM*	NM*	NM*
Corporate	(146.9)	(159.0)	(168.8)	12.1	7.6%
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.2)	(3.0)	(3.2)	0.8	27.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.1)	0.1	(2.8)	(2.2)	NM*
	$95.7	$208.3	$138.6	$(112.6)	(54.0)%
*Not meaningful

The Year Ended October 31, 2020 Compared with the Year Ended October 31, 2019

Business & Industry
	Years Ended October 31,
($ in millions)	2020	2019	(Decrease) / Increase
Revenues	$3,157.8	$3,251.4	$(93.6)	(2.9)%
Operating profit	253.7	182.3	71.4	39.2%
Operating profit margin	8.0%	5.6%	243 bps
B&I revenues decreased by $93.6 million, or 2.9%, during 2020, as compared to 2019. The decrease was primarily attributable to account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses and the loss of certain accounts in our U.S. business, including the exit from certain lower margin or underperforming accounts that occurred primarily towards the end of the prior year. The decrease was partially offset by: the targeted expansion of certain key clients and new business within our U.S. business; an increase in work orders and other services, including EnhancedClean (primarily relating to the Pandemic); and net new business in our U.K. operations. Management reimbursement revenues for this segment totaled $221.4 million and $283.1 million during 2020 and 2019, respectively.
Operating profit increased by $71.4 million, or 39.2%, during 2020, as compared to 2019. Operating profit margin increased by 243 bps to 8.0% in 2020 from 5.6% in 2019. The increase in operating profit margin was primarily associated with higher margins on work orders and higher margins on certain accounts in both our U.S. and U.K. businesses, driven by the management of direct labor and related personnel costs during the Pandemic. The increase was also driven by the exit from certain lower margin or underperforming accounts in our U.S. business. The increase was partially offset by account compression resulting from Pandemic-related disruptions in certain markets and higher reserves established for client receivables mainly associated with increasing credit risk in certain industries resulting from the Pandemic.

Technology & Manufacturing
	Years Ended October 31,
($ in millions)	2020	2019	Increase
Revenues	$956.0	$917.0	$39.0	4.3%
Operating profit	84.4	72.5	11.9	16.5%
Operating profit margin	8.8%	7.9%	93 bps
T&M revenues increased by $39.0 million, or 4.3%, during 2020, as compared to 2019. The increase was primarily attributable to: an increase in work orders and other services, including EnhancedClean (primarily relating to the Pandemic); new business; and the expansion of certain accounts. The increase was partially offset by the loss of certain accounts.
Operating profit increased by $11.9 million, or 16.5%, during 2020, as compared to 2019. Operating profit margin increased by 93 bps to 8.8% in 2020 from 7.9% in 2019. The increase in operating profit margin was primarily attributable to higher margins on work orders and lower amortization of intangible assets, all partially offset by higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic and by the loss of certain higher margin accounts that occurred in the prior year.

Education
	Years Ended October 31,
($ in millions)	2020	2019	Decrease
Revenues	$808.8	$847.4	$(38.6)	(4.6)%
Operating (loss) profit	(41.1)	39.0	(80.1)	NM*
Operating margin	(5.1)%	4.6%	(969) bps
Education revenues decreased by $38.6 million, or 4.6%, during 2020, as compared to 2019. The decrease was attributable to compression of certain accounts, mainly resulting from Pandemic-related school closures.
Education had an operating loss of $41.1 million during 2020, as compared to an operating profit of $39.0 million during 2019. Operating margin decreased by 969 bps to (5.1)% in 2020 from 4.6% in 2019. The decrease in operating profit margin was primarily attributable to goodwill impairment charges of $99.3 million due to the adverse impact of market and business conditions resulting from the Pandemic and to higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. The decrease was partially offset by the management of direct labor and related personnel costs during Pandemic-related school closures, lower amortization of intangible assets, and higher margins on work orders relating to the Pandemic.

Aviation
	Years Ended October 31,
($ in millions)	2020	2019	Decrease
Revenues	$680.9	$1,017.3	$(336.4)	(33.1)%
Operating (loss) profit	(59.6)	21.1	(80.7)	NM*
Operating margin	(8.7)%	2.1%	NM*
Aviation revenues decreased by $336.4 million, or 33.1%, during 2020, as compared to 2019. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted cabin cleaning, parking, janitorial, passenger services, transportation, and catering accounts. In addition, we lost certain cabin cleaning and passenger services accounts primarily in the prior year. The decrease was partially offset by Pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $74.3 million and $95.5 million during 2020 and 2019, respectively.
Aviation had an operating loss of $59.6 million during 2020, as compared to an operating profit of $21.1 million during 2019. Operating margin decreased to (8.7)% during 2020, from 2.1% during 2019. This decrease in operating profit margin was primarily attributable to impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Operating margin was also negatively impacted by Pandemic-related volume reductions and higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. Operating margin was positively impacted by the management of direct labor and related personnel costs during the Pandemic, higher margins on work orders, and the loss of lower margin cabin cleaning and passenger service accounts in the prior year.

Technical Solutions
	Years Ended October 31,
($ in millions)	2020	2019	Decrease
Revenues	$506.6	$593.2	$(86.6)	(14.6)%
Operating profit	9.5	55.4	(45.9)	(82.9)
Operating profit margin	1.9%	9.3%	(747) bps
Technical Solutions revenues decreased by $86.6 million, or 14.6%, during 2020, as compared to 2019. The decrease was primarily attributable to a lower volume of projects in both our U.S. and U.K. businesses due to Pandemic-related disruptions beginning in the second quarter of 2020 as well as to the loss of certain accounts in our U.K. business that primarily occurred during the prior year. The decrease was partially offset by growth in our U.S. business related to bundled energy solutions projects and power projects prior to Pandemic-related disruptions.
Operating profit decreased by $45.9 million during 2020, as compared to 2019. Operating profit margin decreased by 747 bps to 1.9% in 2020 from 9.3% in 2019. The decrease in operating profit margin was primarily attributable to a $17.6 million reserve on notes receivable related to a unique, entertainment-related project, mainly associated with increasing credit risk resulting from the Pandemic. In addition, the decrease was due to impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. In addition, during the current year we were negatively impacted by: revenue compression resulting from Pandemic-related disruptions; higher commissions expense due to the amortization of commissions that were capitalized in the prior year; and the loss of certain higher margin contracts in our U.K. business. The decrease was partially offset by the management of project related expenses, management and staff employee furloughs, and lower amortization of intangible assets.

Corporate
	Years Ended October 31,
($ in millions)	2020	2019	Decrease
Corporate expenses	$146.9	$159.0	$(12.1)	(7.6)%
Corporate expenses decreased by $12.1 million, or 7.6%, during 2020, as compared to 2019. The decrease in corporate expenses was primarily related to:
•a $26.8 million decrease in self-insurance reserve adjustments, related to prior years, as a result of actuarial evaluations completed in the year ended October 31, 2020;
•the absence of a $3.9 million reserve for an anticipated union pension settlement in the prior year; and
•a $3.6 million decrease in restructuring and related expenses due to a decline in severance, other expenses incurred in the prior year related to the GCA integration, and a decrease in expenses related to our ongoing technology initiatives. The majority of these initiatives have been temporarily suspended since the second quarter of 2020 due to the Pandemic.
This decrease was partially offset by:
•a $9.1 million increase in legal costs and settlements;
•an $8.5 million increase related to investments in EnhancedClean, other Pandemic-related projects, and certain corporate initiatives; and
•a $4.6 million increase in medical and dental insurance expenses as a result of actuarial evaluations performed in the current year.
The Year Ended October 31, 2019 Compared with the Year Ended October 31, 2018
For a comparison of our Segment Information for the year ended October 31, 2019, to the year ended October 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on December 20, 2019.

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
We believe that the Pandemic has had, and will likely continue to have, an adverse impact on our consolidated financial position, results of operations, and cash flows. Since we cannot predict the duration or scope of the Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal 2021 or in the future. It is also possible that our accounts receivable cash collections will be adversely impacted by our clients’ Pandemic-related challenges.
We have taken and continue to take certain steps to preserve liquidity, including: temporary pay reductions with full pay reinstated as of August 1, 2020; temporary furloughs or working hour reductions for certain staff and management employees, most of whom returned to work effective August 1, 2020; and the temporary suspension of certain benefits. We have also actively managed direct labor and related personnel costs, including: imposing furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns; reducing our planned capital and operating expenditures and management of other expenses; and suspending share repurchases under our share repurchase program. In addition, we continue focusing on collection of customer receivables, monitoring the adequacy of our reserves, and extending vendor payment terms where possible. We evaluated the business tax provisions of the CARES Act and have deferred remittance of approximately $101 million of payroll tax as of October 31, 2020.
In addition, we are taking certain steps to ensure adequate access to liquidity. In late March 2020, we borrowed approximately $300 million under our revolving line of credit, which represented all amounts then available under the Credit Facility, as a precautionary measure to provide increased liquidity and preserve financial flexibility due to uncertainty resulting from the Pandemic. On May 28, 2020, we amended our Credit Facility (the “Amendment”) in order to enhance our financial flexibility, as further described under “Credit Facility” below. During the quarter ended July 31, 2020, we repaid substantially all of the amounts borrowed under the revolving line of credit without penalty.
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
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio (allowing for up to $100 million in cash and cash equivalents to be excluded from the calculation of total indebtedness) that varies on a quarterly basis and adjusted to 6.50 to 1.00 by the quarter ending October 31, 2020, and will adjust back to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants.
The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that requires us to repay outstanding revolving loans or swingline loans if, at any time, we have in excess of $250 million of cash and cash equivalents on our balance sheet. The Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions, restrictions to our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio. The anti-cash hoarding provision and certain of these restrictions were terminated from the Credit Facility in the fourth quarter of 2020 due to our favorable cash flow position and leverage ratios. At October 31, 2020, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During 2020, we made $60.0 million of principal payments under the term loan. At October 31, 2020, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $725.3 million and $153.1 million, respectively. At October 31, 2020, we had up to $596.6 million of borrowing capacity, reflecting covenant restrictions.
In July 2017, the U.K. Financial Conduct Authority, the regulator of LIBOR, indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021. This announcement signaled that the calculation of LIBOR and its continued use could not be guaranteed after 2021. A change away from LIBOR after 2021 may impact our Credit Facility and interest rate swaps. Our current credit agreement as well as our International Swaps and Derivatives Association, Inc. agreement provide for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time.
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
IFM Insurance Company
IFM Assurance Company (“IFM”) is a wholly-owned captive insurance company that we formed in 2015. IFM is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015. We had accelerated cash tax savings related to coverage provided by IFM of approximately $8 million in 2020, $6 million in 2019, and $7 million in 2018.

Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At October 31, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.

Year Ended
(in millions, except per share amounts)	October 31, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1
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
Regulatory Environment
Our operations are subject to various federal, state, and/or local laws, rules, and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, as well as laws and regulations relating to, among other things, labor, wages, and health and safety matters. Historically, the cost of complying with these laws, rules, and regulations has not had a material adverse effect on our financial position, results of operations, or cash flows.

Cash Flows
    In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $457.4 million, which includes the deferral of approximately $101 million of payroll tax under the CARES Act, during 2020. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Years Ended October 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities of continuing operations	$457.4	$262.8	$299.7
Net cash provided by (used in) operating activities of discontinued operations	0.1	(0.1)	21.2
Net cash provided by operating activities	457.5	262.7	320.9

Net cash used in investing activities	(27.5)	(58.3)	(48.1)

Net cash used in financing activities	(94.1)	(184.8)	(295.8)
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations increased by $194.6 million during 2020, as compared to 2019. The increase was primarily related to the timing of client receivable collections and deferred remittance of approximately $101 million of payroll taxes under the CARES Act, partially offset by the timing of vendor payments.
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
Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations was $0.1 million during 2020, as compared to net cash used in operating activities of discontinued operations of $0.1 million during 2019, a change of $0.2 million.
Net cash used in operating activities of discontinued operations was $0.1 million during 2019, as compared to net cash provided by operating activities of discontinued operations of $21.2 million during 2018, a change of $21.3 million, primarily attributable to an income tax refund received on a legal settlement during 2018.
Investing Activities
Net cash used in investing activities decreased by $30.8 million during 2020, as compared to 2019. The decrease was primarily related to lower additions to property, plant and equipment in 2020. Additionally, the implementation of the new ERP system was temporarily suspended during 2020 due to the Pandemic.
Net cash used in investing activities increased by $10.2 million during 2019, as compared to 2018. The increase was primarily related to higher additions to property, plant and equipment in 2019.
Financing Activities
Net cash used in financing activities decreased by $90.7 million during 2020, as compared to 2019, primarily due to lower repayments of our borrowings in 2020.
Net cash used in financing activities decreased by $111.0 million during 2019, as compared to 2018, primarily due to lower repayments of our borrowings in 2019.

Dividends
On December 16, 2020, we announced a quarterly cash dividend of $0.190 per share on our common stock, payable on February 1, 2021. We declared a quarterly cash dividend on our common stock every quarter during 2020, 2019, and 2018. We paid total annual dividends of $49.3 million, $47.7 million, and $46.0 million during 2020, 2019, and 2018, respectively.
Contractual Obligations

(in millions)	Commitments Due By Period
Contractual Obligations	2021	2022-2023	2024-2025	Thereafter	Total
Borrowings under term loan(1)	$120.0	$560.0	$—	$—	$680.0
Borrowings under line of credit(1)	—	45.3	—	—	45.3
Fixed interest related to interest rate swaps(2)	11.2	5.0	—	—	16.2
Operating leases and other similar commitments(3)	41.3	63.5	42.3	43.3	190.4
Service concession arrangements(4)	21.2	30.9	30.9	9.0	92.0
Finance leases(3)	3.3	2.6	—	—	5.9
Information technology service agreements(5)	36.5	31.1	1.0	—	68.6
Benefit obligations(6)	4.7	6.3	5.1	12.1	28.2
Total	$238.2	$744.7	$79.3	$64.4	$1,126.6
(1) Borrowings under our term loan and line of credit are presented at face value.
(2) Our estimates of future interest payments are calculated based on our hedged borrowings under our Credit Facility, using the fixed rates under our interest rate swap agreements for the applicable notional amounts. See Note 11, “Credit Facility,” in the Financial Statements for additional disclosure related to our interest rate swaps. We exclude interest payments on our remaining borrowings from this table because the cash outlay for the interest is unknown. The interest payments on the borrowings under the Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time.
(3) Reflects our contractual obligations to make future payments under non-cancelable operating leases, finance lease agreements, and other similar commitments for various facilities, vehicles, and other equipment. See Note 4, “Leases,” for additional information on our lease arrangements.
(4) Represents leased location parking arrangements that meet the definition of service concession arrangements under Topic 853.
(5) Reflects our contractual obligations to make future payments for outsourced services and licensing costs pursuant to our information technology agreements.
(6) Reflects future expected payments relating to our defined benefit, postretirement, and deferred compensation plans. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2020. In addition to our company sponsored plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2020, 2019, and 2018, contributions made to these plans were $335.8 million, $345.4 million, and $339.3 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. As the amount of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the above table. See Note 12, “Employee Benefit Plans,” in the Financial Statements for more information.
At October 31, 2020, our total liability for unrecognized tax benefits was $10.1 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Excluded from the contractual obligations table are payments we may make for exposures for which we are self-insured, including workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. At October 31, 2020, our self-insurance reserves, net of recoverables, were $434.8 million. In general, these amounts are recorded on an undiscounted basis and are classified on the Consolidated Balance Sheets as current or long-term based on the expected settlement date. As these obligations do not have scheduled maturities, we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters.
We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The surety bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2020, these letters of credit and surety bonds totaled $153.1 million and $632.9 million, respectively. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies and estimates for the year ended October 31, 2020. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our Financial Statements.

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

Goodwill is not amortized but rather tested at least annually for impairment or more often if events or changes in circumstances indicate it is more-likely-than-not that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all of our reporting units and instead perform a quantitative impairment test.

Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more- likely-than-not that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. Incorrect estimation of useful lives may result in inaccurate depreciation and amortization charges over future periods leading to future impairment.

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

Additionally, we have not made any changes in the accounting methodology used to evaluate impairment of goodwill during the last three years.

During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets. For the three goodwill reporting units tested quantitatively, we estimated the fair value using a weighting of fair values derived from an income approach and a market approach. Based on the evaluation performed, we determined that goodwill was impaired for each of the three goodwill reporting units evaluated and recognized a non-cash impairment charge totaling $163.8 million ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business). We also recognized intangible asset impairment charges of $5.6 million related to Aviation and $3.4 million related to our U.K. Technical Solutions business. We performed our annual goodwill impairment analysis on August 1, 2020 using a qualitative approach since there were no indicators of impairment subsequent to our quantitative analysis performed in the second quarter of 2020 as discussed above. As a result of the qualitative analysis, we concluded that there were no further impairments.

During the third quarter of 2019, in connection with the reorganization of our Healthcare business, a goodwill impairment analysis was performed on the underlying reporting unit immediately before the reorganization, and we concluded that the estimated fair value of the underlying reporting unit substantially exceeded its carrying value immediately before the reorganization and that no further evaluation of impairment was necessary. Additionally, we performed our annual goodwill impairment analysis on August 1, 2019, and concluded that the implied fair value of each of our reporting units was substantially in excess of its carrying value and that no further evaluation of impairment was necessary. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

During 2018 we performed a qualitative goodwill impairment analysis for each of our reporting units on November 1, 2017, when we reorganized our reportable segments and reporting units following the integration of GCA into our industry group model. We concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required.

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

The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs. The projection includes the case reserves plus an actuarial estimate of reserves required for additional developments, including IBNR Claims.

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

In addition, if the reserves related to self-insurance or high deductible programs from acquired businesses are not adequate to cover damages resulting from future accidents or other incidents, we may be exposed to substantial losses arising from future claim developments.
We have not made any changes in the accounting methodology used to establish our self-insurance liabilities during the past three years.

After analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR Claims by $36.6 million, $30.2 million of which relates to prior years, during 2020. During 2019 and 2018, we decreased such reserves by $3.4 million and increased such reserves by $10.2 million, respectively.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $32.4 million for 2020.

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

Recent Accounting Pronouncements

Accounting Standard Update(s)	Topic	Summary	Effective Date/ Method of Adoption
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of the London Interbank Offered Rate (“LIBOR”). The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	This update can be adopted prospectively no later than December 1, 2022, with early adoption permitted.
2020-03	Codification Improvements to Financial Instruments	This ASU, issued in March 2020, makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard.	Certain amendments contained within this update were effective upon issuance and had no material impact on our financial statements. The amendments related to ASU 2019-04 and ASU 2016-13 will be adopted in conjunction with ASU 2016-13, as described below.
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	This ASU, issued in January 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The new guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	November 1, 2021 This update will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2021 The amendments have differing adoption methods including retrospectively, prospectively, and/or on a modified retrospective basis.
2019-04	Codification Improvements to Topic 326: Financial Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments	This ASU, issued in April 2019, provides narrow-scope amendments designed to assist in the application of the following updates and the related accounting standards:

(1) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

(2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities; and

(3) ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

We are currently evaluating the impact of implementing the guidance related to (1) and (3) on our financial statements. We do not expect the adoptions to have a material impact.	(1) The amendments related to ASU 2016-13 will be adopted in conjunction with that ASU, as further described below.

(2) We adopted this guidance effective November 1, 2019, on a prospective basis with no significant impact on our consolidated financial statements.

(3) Since we already adopted ASU 2016-01, the related amendments will be effective for us on November 1, 2020, and will be applied using a modified retrospective adoption approach with a cumulative-effect adjustment to retained earnings.

Accounting Standard Update(s)	Topic	Summary	Effective Date/Method of Adoption
2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	This ASU, issued in November 2018, provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. It specifically addresses when the participant is a customer in the context of a unit of account, adds unit of account guidance in Topic 808 to align with guidance in Topic 606, and precludes presenting the collaborative arrangement transaction together with revenue recognized under Topic 606 if the collaborative arrangement participant is not a customer.

		We do not expect adoption to have a material impact.	November 1, 2020 This update will be applied retrospectively.
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	This ASU, issued in October 2018, provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interest.

		We do not expect adoption to have a material impact.	November 1, 2020 This update will be applied retrospectively.
2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU, issued in August 2018, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

		We do not expect adoption to have a material impact.	November 1, 2020 This update will be applied prospectively to all implementation costs incurred after the date of adoption.
2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU, issued in August 2018, modifies the disclosure requirements on company-sponsored defined benefit plans. We do not expect adoption to have a material impact.	November 1, 2020 This update will be applied retrospectively.
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This ASU, issued in August 2018, modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements.

		We do not expect adoption to have a material impact.	November 1, 2020 The amendments related to disclosure requirements within this update will be applied prospectively and the other amendments will be applied retrospectively.

Accounting Standard Update(s)	Topic	Summary	Effective Date/Method of Adoption
2016-13 2018-19 2019-11 2019-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	ASU 2016-13, issued in June 2016, replaces the existing guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This “expected loss” model will result in earlier recognition of credit losses than the current “as incurred” model, under which losses are recognized only upon occurrence of an event that gives rise to the incurrence of a probable loss.

ASU 2018-19 was issued in November 2018 and clarifies that receivables arising from operating leases are should be accounted for in accordance with Topic 842, Leases.

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

We do not expect adoption to have a material impact.	November 1, 2020

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Credit Facility. At October 31, 2020, we had total outstanding borrowings of $725.3 million. To limit exposure to upward movements in interest rates, we entered into interest rate swap agreements to fix the interest rates on a substantial portion of our outstanding borrowings. At October 31, 2020, we had interest rate swaps with an underlying notional amount of $440.0 million and fixed interest rates of 2.83%, 2.84%, and 2.86%. On May 28, 2020, we amended our Credit Facility to further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic. The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. The new interest rate includes an interest rate floor of 0.75% to the Eurocurrency rate on the revolving loans. Based on our average borrowings, interest rates, interest rate floor, and interest rate swaps in effect at October 31, 2020, a 100 basis point increase in LIBOR would decrease our future earnings and cash flows by $2.5 million. For 2019, our market risk exposure related to interest rate fluctuations was $4.3 million. As actual interest rate movements over time are uncertain, our interest rate swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2020, the fair value of our interest rate swap agreements was a liability of $15.5 million.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 31, 2020, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 17, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of self-insurance liabilities
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company uses a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. The balance of casualty program insurance reserves, net of recoverables, as of October 31, 2020 amounted to $434.8 million. The Company engages actuaries to estimate its self-insurance liabilities at least annually.
We identified the evaluation of the self-insurance liabilities as a critical audit matter because it involves a high degree of judgment and actuarial expertise to: (1) assess the actuarial models used and (2) estimate incurred but not reported claims based on application of loss development factors to historical claims experience.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance reserve process, including controls related to (1) evaluate claims information sent to the actuary, (2) estimate incurred but not reported claims based on the application of loss development factors to historical claims experience, and (3) evaluate the actuarial report and the external actuarial expert’s qualifications, competency, and objectivity. We evaluated the Company’s historical ability to estimate self-insurance liabilities by comparing the prior year recorded amounts to the subsequent claim development. We tested a sample of the claims data utilized by the Company’s actuaries by comparing to underlying claims details; and involved an actuarial professional with specialized skills and knowledge who assisted in the:
•Assessment of the actuarial models used by the Company for consistency with generally accepted actuarial standards, and
•Development of an independent actuarial estimate of self-insurance liabilities based on the Company’s underlying historical paid and incurred loss data.
Evaluation of the goodwill impairment charge for the Aviation and Education reporting units
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from an income approach and a market approach. The goodwill balance as of October 31, 2020 was $1,671.4 million, of which $69.5 million related to the Aviation reporting unit and $459.3 million related to the Education reporting unit. The Company determined that the carrying value of the Aviation and Education reporting units exceeded the fair value of each of those reporting units, resulting in an impairment charge of $154.8 million.
We identified the evaluation of the goodwill impairment charge for the Aviation and Education reporting units as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the reporting units’ forecasted revenue growth rates, operating margins, and discount rate assumptions used in the income approach. Changes to these assumptions could have a substantial impact on the estimated fair value of the Aviation and Education reporting units.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s goodwill impairment process including the evaluation of the forecasted revenue growth rates, operating margins, and discount rate assumptions used to estimate the fair value of the reporting units. We performed sensitivity analyses over the forecasted revenue growth rates, operating margins, and discount rate assumptions to assess the impact of the changes in those assumptions on the impairment charge. We evaluated the Company’s forecasted revenue growth rates and operating margins for the Aviation and Education reporting units by comparing them to underlying business strategies and growth plans and to relevant industry information, including trends and analytics. We also involved valuation professionals with specialized skills and knowledge, who assisted in:
•Evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities

•Developing an estimate of the Aviation and Education reporting units’ fair values using the reporting units’ cash flow forecast and an independently developed discount rate, and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 1980.
New York, New York
December 17, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited ABM Industries Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 31, 2020, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated December 17, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
December 17, 2020

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$394.2	$58.5
Trade accounts receivable, net of allowances of $35.5 and $22.4 at October 31, 2020 and 2019, respectively	854.2	1,013.2
Costs incurred in excess of amounts billed	52.2	72.6
Prepaid expenses	85.4	75.7
Other current assets	55.9	55.5
Total current assets	1,441.9	1,275.4
Other investments	11.1	14.0
Property, plant and equipment, net of accumulated depreciation of $241.3 and $199.5 at October 31, 2020 and 2019, respectively	133.7	150.3
Right-of-use assets	143.1	—
Other intangible assets, net of accumulated amortization of $343.8 and $309.0 at October 31, 2020 and 2019, respectively	239.7	297.2
Goodwill	1,671.4	1,835.4
Other noncurrent assets	136.1	120.3
Total assets	$3,776.9	$3,692.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$116.7	$57.2
Trade accounts payable	273.3	280.7
Accrued compensation	187.6	189.3
Accrued taxes—other than income	45.5	63.6
Insurance claims	155.2	149.8
Income taxes payable	6.2	3.5
Current portion of lease liabilities	35.0	—
Other accrued liabilities	167.3	158.2
Total current liabilities	986.9	902.4
Long-term debt, net	603.0	744.2
Long-term lease liabilities	131.4	—
Deferred income tax liability, net	10.8	47.7
Noncurrent insurance claims	366.3	365.2
Other noncurrent liabilities	168.1	78.8
Noncurrent income taxes payable	10.1	12.2
Total liabilities	2,276.6	2,150.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,748,157 and 66,571,427 shares issued and outstanding at October 31, 2020 and 2019, respectively	0.7	0.7
Additional paid-in capital	724.1	708.9
Accumulated other comprehensive loss, net of taxes	(30.8)	(23.9)
Retained earnings	806.4	856.3
Total stockholders’ equity	1,500.3	1,542.0
Total liabilities and stockholders’ equity	$3,776.9	$3,692.6
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended October 31,
(in millions, except per share amounts)	2020	2019	2018
Revenues	$5,987.6	$6,498.6	$6,442.2
Operating expenses	5,157.0	5,767.5	5,747.4
Selling, general and administrative expenses	506.1	452.9	438.0
Restructuring and related expenses	7.6	11.2	25.7
Amortization of intangible assets	48.4	58.5	66.0
Impairment loss	172.8	—	26.5
Operating profit	95.7	208.3	138.6
Income from unconsolidated affiliates	2.2	3.0	3.2
Interest expense	(44.6)	(51.1)	(54.1)
Income from continuing operations before income taxes	53.3	160.2	87.7
Income tax (provision) benefit	(53.1)	(32.7)	8.2
Income from continuing operations	0.2	127.5	95.9
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)	1.8
Net income	0.3	127.4	97.8
Other comprehensive (loss) income
Interest rate swaps	(7.6)	(22.4)	21.9
Foreign currency translation and other	(1.8)	1.6	(4.7)
Income tax benefit (provision)	2.4	5.9	(5.9)
Comprehensive (loss) income	$(6.6)	$112.5	$109.0
Net income per common share — Basic
Income from continuing operations	$0.00	$1.92	$1.45
Income from discontinued operations	—	—	0.03
Net income	$0.00	$1.91	$1.48
Net income per common share — Diluted
Income from continuing operations	$0.00	$1.91	$1.45
Income from discontinued operations	—	—	0.03
Net income	$0.00	$1.90	$1.47
Weighted-average common and common equivalent shares outstanding
Basic	66.9	66.6	66.1
Diluted	67.3	66.9	66.4
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2020		2019		2018
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	66.6	$0.7	66.0	$0.7	65.5	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.3	—	0.6	—	0.5	—
Repurchase of common stock	(0.2)	—	—	—	—	—
Balance, end of year	66.7	0.7	66.6	0.7	66.0	0.7
Additional Paid-in Capital
Balance, beginning of year		708.9		691.8		675.2
Taxes withheld under employee stock purchase and share-based compensation plans, net		—		(0.3)		(0.4)
Share-based compensation expense		20.3		17.5		17.0
Repurchase of common stock		(5.1)		—		—
Balance, end of year		724.1		708.9		691.8
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(23.9)		(9.0)		(20.3)
Other comprehensive (loss) income		(6.9)		(14.9)		11.3
Balance, end of year		(30.8)		(23.9)		(9.0)
Retained Earnings
Balance, beginning of year		856.3		771.2		720.1
Net income		0.3		127.4		97.8
Dividends
Common stock ($0.740, $0.720, and $0.700 per share)		(49.3)		(47.7)		(46.0)
Stock issued under share-based compensation plans		(0.9)		(1.0)		(0.6)
Cumulative effect adjustment for adoption of ASU 2014-09		—		6.5		—
Balance, end of year		806.4		856.3		771.2
Total Stockholders’ Equity		$1,500.3		$1,542.0		$1,454.6
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$0.3	$127.4	$97.8
(Income) loss from discontinued operations, net of taxes	(0.1)	0.1	(1.8)
Income from continuing operations	0.2	127.5	95.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	96.4	107.4	112.5
Proceeds from termination of interest rate swaps	—	—	25.9
Impairment loss	172.8	—	26.5
Deferred income taxes	(36.6)	9.7	(23.7)
Share-based compensation expense	20.3	17.5	17.0
Provision for bad debt	19.6	6.7	6.4
Amortization of accumulated other comprehensive gain on interest rate swaps	(6.7)	(5.7)	(2.5)
Discount accretion on insurance claims	0.8	0.8	0.8
Loss (gain) on sale of assets	2.1	(0.6)	0.5
Reserves on other assets	17.6	—	—
Income from unconsolidated affiliates	(2.2)	(3.0)	(3.2)
Distributions from unconsolidated affiliates	0.1	5.4	1.9
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	141.4	(78.3)	16.0
Prepaid expenses and other current assets	(15.5)	(13.2)	2.4
Right-of-use assets	24.4	—	—
Other noncurrent assets	(10.4)	4.5	11.3
Trade accounts payable and other accrued liabilities	(53.5)	85.8	(1.5)
Long-term lease liabilities	(22.9)	—	—
Insurance claims	5.7	3.9	13.9
Income taxes payable	7.6	3.2	0.7
Other noncurrent liabilities	96.2	(8.7)	(1.2)
Total adjustments	457.2	135.3	203.7
Net cash provided by operating activities of continuing operations	457.4	262.8	299.7
Net cash provided by (used in) operating activities of discontinued operations	0.1	(0.1)	21.2
Net cash provided by operating activities	457.5	262.7	320.9
Cash flows from investing activities
Additions to property, plant and equipment	(38.0)	(59.6)	(50.9)
Proceeds from sale of assets	5.5	1.3	2.3
Adjustments to sale of business	—	—	(1.9)
Proceeds from redemption of auction rate security	5.0	—	2.9
Investments in unconsolidated affiliates	—	—	(0.4)
Net cash used in investing activities	(27.5)	(58.3)	(48.1)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(0.9)	(1.3)	(1.0)
Repurchases of common stock	(5.1)	—	—
Dividends paid	(49.3)	(47.7)	(46.0)
Deferred financing costs paid	(4.4)	—	(0.1)
Borrowings from credit facility	1,058.5	1,755.9	1,184.2
Repayment of borrowings from credit facility	(1,141.6)	(1,896.5)	(1,426.4)
Changes in book cash overdrafts	41.2	(0.2)	(8.5)
Financing of energy savings performance contracts	11.1	8.1	5.4
Repayment of finance lease obligations	(3.4)	(3.1)	(3.3)
Net cash used in financing activities	(94.1)	(184.8)	(295.8)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)	(0.7)
Net increase (decrease) in cash and cash equivalents	335.7	19.4	(23.7)
Cash and cash equivalents at beginning of year	58.5	39.1	62.8
Cash and cash equivalents at end of year	$394.2	$58.5	$39.1

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2020	2019	2018
Supplemental cash flow information
Income tax payments (refunds), net	$82.2	$20.6	$(1.0)
Interest paid on credit facility	32.9	39.9	49.6
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND NATURE OF OPERATIONS

ABM is a leading provider of integrated facility services with a mission to make a difference, every person, every day. We are organized into four industry groups and one Technical Solutions segment:

Through these groups, we offer janitorial, facilities engineering, parking, and specialized mechanical and electrical technical solutions, on a standalone basis or in combination with other services.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, specifically Regulation S-X and the instructions to Form 10-K. Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
The Financial Statements include the accounts of ABM and all of our consolidated subsidiaries. We account for ABM’s investments in unconsolidated affiliates under the equity method of accounting. We include the results of acquired businesses in the Consolidated Statements of Comprehensive (Loss) Income from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
The preparation of consolidated financial statements in accordance with U.S. GAAP requires our management to make certain estimates that affect reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Impact of the Pandemic
A novel strain of COVID-19 has resulted in a worldwide health Pandemic. To date, the Pandemic has surfaced in nearly all regions around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. In these Financial Statements and related disclosures we have assessed the current impact of the Pandemic on our financial condition, results of operations, and cash flows as well as on our estimates, forecasts, and accounting policies. We have made additional disclosures of these assessments as necessary. Given the unprecedented nature of this situation, we cannot reasonably estimate the full impact the Pandemic will have on our financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the Pandemic on our company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the Pandemic subsides.
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met while actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns.
In addition, during the second and third quarters of 2020, we took several human capital management actions to align our organization operationally and help mitigate the financial impact of the Pandemic on our business, one of which included temporary furloughs for certain staff and management employees. To continue supporting furloughed staff and management employees during the Pandemic, we paid 100% of health insurance premiums during the furlough period for those enrolled in health benefit plans. Most of the furloughed staff and management employees returned to work effective August 1, 2020, and we have not accrued any additional expenses associated with these employees as of October 31, 2020.
In response to the Pandemic, Congress enacted the CARES Act on March 27, 2020. The CARES Act provides various stimulus measures, including several income tax and payroll tax provisions. Among the payroll tax provisions is the creation of a refundable credit for employee retention and the deferral of certain payroll tax remittances through December 31, 2020, to future years (with 50% of the deferred amount due by December 31, 2021, and the remaining 50% due by December 31, 2022). We evaluated the impact of business tax provisions in the CARES Act. The impact of the income tax provisions was not material. The impact of the payroll tax provisions was the deferral of approximately $101 million of payroll tax as of October 31, 2020.
Refer to additional discussion regarding the Pandemic and the impact on our business throughout this document, including Note 7, “Fair Value of Financial Instruments,” Note 9, “Goodwill and Other Intangible Assets,” and Note 11, “Credit Facility.”
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
Costs incurred in excess of amounts billed arise from Technical Solutions project contracts that typically provide for a schedule of billings or invoices to the client based on our performance to date of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, revenues generally differ from amounts that can be billed or invoiced to the client at any point during the contract.
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

Other Current Assets
At October 31, 2020 and 2019, other current assets primarily consisted of other receivables, short-term insurance recoverables, and capitalized commissions.
Other Investments
At October 31, 2020 and 2019, other investments primarily consisted of investments in unconsolidated affiliates, as well as auction rate securities at October 31, 2019.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other-than-temporary. At October 31, 2020, 2019, and 2018, our investments in unconsolidated affiliates were $11.0 million, $8.9 million, and $11.3 million, respectively. We did not recognize any impairment charges on these investments in 2020, 2019, or 2018.
Investments in Auction Rate Securities
Our investments in auction rate securities are classified as available-for-sale. Accordingly, auction rate securities are presented at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss) income, net of taxes (“AOCL”). On a quarterly basis, we analyze all auction rate securities that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired and we recognize the entire difference between the auction rate security’s amortized cost and its fair value in earnings. We also consider if we may be required to sell the securities prior to the recovery of amortized cost, which may trigger an impairment charge. If these securities are considered impaired, we assess whether the amortized costs of the securities can be recovered by reviewing several factors, including credit risks associated with the issuer. If we do not expect to recover the entire amortized cost of the security, we consider the security to be other-than-temporarily impaired and record the difference between the security’s amortized costs and its recoverable amount in earnings and the difference between the security’s amortized cost and fair value in AOCL. During the first quarter of 2020, our last remaining auction rate security was called by the issuer, and we received proceeds for the fair value of the debt instrument of $5.0 million. As of October 31, 2020, we had no investments in auction rate securities.
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
In addition, we depreciate assets under finance leases and leasehold improvements over the shorter of their estimated useful lives or the remaining lease term. Upon retirement or sale of an asset, we remove the cost and accumulated depreciation from our Consolidated Balance Sheets. When applicable, we record corresponding gains or losses within the accompanying Consolidated Statements of Comprehensive (Loss) Income.

Leases
We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate in a lease is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities. Our incremental borrowing rate as of November 1, 2019, was utilized for the initial measurement of operating lease liabilities upon adoption of Topic 842, as described below in “Recently Adopted Accounting Standards.”
Our lease terms range from 1 to 30 years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. We typically include options to extend the lease in a lease term when it is reasonably certain that we will exercise that option and when doing so is at our sole discretion. Certain equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease certain real estate assets that we no longer use to third parties.
Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. Prior to November 1, 2019, we recognized lease expense related to operating leases on a straight-line basis over the terms of the leases and, accordingly, recorded the difference between cash rent payments and recognition of rent expense as a deferred rent liability or prepaid rent. Landlord-funded leasehold improvements were also recorded as deferred rent liabilities and were amortized as a reduction of rent expense over the noncancelable term of the related operating lease. The ROU assets recognized upon adoption of Topic 842 include: cumulative prepaid or accrued rent on the adoption date, unamortized lease incentives, and unamortized initial direct costs initially recognized prior to adoption of Topic 842. Following adoption of Topic 842, ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts.
Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. These costs are expensed as incurred. Certain of our parking arrangements also contain variable rent payments that are a percentage of parking services revenue based on contractual levels. We record contingent rent as it becomes probable that specified targets will be met. Variable rent lease components are not included in the lease liability.
Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Lease costs associated with these arrangements are recorded as a reduction of revenues. See Note 3, “Revenues,” for further discussion.
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. We have elected to make the first day of our fourth quarter, August 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist. Goodwill is tested for impairment at a “reporting unit” level by performing either a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and instead perform a quantitative test under which we estimate the fair value using a weighting of fair values derived from an income approach and a market approach. The discounted estimates of future cash flows include significant management assumptions, such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
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
See Note 9, “Goodwill and Other Intangible Assets,” for further information on goodwill, other intangible assets, and impairment charges.
Other Noncurrent Assets
At October 31, 2020 and 2019, other noncurrent assets primarily consisted of long-term insurance recoverables, deferred charges, insurance and other long-term deposits, ESPC receivables, capitalized commissions, and prepayments to carriers for future insurance claims.
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
Fair Value of Financial Instruments
Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
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

Insurance Reserves
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both filed claims and IBNR Claims.
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
In general, our insurance reserves are recorded on an undiscounted basis. We allocate current-year insurance expense to our operating segments based upon their underlying exposures, while actuarial adjustments related to prior year claims are recorded within Corporate expenses. We classify claims as current or long-term based on the expected settlement date. Estimated insurance recoveries related to recorded liabilities are reflected as assets in our Consolidated Balance Sheets when we believe the receipt of such amounts is probable.
Other Accrued Liabilities
At October 31, 2020 and 2019, other accrued liabilities primarily consisted of notes payable, other accrued expenses, legal fees and settlements, contract liabilities (which include deferred revenue and progress billings in excess of costs), employee benefits, unclaimed property, severance, insurance claims, rent payable, interest, and current finance leases.
Other Noncurrent Liabilities
At October 31, 2020 and 2019, other noncurrent liabilities primarily consisted of deferred payroll taxes, deferred rent, warranty reserves, ESPC liabilities, retirement plan liabilities, deferred compensation, and long-term finance leases.
Revenue Recognition
Beginning in fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Prior period amounts have not been restated and continue to be reported in accordance with our historical accounting policies. Our revenue recognition policies under Topic 606 and Topic 853 are described in the following paragraphs, and references to our prior period policies are included below where they are substantially different. See Note 3, “Revenues,” for further information on our revenues.
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
Contracts generally can be modified to account for changes in specifications and requirements. We consider contract modifications to exist when the modification either changes the consideration, creates new performance obligations, or changes the existing scope of the contract and related performance obligations. Historically, contract modifications have been for services that are not distinct from the existing contract, since we are providing a bundle of services that are highly interrelated, and are therefore treated as if they were part of that existing contract. Such modifications are generally accounted for prospectively as part of the existing contract.
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

Work Orders
Work orders generally consist of supplemental services requested by clients outside of the standard service specification and include cleanup after tenant moves, construction cleanup, flood cleanup, and snow removal. The nature of these short-term contracts involves performing one-off type services, and revenue is recognized at the agreed-upon contractual amount over time as the services are provided because the customer simultaneously receives and consumes the benefits of the services as they are performed.
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
Management Reimbursement Revenue by Segment

	Years Ended October 31,
(in millions)	2020	2019	2018
Business & Industry	$221.4	$283.1	$276.6
Aviation	74.3	95.5	99.9
Total	$295.6	$378.7	$376.4
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
Advertising
Advertising costs are expensed as incurred. During 2020, 2019, and 2018, advertising expense was $1.8 million, $1.7 million, and $2.3 million, respectively.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered. Deferred tax assets are reviewed for recoverability on a quarterly basis. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more likely than not that such asset will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Comprehensive (Loss) Income.
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). Since the release of ASU 2016-02, the FASB issued the following additional ASUs further updating Topic 842:
•In January 2018, ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842
•In July 2018, ASU 2018-10, Codification Improvements to Topic 842
•In July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements
•In March 2019, ASU 2019-01, Leases (Topic 842): Codification Improvements
Topic 842 replaced existing lease accounting guidance and was intended to provide enhanced transparency and comparability by requiring lessees to record most leases on the balance sheet. Under Topic 842, lessees are required to record on the balance sheet ROU assets (the right to use an underlying asset for the lease term) and the corresponding lease liabilities (the obligation to make lease payments arising from the lease). This guidance requires us to continue classifying leases as either operating or financing, with classification affecting the pattern of expense recognition in the Consolidated Statements of Comprehensive (Loss) Income. In addition, this new standard requires enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements.
We adopted Topic 842 on November 1, 2019 on a modified retrospective basis using the optional transition method permitted under ASU 2018-11 and have used this effective date as the initial application date. Comparative prior period Financial Statements have not been restated and continue to be reported under the accounting standards in effect for those prior periods presented.
Upon adoption, we elected the package of transition practical expedients that allowed us to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, we elected the practical expedient of not separating lease components from non-lease components for all asset classes. We also made an accounting policy election to not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in our Consolidated Statements of Comprehensive (Loss) Income on a straight-line basis over the lease term. We did not elect the use of hindsight for determining the reasonably certain lease term.
The adoption of Topic 842 had a significant impact on our Consolidated Balance Sheet, but did not have a significant impact on our Consolidated Statement of Comprehensive (Loss) Income, our Consolidated Statement of Stockholders’ Equity, our Consolidated Statement of Cash Flows, our liquidity, or our compliance with the various covenants contained within our credit facility, as further described in Note 11, “Credit Facility.” The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 4, “Leases,” for additional information on our lease arrangements.
The impact of adoption of Topic 842 on our Consolidated Balance Sheet was as follows:

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
In April 2020, the FASB issued a question and answer document focused on the application of lease accounting guidance to lease concessions provided relating to the Pandemic (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We have elected this practical expedient for Pandemic-related rent concessions, primarily rent deferrals or rent abatements, and we have elected not to remeasure the related lease liability and ROU asset for those leases. These concessions will be recognized as a reduction of rent expense in the month they occur. This election will continue while these concessions are in effect. Pandemic-related lease concessions were not material for the year ended October 31, 2020.
Recently Issued Accounting Standards
Measurement of Credit Losses of Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Since the release of ASU 2016-13, the FASB issued the following additional ASUs further updating Topic 326:
•In November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses
•In April 2019, ASU 2019-04, Codification Improvements to Topic 326: Financial Instruments—Credit Losses; Topic 815: Derivatives and Hedging; and Topic 825: Financial Instruments

•In May 2019, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief
•In November 2019, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses
•In March 2020, ASU 2020-03, Codification Improvements to Financial Instruments
Topic 326 replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. Under Topic 326, an organization is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported financial assets. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. We will adopt this standard effective November 1, 2020 on a modified retrospective basis. The adoption of the standard is not expected to have a material impact on the consolidated financial statements.
Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. We will adopt this standard effective November 1, 2020 on a prospective basis. The adoption of the standard is not expected to have a material impact on the consolidated financial statements.
No other recently issued accounting standards are expected to have a significant impact on our fiscal 2021 consolidated financial statements.

3. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further described in Note 2, “Basis of Presentation and Significant Accounting Policies.” Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are B&I, T&M, Education, Aviation, and Technical Solutions, as described in Note 17, “Segment and Geographic Information.”

	Year Ended October 31, 2020
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,420.4	$770.9	$716.5	$121.2	$—	$4,029.0
Parking(2)	362.8	33.5	1.8	255.9	—	654.0
Facility Services(3)	374.1	151.6	90.5	31.6	—	647.9
Building & Energy Solutions(4)	—	—	—	—	506.6	506.6
Airline Services(5)	0.4	—	—	272.2	—	272.6
	$3,157.8	$956.0	$808.8	$680.9	$506.6	$6,110.0
Elimination of inter-segment revenues						(122.4)
Total						$5,987.6

	Year Ended October 31, 2019
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,316.1	$739.7	$756.3	$125.8	$—	$3,937.9
Parking(2)	511.5	25.9	3.1	335.3	—	875.8
Facility Services(3)	423.1	151.4	88.0	72.1	—	734.6
Building & Energy Solutions(4)	—	—	—	—	593.2	593.2
Airline Services(5)	0.6	0.1	—	484.1	—	484.8
	$3,251.4	$917.0	$847.4	$1,017.3	$593.2	$6,626.3
Elimination of inter-segment revenues						(127.7)
Total						$6,498.6
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These arrangements are often structured as monthly fixed-price, square-foot, cost-plus, and work order contracts.
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
(3) Facility Services arrangements provide onsite mechanical engineering and technical services and solutions relating to a broad range of facilities and infrastructure systems that are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. These arrangements are generally structured as monthly fixed-price, cost-plus, and work order contracts.
(4) Building & Energy Solutions arrangements provide custom energy solutions, electrical, HVAC, lighting, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as Energy Savings and Fixed-Price Repair and Refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands pursuant to franchise contracts.

(5) Airline Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance. These arrangements are often structured as monthly fixed-price, cost-plus, transaction price, and hourly contracts.
Remaining Performance Obligations
At October 31, 2020, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $266.3 million. We expect to recognize revenue on approximately 61% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
Contract Balances
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	October 31, 2020	October 31, 2019
Contract assets
Billed trade receivables(1)	$835.8	$978.7
Unbilled trade receivables(1)	53.9	56.9
Costs incurred in excess of amounts billed(2)	52.2	72.6
Capitalized commissions(3)	25.2	21.8
(1) Included in trade accounts receivable, net, on the Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the Consolidated Balance Sheets. During the year ended October 31, 2020, we capitalized $16.4 million of new costs and amortized $13.0 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Year Ended October 31, 2020
Contract liabilities(1)
Balance at beginning of year	$38.0
Additional contract liabilities	315.5
Recognition of deferred revenue	(317.1)
Balance at end of year	$36.4
(1) Included in other accrued liabilities on the Consolidated Balance Sheets.

4. LEASES

The components of lease assets and liabilities and their classification on our Consolidated Balance Sheets as of October 31, 2020 were as follows:

		Balance at
(in millions)	Classification	October 31, 2020
Lease assets
Operating leases	Right-of-use assets	$143.1
Finance leases	Property, plant and equipment, net(1)	6.1
Total lease assets		$149.2

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$35.0
Finance leases	Other accrued liabilities	2.3
Noncurrent liabilities
Operating leases	Long-term lease liabilities	131.4
Finance leases	Other noncurrent liabilities	2.8
Total lease liabilities		$171.4
(1) Finance lease assets are recorded net of accumulated amortization of $13.6 million as of October 31, 2020.
Total lease costs for the year ended October 31, 2020 were $100.4 million, including operating leases of $96.4 million and finance leases of $4.0 million. The components of lease costs and classification within the Consolidated Statements of Comprehensive (Loss) Income were as follows:

(in millions)	Year Ended October 31, 2020
Operating lease costs:
Operating expenses(1)(2)	$67.9
Selling, general and administrative expenses(3)	28.5
Finance lease costs:
Operating expenses(4)	3.5
Interest expense(5)	0.5
Total lease costs	$100.4
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.
The following table presents information on short-term and variable lease costs:

(in millions)	Year Ended October 31, 2020
Short-term lease costs	$47.0
Variable lease costs	3.5
Total short-term and variable lease costs	$50.5

Sublease income generated during the year ended October 31, 2020 was immaterial. We continue to monitor the impact of the Pandemic on our subleases; however, we do not expect a significant impact.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheets as of October 31, 2020 are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Fiscal 2021	$41.3	$3.3	$44.6
Fiscal 2022	34.3	1.7	36.0
Fiscal 2023	29.2	0.9	30.1
Fiscal 2024	24.1	—	24.1
Fiscal 2025	18.2	—	18.2
Thereafter	43.3	—	43.3
Total lease payments	190.4	5.9	196.3
Less: imputed interest	24.0	0.8	24.9
Present value of lease liabilities	$166.4	$5.1	$171.4
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of October 31, 2020 that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

As of
October 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.1
Finance leases	2.0
Weighted-average discount rate
Operating leases	4.14%
Finance leases	4.55%
The following table includes supplemental cash and non-cash information related to operating leases:

(in millions)	Year Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$44.8
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	3.4
Lease assets obtained in exchange for new operating lease liabilities(1)	15.7
(1) Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

The amounts of minimum future commitments under non-cancelable operating and capital leases as of October 31, 2019, in accordance with Topic 840 were as follows:

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
2020 Vision Restructuring
During the fourth quarter of 2015, we initiated a restructuring plan as part of a comprehensive strategy intended to have a positive transformative effect on ABM. These actions were substantially completed by the end of fiscal 2019 at a cumulative cost of $66.5 million.
Rollforward of Restructuring and Related Liabilities

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
Balance, October 31, 2017	$2.5	$2.7	$0.4	$2.8	$—	$8.4
Costs recognized(1)	4.0	11.0	8.2	2.0	0.6	25.7
Payments	(6.5)	(9.9)	(6.7)	(1.5)	—	(24.7)
Non-cash items	—	—	—	(0.2)	(0.6)	(0.7)
Balance, October 31, 2018	$—	$3.8	$1.8	$3.1	$—	$8.6
Costs recognized(1)	1.5	4.6	4.5	0.7	—	11.2
Payments	(1.0)	(5.3)	(5.6)	(1.1)	—	(12.9)
Balance, October 31, 2019	$0.5	$3.0	$0.7	$2.7	$—	$7.0
Costs recognized(1)	1.4	0.3	3.2	2.7	—	7.6
Payments	(1.9)	(2.0)	(3.7)	(0.2)	—	(7.9)
Non-cash items	—	—	(0.2)	(5.3)	—	(5.4)
Balance, October 31, 2020	$—	$1.3	$—	$—	$—	$1.3
(1) We include these costs within corporate expenses.
Cumulative Restructuring and Related Charges

(in millions)	External Support Fees	Employee Severance	Other Project Fees	Lease Exit Costs	Asset Impairment	Total
GCA and Other	$4.9	$18.3	$15.5	$3.4	$—	$42.2
2020 Vision	30.0	13.0	10.7	7.7	5.2	66.5
Total	$34.9	$31.3	$26.2	$11.1	$5.2	$108.7

6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2020	2019	2018
Income from continuing operations	$0.2	$127.5	$95.9
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)	1.8
Net income	$0.3	$127.4	$97.8

Weighted-average common and common equivalent shares outstanding — Basic	66.9	66.6	66.1
Effect of dilutive securities
RSUs	0.1	0.2	0.1
Stock options	0.1	0.1	0.1
Performance shares	0.1	0.1	—
Weighted-average common and common equivalent shares outstanding — Diluted	67.3	66.9	66.4

Net income per common share — Basic
Income from continuing operations	$0.00	$1.92	$1.45
Income from discontinued operations	—	—	0.03
Net income	$0.00	$1.91	$1.48

Net income per common share — Diluted
Income from continuing operations	$0.00	$1.91	$1.45
Income from discontinued operations	—	—	0.03
Net income	$0.00	$1.90	$1.47
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2020	2019	2018
Anti-dilutive	0.4	0.3	0.4

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2020	2019
Cash and cash equivalents(1)	1	$394.2	$58.5
Insurance deposits(2)	1	0.7	0.8
Assets held in funded deferred compensation plan(3)	1	2.6	2.5
Credit facility(4)	2	725.3	808.4
Interest rate swap liabilities(5)	2	15.5	14.6
Investments in auction rate securities(6)	3	—	5.0
(1) Cash and cash equivalents are stated at nominal value, which equals fair value.
(2) Represents restricted deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. See Note 10, “Insurance,” for further information.
(3) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 12, “Employee Benefit Plans,” for further information.
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 11, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At October 31, 2020 and 2019, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. See Note 11, “Credit Facility,” for further information.
(6) The fair value of investments in auction rate securities is based on discounted cash flow valuation models, primarily utilizing unobservable inputs, including assumptions about the underlying collateral, credit risks associated with the issuer, credit enhancements associated with financial insurance guarantees, and the possibility of the security being refinanced by the issuer or having a successful auction.
At October 31, 2019, we held an investment in one auction rate security that had an original principal amount, amortized cost, and fair value of $5.0 million that was included in “Other investments” on the accompanying Consolidated Balance Sheets. During the first quarter of 2020, this auction rate security was called by the issuer, and we received proceeds for the fair value of this debt instrument of $5.0 million. There were no unrealized gains or losses on this auction rate security included in AOCL. At October 31, 2020, we had no investments in auction rate securities.
During 2020 and 2019, we had no transfers of assets or liabilities between any of the above hierarchy levels.
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

During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets, and we recorded impairment charges on goodwill and customer relationships. The fair value of these items was determined based on unobservable Level 3 inputs. The fair value of goodwill was determined using a weighting of fair values derived from an income approach and a market approach. The fair value of customer relationships was determined based on discounted cash flows associated with the customer relationships that include significant management assumptions, including expected proceeds. See Note 9, “Goodwill and Other Intangible Assets,” for further information. We did not identify impairment of our property, plant and equipment, lease-related ROU assets, or long-lived assets.
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

8. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	As of October 31,
(in millions)	2020	2019
Machinery and other equipment	$137.0	$118.8
Computer equipment and software	101.2	91.7
Transportation equipment	57.7	57.4
Leasehold improvements	57.1	59.5
Furniture and fixtures	13.7	13.1
Buildings	7.6	8.2
Land	0.7	1.0
	375.0	349.8
Less: Accumulated depreciation(1)	241.3	199.5
Total	$133.7	$150.3
(1) For 2020, 2019, and 2018, depreciation expense was $48.0 million, $48.9 million, and $46.5 million, respectively.
Finance Leases Included in Property, Plant and Equipment

	As of October 31,
(in millions)	2020	2019
Transportation equipment	$19.4	$20.0
Furniture and fixtures	0.2	0.2
Machinery and other equipment	—	0.3
Computer equipment and software	—	0.1
	19.7	20.6
Less: Accumulated depreciation	13.6	10.7
Total	$6.1	$9.9

9. GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event which resulted in impairment of goodwill and intangible assets.
Goodwill

(in millions)	Business & Industry	Technology & Manufacturing	Education	Aviation	Technical Solutions	Healthcare	Total
Balance at October 31, 2018	$527.9	$407.2	$557.4	$124.9	$158.7	$58.7	$1,834.8
Reallocation(1)	45.7	—	1.2	—	11.8	(58.7)	—
Foreign currency translation	0.3	—	—	0.1	0.3	—	0.6
Balance at October 31, 2019	$573.9	$407.2	$558.6	$125.0	$170.7	$—	$1,835.4
Foreign currency translation	0.1	—	—	—	(0.3)	—	(0.2)
Impairment loss(2)	—	—	(99.3)	(55.5)	(9.0)		(163.8)
Balance at October 31, 2020	$574.0	$407.2	$459.3	$69.5	$161.5	$—	$1,671.4
(1) Goodwill associated with our Healthcare business was reallocated in connection with the reorganization of this business during the third quarter of 2019.
(2) The impairment charge is included in “Impairment loss” on our Consolidated Statements of Comprehensive (Loss) Income for the year ended October 31, 2020, and is not tax deductible.
Due to the triggering event identified above arising from the impact of the Pandemic, we first performed a qualitative assessment of goodwill to determine whether it was more likely than not that impairment occurred within our goodwill reporting units in the second quarter of 2020. Based on this qualitative assessment, we determined that goodwill impairment was not more likely than not in our goodwill reporting units, except in Education, Aviation, and our U.K. Technical Solutions business. As a result, we performed an interim quantitative impairment test as of March 31, 2020, on these three goodwill reporting units.
For the three goodwill reporting units tested quantitatively, we estimated the fair value using a weighting of fair values derived from an income approach and a market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value are calculated for each reporting unit and then discounted to present value using an appropriate discount rate. The discount rates utilized in the income approach valuation method are summarized in the table below.

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

Other Intangible Assets

	October 31, 2020			October 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships(1)	$573.1	$(333.6)	$239.6	$595.9	$(298.9)	$297.0
Trademarks and trade names	9.8	(9.8)	—	9.8	(9.8)	0.1
Contract rights and other	0.5	(0.4)	0.1	0.5	(0.4)	0.1
Total(2)	$583.5	$(343.8)	$239.7	$606.2	$(309.0)	$297.2
(1) Reflects a net impairment charge of $9.0 million recorded in 2020 as a result of the triggering event described above. We recognized net impairment charges of $5.6 million related to Aviation (consisting of a $13.8 million reduction in the gross carrying amount of the underlying customer relationships less $8.2 million of accumulated amortization) and $3.4 million related to our U.K. Technical Solutions business (consisting of an $8.7 million reduction in the gross carrying amount of the underlying customer relationships less $5.3 million of accumulated amortization). These impairment charges are included in “Impairment loss” on our Consolidated Statements of Comprehensive (Loss) Income for the year ended October 31, 2020. We did not record impairment charges on other intangible assets during 2019.
(2) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 11 years.
Estimated Annual Amortization Expense For Each of the Next Five Years

(in millions)	2021	2022	2023	2024	2025
Estimated amortization expense(1)	$42.1	$36.8	$32.2	$28.0	$23.9
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

Insurance Reserve Adjustments
Actuarial Reviews and Updates Performed During 2020
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
During the first and third quarters of 2020, we performed comprehensive actuarial reviews of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the periods of May 1, 2019, through October 31, 2019, and November 1, 2019, through April 30, 2020, respectively (the “Actuarial Reviews”). The Actuarial Reviews were comprehensive in nature and were based on loss development patterns, trend assumptions, and underlying expected loss costs during the periods analyzed.
During the second and fourth quarters of 2020, we performed interim actuarial updates of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the respective periods analyzed (the “Interim Updates”). These Interim Updates were abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Reviews (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Reviews and Interim Updates, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR Claims by $36.6 million, $30.2 million of which relates to prior years, during 2020. In 2019, we decreased our total reserves related to prior year claims by $3.4 million.
Insurance Related Balances and Activity

(in millions)	October 31, 2020	October 31, 2019
Insurance claim reserves, excluding medical and dental	$504.9	$507.8
Medical and dental claim reserves	16.6	7.2
Insurance recoverables	70.1	64.5
At October 31, 2020 and 2019, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying Consolidated Balance Sheets.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2020	2019	2018
Net balance at beginning of year	$443.3	$427.7	$412.5
Change in case reserves plus IBNR Claims — current year	128.5	137.9	131.4
Change in case reserves plus IBNR Claims — prior years	(30.2)	(3.4)	10.2
Claims paid	(106.8)	(119.1)	(126.5)
GCA acquisition	0.2	—	0.1
Net balance, October 31(1)	434.8	443.3	427.7
Recoverables	70.1	64.5	73.7
Gross balance, October 31	$504.9	$507.8	$501.4
(1) Includes reserves related to discontinued operations of approximately $0.5 million for 2020, $1.0 million for 2019, and $3.0 million for 2018.

Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2020	2019
Standby letters of credit	$143.6	$141.0
Surety bonds	82.6	90.8
Restricted insurance deposits	0.7	0.8
Total	$226.9	$232.6

11. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. In late March 2020, we borrowed approximately $300 million as a precautionary measure to provide increased liquidity and preserve financial flexibility in response to uncertainty resulting from the Pandemic. This represented all remaining amounts then available under the revolving line of credit. During the quarter ended July 31, 2020, the Company repaid substantially all of these amounts borrowed under the revolving line of credit without penalty. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. To further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic, we amended our Credit Facility on May 28, 2020, as further described below.
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio that varies on a quarterly basis and adjusted to 6.50 to 1.00 by the quarter ending October 31, 2020, and back to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants.
The Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that requires us to repay outstanding revolving loans or swingline loans if at any time we have in excess of $250 million of cash and cash equivalents on our balance sheet. The Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions, restrictions on our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio. The anti-cash hoarding provision and certain of these restrictions were terminated from the Credit Facility in the fourth quarter of 2020 due to our favorable cash flow position and leverage ratios. At October 31, 2020, we were in compliance with these covenants.
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
Subsequent to the Amendment, borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our total leverage ratio. The spread ranges from 1.00% to 2.75% for revolving Eurocurrency loans and 0.00% to 1.75% for revolving base rate loans. At October 31, 2020, the weighted average interest rate on our outstanding borrowings was 2.45%. We are also charged a commitment fee, which is paid quarterly in arrears and is based on our total leverage ratio, that ranges from 0.200% to 0.450% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the revolving line of credit.
The Credit Facility also includes customary events of default, such as: failure to pay principal, interest, or fees when due; failure to comply with covenants; the occurrence of certain material judgments and a change in control of the Company. If certain events of default occur, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, the lenders can terminate or suspend our access to the Credit Facility, declare all amounts outstanding (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
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
Credit Facility Information

(in millions)	October 31, 2020	October 31, 2019
Current portion of long-term debt
Gross term loan	$120.0	$60.0
Unamortized deferred financing costs	(3.3)	(2.8)
Current portion of term loan	$116.7	$57.2

Long-term debt
Gross term loan	$560.0	$680.0
Unamortized deferred financing costs	(2.3)	(4.1)
Total noncurrent portion of term loan	557.7	675.9
Revolving line of credit(1)(2)	45.3	68.4
Long-term debt	$603.0	$744.2
(1) Standby letters of credit amounted to $153.1 million at October 31, 2020.
(2) At October 31, 2020, we had borrowing capacity of $596.6 million, reflecting covenant restrictions.
Term Loan Maturities
During 2020, we made principal payments under the term loan of $60.0 million. As of October 31, 2020, the following principal payments are required under the term loan.

(in millions)	2021	2022
Debt maturities	$120.0	$560.0
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
At October 31, 2020 and 2019, amounts recorded in AOCL for interest rate swaps were a loss of $3.3 million, net of taxes of $0.9 million, and a gain of $2.2 million, net of taxes of $1.2 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During 2020, we amortized $4.9 million, net of taxes of $1.8 million, of that gain and we amortized $4.1 million, net of taxes of $1.5 million, during 2019. At October 31, 2020, the total amount expected to be reclassified from AOCL to earnings during the next twelve months was $4.0 million, net of a tax benefit of $1.4 million.

12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded.
Information for the Plans

	As of October 31,
(in millions)	2020	2019
Net obligations	$9.6	$8.4
Projected benefit obligations	17.0	16.1
Fair value of assets	7.4	7.8
At October 31, 2020, assets of the Plans were invested 48% in equities, 51% in fixed income, and 1% in cash. The expected return on assets was $0.4 million during each of 2020, 2019, and 2018. The aggregate net periodic benefit cost for all Plans was $0.2 million, $0.6 million, and $0.2 million for 2020, 2019, and 2018, respectively. Future benefit payments in the aggregate are expected to be $14.4 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2020 and 2019, the total liability of all deferred compensation was $13.6 million and $13.2 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2020 and 2019, the fair value of these assets was $2.6 million and $2.5 million, respectively, and these amounts are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. Aggregate expense recognized under these deferred compensation plans was $0.2 million, $0.3 million, and $0.4 million for 2020, 2019, and 2018, respectively.
Defined Contribution Plans
We sponsor four defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2020, 2019, and 2018, we made matching contributions required by the plans of $18.2 million, $24.3 million, and $21.6 million, respectively.

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
Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

($ in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2020	2019	Pending/ Implemented	2020	2019	2018
Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2019	Red 6/30/2018	Implemented	$16.8	$19.3	$19.9	No	10/15/2023 – 12/31/2023
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2019	Red 12/31/2018	Implemented	11.1	10.6	8.7	Yes	6/30/2021 – 10/31/2023
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2020	Green 1/31/2019	N/A*	7.1	11.7	11.0	N/A*	4/30/2021 – 12/31/2022
SEIU Local 1 & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2019	Green 9/30/2018	N/A*	4.3	5.1	5.8	N/A*	4/4/2021
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2019	Green 12/31/2018	N/A*	4.3	4.6	5.2	N/A*	11/15/2020 – 10/31/2024
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2019	Green 12/31/2018	N/A*	2.5	3.1	3.1	N/A*	6/30/2021 – 11/30/2022
All Other Plans:					9.5	12.2	11.5
Total Contributions					$55.5	$66.6	$65.3
*Not applicable
(1) To determine individually significant plans, we evaluated several factors, including our total contributions to the plan, our significance to the plan in terms of participating employees and contributions, and the funded status of the plan.
(2) The “EIN/PN” column provides the Employer Identification Number and the three-digit plan number assigned to the plan by the IRS.
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
(5) Indicates whether our contribution in 2020 included an amount as imposed by a plan in the red zone in addition to the contribution rate specified in the applicable collective bargaining agreement.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500 (as of the plan’s year end)
Arizona Sheet Metal Pension Trust Fund*	6/30/2019 and 6/30/2018
Building Service 32BJ Pension Fund	6/30/2019, 6/30/2018, and 6/30/2017
Building Service Pension Plan*	4/30/2019, 4/30/2018, and 4/30/2017
Contract Cleaners Service Employees’ Pension Plan*	12/31/19, 12/31/2018, and 12/31/2017
Firemen & Oilers Pension Plan of SEIU Local 1*	7/31/2019, 7/31/2018, and 7/31/2017
Massachusetts Service Employees Pension Plan*	12/31/2019, 12/31/2018, and 12/31/2017
SEIU Local 1 & Participating Employers Pension Trust	9/30/2019, 9/30/2018, and 9/30/2017
S.E.I.U. National Industry Pension Fund	12/31/2019, 12/31/2018, and 12/31/2017
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2019, 12/31/2018, and 12/31/2017
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund*	12/31/2019, 12/31/2018, and 12/31/2017
Teamsters Local 617 Pension Fund*	2/29/2020, 2/28/2019, and 2/28/2018
Teamsters Local Union No. 727 Pension Plan*	2/29/2020, 2/28/2019, and 2/28/2018
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
There have been no significant changes that affect the comparability of total contributions for any of the periods presented.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2020, 2019, and 2018, our contributions to the defined contribution plans were $15.5 million, $9.0 million, and $10.6 million, respectively.
Other Multiemployer Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2020, 2019, and 2018, our contributions to such plans were $264.8 million, $269.8 million, and $263.4 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2020, these letters of credit and surety bonds totaled $153.1 million and $632.9 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2020 and 2019, total guarantees were $182.8 million and $174.8 million, respectively, and these guarantees extend through 2039 and 2038, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
Sales tax laws and regulations enacted by the various states are subject to interpretation, and our compliance with such laws is routinely subject to audit and review by such states. Audit risk is concentrated in several states that are conducting ongoing audits. The outcomes of ongoing and any future audits and changes in the states’ interpretation of the sales tax laws and regulations could materially adversely impact our results of operations.

Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At October 31, 2020, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $14.7 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. The amounts above do not include any accrual or loss estimates with respect to the Bucio case described below.
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
On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002, and April 30, 2013, on claims based on alleged previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the trial court held that the discovery related to PAGA claims allegedly arising after April 30, 2013, would be stayed until after the class and PAGA claims accruing prior to April 30, 2013, had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. On October 17, 2019, the plaintiffs filed a motion asking the trial court to certify additional classes based on an alleged failure to maintain time records, an alleged failure to provide accurate wage statements, and an alleged practice of combining meal and rest breaks. The trial court denied the plaintiffs’ motion to certify additional classes on December 26, 2019. The case was re-assigned to a new judge on January 6, 2020. ABM filed motions for summary adjudication as to certain of Plaintiffs’ class claims, and the trial court denied those motions in November 2020. Plaintiffs filed motions for summary adjudication and/or summary judgment on some claims in December 2020, and a hearing on these motions is currently set for February 24, 2021. The trial court has ordered that the parties complete another mediation by February 19, 2021.
The parties are currently engaged in substantive briefing and will begin expert discovery. The class action claims accruing prior to April 30, 2013 are set for trial on July 12, 2021. Prior to trial, we will have the opportunity to, among other things, seek decertification of the classes, seek interlocutory appellate review, or engage in further mediation if we deem such actions appropriate. We may engage in one or more such activities before the trial.
While we believe we have valid defenses to the claims in this proceeding and will continue to vigorously defend ourselves, there can be no assurance that the final resolution of this matter will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

14. PREFERRED AND COMMON STOCK

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
Repurchase Activity
We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At October 31, 2020, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program. There were no share repurchases during 2019 or 2018.

Year Ended
(in millions, except per share amounts)	October 31, 2020
Total number of shares purchased	0.2
Average price paid per share	$36.16
Total cash paid for share repurchases	$5.1

15. SHARE-BASED COMPENSATION PLANS

We use various share-based compensation plans to provide incentives for our key employees and directors. Currently, these incentives primarily consist of RSUs and performance shares.
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

As amended, there are 13,475,265 total shares of common stock authorized for issuance under the 2006 Equity Plan, and at October 31, 2020, there were 2,086,078 shares of common stock available for grant for future equity-based compensation awards. In addition, there are certain plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). As amended, there are 4,000,000 total shares of common stock authorized for issuance under the 2004 Employee Stock Purchase Plan. Effective May 1, 2006, the 2004 Employee Stock Purchase Plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2020, there were 599,159 remaining unissued shares under the 2004 Employee Stock Purchase Plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2020	2019	2018
RSUs	$11.5	$9.5	$9.3
Performance shares	8.8	8.0	7.7
Share-based compensation expense before income taxes	20.3	17.5	17.0
Income tax benefit	(5.7)	(4.9)	(5.1)
Share-based compensation expense, net of taxes	$14.6	$12.5	$11.8
RSUs and Dividend Equivalent Rights
We award RSUs to eligible employees and our directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest. RSUs granted to eligible employees in 2020 generally vest ratably over three years. RSUs granted to eligible employees prior to 2020 generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to directors vest over three years. In general, the receipt of RSUs is subject to the Grantee’s continuing employment or service as a director.
RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.
RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2019	0.7	$36.92
Granted	0.7	36.11
Vested (including 0.1 shares withheld for income taxes)	(0.2)	37.24
Forfeited	(0.1)	37.63
Outstanding at October 31, 2020	1.1	$36.32
At October 31, 2020, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $25.2 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. In 2020, 2019, and 2018, the weighted-average grant date fair value per share of awards granted was $36.11, $34.48, and $37.98, respectively. In 2020, 2019, and 2018, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $6.1 million, $10.7 million, and $7.4 million, respectively.

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
For certain performance share awards, the number of performance shares that will vest is based on pre-established internal financial performance targets and typically a three-year service and performance period. The number of TSR awards and TSR-modified awards that will vest over the respective three-year performance period is based on our total shareholder return relative to the S&P 600 Small Cap Index for awards that were granted in 2018 and is based on the S&P 1500 Commercial Services & Supplies Index for awards that were granted in 2019 or 2020. Vesting of 0% to 150% of the awards originally granted may occur depending on the respective performance metrics under both award types.
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2019	0.8	$38.06
Granted	0.4	35.92
Vested (including 0.1 shares withheld for income taxes)	(0.2)	37.72
Performance adjustments	(0.1)	36.85
Forfeited	(0.1)	36.58
Outstanding at October 31, 2020	0.8	$37.35
At October 31, 2020, total unrecognized compensation cost related to performance share awards was $14.4 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of three years.
In 2020, 2019, and 2018, the weighted-average grant date fair value per share of awards granted was $35.92, $35.44, and $38.53, respectively. In 2020, 2019, and 2018, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $6.1 million, $6.8 million, and $7.3 million, respectively.
In 2020, 2019, and 2018, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.
Monte Carlo Assumptions

	2020	2019	2018
Expected life(1)	2.81 years	2.81 years	2.81 years
Expected stock price volatility(2)	28.7%	27.7%	21.6%
Risk-free interest rate(3)	1.5%	2.5%	2.0%
Stock price(4)	$37.99	$34.92	$39.02
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
(4) The stock price is the closing price of our common stock on the valuation date.

Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2020	2019	2018
Weighted-average fair value of granted purchase rights per share	$1.75	$1.77	$1.70
Common stock issued	0.1	0.1	0.1
Fair value of common stock issued per share	$33.18	$33.60	$32.34
Aggregate purchases	$3.5	$4.1	$4.7

16. INCOME TAXES

Geographic Sources of Income from Continuing Operations Before Income Taxes

	Years Ended October 31,
(in millions)	2020	2019	2018
United States	$45.2	$137.1	$94.8
Foreign	8.1	23.1	(7.1)
Income from continuing operations before income taxes	$53.3	$160.2	$87.7
Components of Income Tax (Provision) Benefit

	Years Ended October 31,
(in millions)	2020	2019	2018
Current:
Federal	$(59.3)	$(6.4)	$(4.3)
State	(28.6)	(10.7)	(7.3)
Foreign	(1.7)	(5.9)	(3.9)
Deferred:
Federal	23.2	(8.5)	21.8
State	12.5	(1.6)	0.2
Foreign	0.9	0.4	1.7
Income tax (provision) benefit	$(53.1)	$(32.7)	$8.2
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Years Ended October 31,
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	23.3%
State and local income taxes, net of federal tax benefit	(0.6)	5.9	6.9
Federal and state tax credits	(4.7)	(3.9)	(7.8)
Impact of foreign operations	1.3	(1.0)	1.3
Changes in uncertain tax positions	(2.0)	(0.8)	(6.7)
Incremental tax benefit from share-based compensation awards	(1.6)	(0.7)	(3.9)
Energy efficiency incentives	(3.8)	—	(3.2)
Impact from goodwill impairment	81.7	—	4.4
Transition tax on foreign earnings	—	(1.1)	5.1
Remeasurement of U.S. deferred taxes	—	(0.3)	(31.5)
Nondeductible expenses	4.4	2.1	2.4
Other, net	3.9	(0.8)	0.3
Effective tax rate	99.6%	20.4%	(9.4)%

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
During 2020 and 2019, we had effective tax rates of 99.6% and 20.4%, respectively, resulting in a provision for tax of $53.1 million and $32.7 million, respectively. The effective tax rate for the year ended October 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 24.4%. Our effective tax rate for 2020 was also impacted by the following discrete items: a $5.7 million benefit from true-ups; a $2.3 million provision related to WOTC; a $2.1 million benefit from energy efficiency incentives; and a $1.1 million benefit from change of tax reserves. Our effective tax rate for 2019 was impacted by the following discrete items: a $1.8 million benefit from the transition tax (including foreign tax credits); a $1.7 million benefit from state true-ups; a $1.6 million benefit from federal true-ups; a $1.3 million provision related to WOTC; a $1.3 million benefit from expiring statutes of limitations; a $1.1 million benefit from the vesting of share-based compensation awards; and a $0.9 million benefit from research and development credits.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2020	2019
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$74.7	$83.6
Deferred and other compensation	28.6	25.6
Accounts receivable allowances	8.8	5.6
Settlement liabilities	5.0	3.1
Other accruals	1.5	1.8
Other comprehensive income	2.7	0.5
State taxes	1.4	0.4
State net operating loss carryforwards	5.9	11.2
Tax credits	3.7	6.3
Unrecognized tax benefits	3.2	3.0
Deferred payroll taxes	26.9	—
Operating lease liabilities	38.2	—
Gross deferred tax assets	200.6	141.2
Valuation allowance	(4.1)	(8.4)
Total deferred tax assets	196.5	132.8

Deferred tax liabilities attributable to:
Property, plant and equipment	(1.2)	(4.8)
Goodwill and other acquired intangibles	(159.4)	(170.6)
Right-of-use assets	(38.2)	—
Other	(8.5)	(5.2)
Total deferred tax liabilities	(207.3)	(180.6)

Net deferred tax liabilities	$(10.8)	$(47.7)
Net Operating Loss Carryforwards and Credits
State net operating loss carryforwards totaling $102.3 million at October 31, 2020, are being carried forward in several state jurisdictions where we are permitted to use net operating losses from prior periods to reduce future taxable income. These losses will expire between 2021 and 2040. Federal net operating loss carryforwards were fully utilized during 2020. Federal and state tax credit carryforwards totaling $4.4 million are available to reduce future cash taxes and will expire between 2021 and 2040.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Valuation Allowance

	Years Ended October 31,
(in millions)	2020	2019	2018
Valuation allowance at beginning of year	$8.4	$12.0	$7.7
GCA acquisition	—	—	2.4
Other, net	(4.3)	(3.6)	1.8
Valuation allowance at end of year	$4.1	$8.4	$12.0

Unrecognized Tax Benefits
At October 31, 2020, 2019, and 2018, there were $35.5 million, $35.3 million, and $35.8 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $0.6 million is reasonably possible over the next twelve months due to lapses of applicable statutes of limitations. At October 31, 2020 and 2019, accrued interest and penalties were $1.5 million and $1.2 million, respectively. For interest and penalties, we recognized an expense of $0.4 million and $0.2 million in 2020 and 2019, respectively, and a benefit of $1.0 million in 2018.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2020	2019	2018
Balance at beginning of year	$35.3	$35.8	$53.4
Additions for tax positions related to the current year	2.1	—	0.2
Additions for tax positions related to prior years	1.6	3.6	—
Reductions for tax positions related to prior years	—	—	(9.0)
Reductions for lapse of statute of limitations	(3.0)	(3.9)	(8.7)
Settlements	(0.5)	(0.3)	(0.1)
Balance at end of year	$35.5	$35.3	$35.8
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. Due to expired statutes and closed audits, our federal income tax returns for years prior to fiscal 2016 are no longer subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal 2016 are no longer subject to examination. We are currently being examined by the IRS and tax authorities of California, New York City, and Wisconsin.

17. SEGMENT AND GEOGRAPHIC INFORMATION

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

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2020	2019	2018
Revenues
Business & Industry	$3,157.8	$3,251.4	$3,268.4
Technology & Manufacturing	956.0	917.0	925.4
Education	808.8	847.4	856.7
Aviation	680.9	1,017.3	1,038.7
Technical Solutions	506.6	593.2	500.1
Elimination of inter-segment revenues	(122.4)	(127.7)	(147.1)
	$5,987.6	$6,498.6	$6,442.2
Operating profit (loss)
Business & Industry	$253.7	$182.3	$157.9
Technology & Manufacturing	84.4	72.5	67.4
Education(1)	(41.1)	39.0	44.1
Aviation(2)	(59.6)	21.1	23.2
Technical Solutions(3)	9.5	55.4	21.8
Government Services	(0.1)	(0.1)	(0.8)
Corporate	(146.9)	(159.0)	(168.8)
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.2)	(3.0)	(3.2)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.1)	0.1	(2.8)
	95.7	208.3	138.6
Income from unconsolidated affiliates	2.2	3.0	3.2
Interest expense	(44.6)	(51.1)	(54.1)
Income from continuing operations before income taxes	$53.3	$160.2	$87.7

Depreciation and amortization
Business & Industry	$18.9	$21.3	$23.6
Technology & Manufacturing	12.5	14.3	15.6
Education	33.8	37.3	37.5
Aviation	10.6	11.9	13.1
Technical Solutions	7.2	8.6	10.2
Corporate	13.5	13.9	12.4
	$96.4	$107.4	$112.5
(1) Reflects impairment charges totaling $99.3 million on goodwill during the year ended October 31, 2020.
(2) Reflects impairment charges totaling $61.1 million on goodwill and intangible assets during the year ended October 31, 2020.
(3) Reflects impairment charges totaling $12.4 million on goodwill and intangible assets during the year ended October 31, 2020.
Geographic Information Based on the Country in Which the Sale Originated(1)

	Years Ended October 31,
(in millions)	2020	2019	2018
Revenues
United States	$5,625.1	$6,025.2	$5,997.4
All other countries	362.5	473.3	444.8
	$5,987.6	$6,498.6	$6,442.2
(1) Substantially all of our long-lived assets are related to United States operations.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(in millions, except per share amounts)	First	Second		Third	Fourth
Year Ended October 31, 2020
Revenues	$1,612.9	$1,496.0		$1,394.1	$1,484.6
Gross profit	179.2	189.9		219.2	242.4
Income (loss) from continuing operations	27.9	(136.8)		56.0	53.1
Income from discontinued operations, net of taxes	0.1	—		—	—
Net income (loss)	$28.0	$(136.8)	(1)	$56.0	$53.1

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$0.42	$(2.05)		$0.84	$0.79
Income from discontinued operations	—	—		—	—
Net income (loss)	$0.42	$(2.05)		$0.84	$0.79

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.41	$(2.05)		$0.83	$0.78
Income from discontinued operations	—	—		—	—
Net income (loss)	$0.42	$(2.05)	(1)	$0.83	$0.78

Year ended October 31, 2019
Revenues	$1,607.9	$1,594.7		$1,647.9	$1,648.0
Gross profit	162.0	180.5		193.9	194.7
Income from continuing operations	13.0	29.9		36.5	48.1
(Loss) income from discontinued operations, net of taxes	(0.1)	(0.2)		0.2	(0.1)
Net income	$13.0	$29.7		$36.8	$47.9

Net income per common share — Basic
Income from continuing operations	$0.20	$0.45		$0.55	$0.72
Income from discontinued operations	—	—		—	—
Net income	$0.20	$0.45		$0.55	$0.72

Net income per common share — Diluted
Income from continuing operations	$0.20	$0.45		$0.55	$0.71
Income from discontinued operations	—	—		—	—
Net income	$0.19	$0.45		$0.55	$0.71
(1) Includes goodwill and asset impairment charges of $172.8 million, $170.6 million after tax, or $2.54 per diluted share.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2020.
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
c. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the fiscal year 2020 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the fiscal year 2020. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of Registrant.” Additional information required by this Item will be set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” and “Audit-Related Matters” in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). Such information is incorporated herein by reference. Our 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2020.
On April 13, 2020, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation required by this Item will be set forth under the captions “Director Compensation for Fiscal Year 2020,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters required by this Item will be set forth under the captions “General Information—Security Ownership of Certain Beneficial Owners,” “General Information—Security Ownership of Directors and Executive Officers,” and “General Information—Equity Compensation Plan Information” in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence required by this Item will be set forth under the captions “General Information—Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services and our principal accounting fees and services required by this Item will be set forth under the caption “Audit-Related Matters” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Write-offs(1)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2020	$22.4	96.3	(83.2)	$35.5
2019	19.2	87.7	(84.6)	22.4
2018	25.5	57.4	(63.6)	19.2
(1) Write-offs are net of recoveries.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated March 14, 2018, among ABM Industries Incorporated, Goldman Sachs & Co LLC, and UBS Securities LLC	8-K	001-08929	1.1	March 19, 2018
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.1	March 27, 2020
3.2	Amended and Restated Bylaws of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.2	March 27, 2020
4.1‡	Description of Registrant’s Securities
10.1	Shareholders’ Agreement, dated September 1, 2017, among ABM Industries Incorporated, Thomas H. Lee Equity Fund VII, L.P., Thomas H. Lee Parallel Fund VII, L.P., Thomas H. Lee Parallel (Cayman) Fund VII, L.P., THL Executive Fund VII, L.P., THL Fund VII Coinvestment Partners, L.P., Broad Street Principal Investments Holdings, L.P., Bridge Street 2015, L.P., MBD 2015, L.P., Stone Street 2015, L.P., 2015 Employee Offshore Aggregator, L.P., and Goldman Sachs & Co. LLC	8-K	001-08929	10.1	September 8, 2017
10.2	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.3	Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.3	December 22, 2017
10.4	First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 7, 2018

10.5	Second Amendment, dated as of September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.2	September 7, 2018
10.6	Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signatures pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	June 18, 2020
10.7*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.8*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.9*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.10*	Form of Director’s Indemnification Agreement	10-K	001-08929	10.9	December 21, 2018
10.11*	ABM Executive Officer Incentive Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.6	September 8, 2008
10.12*	2006 Equity Incentive Plan, as amended and restated March 7, 2018	8-K	001-08929	10.1	March 8, 2018
10.13*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	8-K	001-08929	10.1	December 12, 2013
10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.1	March 5, 2020
10.16*‡
Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on July 14, 2020

10.17*‡
Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted with a Two-Year Vesting Schedule

10.18*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, as amended and restated December 9, 2013	10-K	001-08929	10.16	December 18, 2013
10.19*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.20*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.2	March 5, 2020
10.21*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted Pursuant to the 2006 Equity Incentive Plan to Directors Who Elect to Relinquish Their Benefits Effective November 1, 2006, as amended and restated September 8, 2010	10-K	001-08929	10.13	December 23, 2010
10.22*	Form of Non-Qualified Stock Option Agreement - 2006 Equity Plan	10-Q	001-08929	10.4	June 4, 2010
10.23*	Form of Restricted Stock Unit Agreement - 2006 Equity Plan	10-K	001-08929	10.18	December 20, 2019
10.24*	Form of Performance Share Agreement - 2006 Equity Plan	10-K	001-08929	10.19	December 20, 2019
10.25*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.26*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.27*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.28*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.29*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.30*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.28	December 22, 2017
10.31*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.29	December 22, 2017
10.32*	Executive Employment Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.1	March 7, 2018
10.33*	Change in Control Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.2	March 7, 2018
10.34*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and D. Anthony Scaglione	10-K	001-08929	10.33	December 22, 2017

10.35*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and D. Anthony Scaglione	10-K	001-08929	10.34	December 22, 2017
10.36*	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.3	March 7, 2018
10.37*	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.4	March 7, 2018
10.38*	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.1	March 7, 2019
10.39*	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.2	March 7, 2019
10.40*	Executive Employment Agreement, dated as of October 28, 2019, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.35	December 20, 2019
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH ‡	Inline XBRL Taxonomy Extension Schema Document
101.CAL‡	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	Inline XBRL Taxonomy Label Linkbase Document
101.PRE ‡	Inline XBRL Presentation Linkbase Document
101.DEF ‡	Inline XBRL Taxonomy Extension Definition Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 17, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 17, 2020

/s/ Earl R. Ellis	/s/ Dean A. Chin
Earl R. Ellis Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, and Corporate Controller
(Principal Financial Officer)	(Principal Accounting Officer)
December 17, 2020	December 17, 2020

/s/ Sudhakar Kesavan	/s/ LeighAnne G. Baker
Sudhakar Kesavan	LeighAnne G. Baker, Director
Chairman of the Board and Director	December 17, 2020
December 17, 2020

/s/ Linda Chavez	/s/ Donald F. Colleran
Linda Chavez, Director	Donald F. Colleran, Director
December 17, 2020	December 17, 2020

/s/ Art A. Garcia	/s/ Thomas M. Gartland
Art A. Garcia, Director	Thomas M. Gartland, Director
December 17, 2020	December 17, 2020

/s/ Jill M. Golder	/s/ Winifred M. Webb
Jill M. Golder, Director	Winifred M. Webb, Director
December 17, 2020	December 17, 2020