Form 10-Q
period 2021-01-31
ABM INDUSTRIES INC /DE/
filed 2021-03-10
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 9, 2021: 67,089,696

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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2020, and in other reports (including all amendments to those reports) we file from time to time with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$378.3	$394.2
Trade accounts receivable, net of allowances of $37.9 and $35.5 at January 31, 2021 and October 31, 2020, respectively	917.2	854.2
Costs incurred in excess of amounts billed	38.6	52.2
Prepaid expenses	85.1	85.4
Other current assets	55.5	55.9
Total current assets	1,474.6	1,441.9
Other investments	11.8	11.1
Property, plant and equipment, net of accumulated depreciation of $251.6 and $241.3 at January 31, 2021 and October 31, 2020, respectively	127.3	133.7
Right-of-use assets	136.2	143.1
Other intangible assets, net of accumulated amortization of $355.0 and $343.8 at January 31, 2021 and October 31, 2020, respectively	229.0	239.7
Goodwill	1,674.6	1,671.4
Other noncurrent assets	128.7	136.1
Total assets	$3,782.2	$3,776.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$116.9	$116.7
Trade accounts payable	217.5	273.3
Accrued compensation	145.9	187.6
Accrued taxes—other than income	107.4	45.5
Insurance claims	156.7	155.2
Income taxes payable	38.6	6.2
Current portion of lease liabilities	33.9	35.0
Other accrued liabilities	200.8	167.3
Total current liabilities	1,017.8	986.9
Long-term debt, net	573.8	603.0
Long-term lease liabilities	125.3	131.4
Deferred income tax liability, net	3.7	10.8
Noncurrent insurance claims	360.2	366.3
Other noncurrent liabilities	122.2	168.1
Noncurrent income taxes payable	10.2	10.1
Total liabilities	2,213.1	2,276.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,078,471 and 66,748,157 shares issued and outstanding at January 31, 2021 and October 31, 2020, respectively	0.7	0.7
Additional paid-in capital	726.9	724.1
Accumulated other comprehensive loss, net of taxes	(25.9)	(30.8)
Retained earnings	867.5	806.4
Total stockholders’ equity	1,569.1	1,500.3
Total liabilities and stockholders’ equity	$3,782.2	$3,776.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2021	2020
Revenues	$1,492.4	$1,612.9
Operating expenses	1,249.4	1,433.7
Selling, general and administrative expenses	122.6	117.6
Restructuring and related expenses	—	3.1
Amortization of intangible assets	10.8	12.6
Operating profit	109.7	45.8
Income from unconsolidated affiliates	0.6	0.9
Interest expense	(8.5)	(10.2)
Income from continuing operations before income taxes	101.9	36.5
Income tax provision	(27.2)	(8.6)
Income from continuing operations	74.6	27.9
Income from discontinued operations, net of taxes	—	0.1
Net income	74.6	28.0
Other comprehensive income (loss)
Interest rate swaps	1.2	(1.1)
Foreign currency translation and other	4.0	0.4
Income tax (provision) benefit	(0.4)	0.3
Comprehensive income	$79.5	$27.6
Net income per common share — Basic
Income from continuing operations	$1.11	$0.42
Income from discontinued operations	—	—
Net income	$1.11	$0.42
Net income per common share — Diluted
Income from continuing operations	$1.10	$0.41
Income from discontinued operations	—	—
Net income	$1.10	$0.42
Weighted-average common and common equivalent shares outstanding
Basic	67.2	66.9
Diluted	67.6	67.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2021		2020
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.7	$0.7	66.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.3	—	0.2	—
Balance, end of period	67.1	0.7	66.8	0.7
Additional Paid-in Capital
Balance, beginning of period		724.1		708.9
Taxes withheld under employee stock purchase and share-based compensation plans, net		(5.6)		(2.0)
Share-based compensation expense		8.5		4.9
Balance, end of period		726.9		711.8
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(30.8)		(23.9)
Other comprehensive income (loss)		4.9		(0.4)
Balance, end of period		(25.9)		(24.3)
Retained Earnings
Balance, beginning of period		806.4		856.3
Net income		74.6		28.0
Dividends
Common stock ($0.190 and $0.185 per share)		(12.7)		(12.3)
Stock issued under share-based compensation plans		(0.9)		(0.4)
Balance, end of period		867.5		871.6
Total Stockholders’ Equity		$1,569.1		$1,559.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2021	2020
Cash flows from operating activities
Net income	$74.6	$28.0
Income from discontinued operations, net of taxes	—	(0.1)
Income from continuing operations	74.6	27.9
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	22.3	24.4
Deferred income taxes	(7.4)	(1.0)
Share-based compensation expense	8.5	4.9
Provision for bad debt	3.0	2.4
Amortization of accumulated other comprehensive gain on interest rate swaps	(1.6)	(1.7)
Loss on sale of assets	1.0	0.3
Income from unconsolidated affiliates	(0.6)	(0.9)
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(52.3)	3.0
Prepaid expenses and other current assets	0.8	(8.5)
Right-of-use assets	6.9	4.1
Other noncurrent assets	5.9	(1.6)
Trade accounts payable and other accrued liabilities	(3.0)	(88.9)
Long-term lease liabilities	(6.1)	(4.2)
Insurance claims	(4.6)	(1.0)
Income taxes payable	32.5	7.6
Other noncurrent liabilities	(34.5)	(1.1)
Total adjustments	(29.3)	(62.3)
Net cash provided by (used in) operating activities of continuing operations	45.3	(34.5)
Net cash provided by operating activities of discontinued operations	—	0.2
Net cash provided by (used in) operating activities	45.3	(34.3)
Cash flows from investing activities
Additions to property, plant and equipment	(6.6)	(11.5)
Proceeds from sale of assets	1.4	4.2
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities	(5.2)	(2.3)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(6.5)	(2.4)
Dividends paid	(12.7)	(12.3)
Borrowings from credit facility	2.6	425.0
Repayment of borrowings from credit facility	(32.6)	(368.6)
Changes in book cash overdrafts	(12.0)	6.4
Financing of energy savings performance contracts	4.0	1.1
Repayment of finance lease obligations	(0.7)	(0.8)
Net cash (used in) provided by financing activities	(57.8)	48.4
Effect of exchange rate changes on cash and cash equivalents	1.9	(0.4)
Net (decrease) increase in cash and cash equivalents	(15.9)	11.4
Cash and cash equivalents at beginning of year	394.2	58.5
Cash and cash equivalents at end of period	$378.3	$69.8
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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2020. Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Impact of the Pandemic
COVID-19 has resulted in a worldwide health Pandemic. To date, the Pandemic has surfaced in regions all around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. In these Financial Statements we have assessed the current impact of the Pandemic on our financial condition, results of operations, and cash flows as well as on our estimates, forecasts, and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, we cannot reasonably estimate the full impact the Pandemic will have on our financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the Pandemic on our company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the Pandemic subsides.
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met while actively managing direct labor and related personnel costs, including furloughs or reduced hours for certain frontline employees in markets significantly impacted by business slowdowns and shutdowns.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended January 31,
(in millions)	2021	2020
Business & Industry	$43.4	$73.7
Aviation	13.7	25.9
Total	$57.0	$99.6
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) in June 2016 and subsequently issued these amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-03 (collectively, “Topic 326”). Topic 326 replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. Under Topic 326, an organization is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported financial assets. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. We adopted this standard effective November 1, 2020, on a modified retrospective basis. The asset and liability classes that we have identified to be in the scope of Topic 326 at the time of the adoption are trade accounts receivable, costs incurred in excess of amounts billed, guarantees, reinsurance recoverables, and notes receivable. The adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the presentation of capitalized implementation costs and the related amortization on the balance sheet, income statement, and statement of cash flows should align with the presentation of the hosting (service) element of the arrangement. We adopted this standard effective November 1, 2020, on a prospective basis. The adoption of the standard did not have a material impact on our consolidated financial statements.
No other recently adopted accounting standards have had a significant impact on our fiscal 2021 consolidated financial statements.

3. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Technology and Manufacturing (“T&M”), Education, Aviation, and Technical Solutions, as described in Note 10, “Segment Information.”

	Three Months Ended January 31, 2021
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$650.4	$196.9	$184.8	$29.1	$—	$1,061.2
Parking(2)	69.0	11.7	0.2	55.4	—	136.2
Facility Services(3)	89.9	40.6	24.5	6.9	—	161.9
Building & Energy Solutions(4)	—	—	—	—	113.4	113.4
Airline Services(5)	0.1	—	—	51.7	—	51.8
	$809.4	$249.2	$209.4	$143.1	$113.4	$1,524.5
Elimination of inter-segment revenues						(32.1)
Total						$1,492.4

	Three Months Ended January 31, 2020
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$593.5	$185.6	$186.2	$34.6	$—	$1,000.0
Parking(2)	125.9	8.1	0.7	84.9	—	219.6
Facility Services(3)	101.4	40.2	21.0	11.7	—	174.3
Building & Energy Solutions(4)	—	—	—	—	142.0	142.0
Airline Services(5)	0.1	—	—	107.5	—	107.6
	$820.9	$233.9	$208.0	$238.7	$142.0	$1,643.6
Elimination of inter-segment revenues						(30.6)
Total						$1,612.9
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These arrangements are often structured as monthly fixed-price, square-foot, cost-plus, and work order contracts.
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. These arrangements are structured as management reimbursement, leased location, and allowance contracts. Certain of these arrangements are considered service concession agreements and are accounted for under the guidance of ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services; accordingly, rent expense related to these arrangements is recorded as a reduction of the related parking service revenues.
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
(4) Building & Energy Solutions arrangements provide custom energy solutions, electrical, HVAC, lighting, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as Energy Savings, Fixed-Price Repair, and Refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands, pursuant to franchise contracts.

(5) Airline Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance. These arrangements are often structured as monthly fixed-price, cost-plus, transaction price, and hourly contracts.
Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended October 31, 2020.
Certain arrangements involve variable consideration (primarily per transaction fees, reimbursable expenses, and sales-based royalties). We do not estimate the variable consideration for these arrangements; rather, we recognize these variable fees as they are earned.
The majority of our contracts include performance obligations that are primarily satisfied over time as we provide the related services. These contract types include: monthly fixed-price; square-foot; cost-plus; work orders; transaction-price; hourly; management reimbursement; leased location; allowance; energy savings contracts; and fixed-price repair and refurbishment contracts, as well as our franchise and royalty fee arrangements. We recognize revenue as the services are performed using a measure of progress that is determined by the contract type. Generally, most of our contracts are cancelable by either party without a substantive penalty, and the majority have a notification period of 30 to 60 days.
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
Remaining Performance Obligations
At January 31, 2021, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $246.5 million. We expect to recognize revenue on approximately 61% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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

The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2021	October 31, 2020
Contract assets
Billed trade receivables(1)	$896.8	$835.8
Unbilled trade receivables(1)	58.3	53.9
Costs incurred in excess of amounts billed(2)	38.6	52.2
Capitalized commissions(3)	24.9	25.2
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the three months ended January 31, 2021, we capitalized $3.0 million of new costs and amortized $3.3 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2021
Contract liabilities(1)
Balance at beginning of period	$36.4
Additional contract liabilities	31.5
Recognition of deferred revenue	(14.8)
Balance at end of period	$53.1
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

4. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2021	2020
Income from continuing operations	$74.6	$27.9
Income from discontinued operations, net of taxes	—	0.1
Net income	$74.6	$28.0

Weighted-average common and common equivalent shares outstanding — Basic	67.2	66.9
Effect of dilutive securities
Restricted stock units	0.2	0.1
Stock options	0.1	0.1
Performance shares	0.2	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	67.6	67.2

Net income per common share — Basic
Income from continuing operations	$1.11	$0.42
Income from discontinued operations	—	—
Net income	$1.11	$0.42

Net income per common share — Diluted
Income from continuing operations	$1.10	$0.41
Income from discontinued operations	—	—
Net income	$1.10	$0.42
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2021	2020
Anti-dilutive	0.1	0.2

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2021	October 31, 2020
Cash and cash equivalents(1)	1	$378.3	$394.2
Insurance deposits(2)	1	0.7	0.7
Assets held in funded deferred compensation plan(3)	1	2.8	2.6
Credit facility(4)	2	695.3	725.3
Interest rate swap liabilities(5)	2	12.7	15.5
(1) Cash and cash equivalents are stated at nominal value, which equals fair value.
(2) Represents restricted deposits that are used to collateralize our insurance obligations and are stated at nominal value, which equals fair value. These insurance deposits are included in “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets. See Note 6, “Insurance,” for further information.
(3) Represents investments held in a Rabbi trust associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices.
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 7, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At January 31, 2021 and October 31, 2020, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 7, “Credit Facility,” for further information.
During the three months ended January 31, 2021, we had no transfers of assets or liabilities between any of the above hierarchy levels.
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

6. INSURANCE

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
Actuarial Review Performed During the First Quarter of 2021
We review our self-insurance liabilities on a regular basis and adjust our accruals accordingly. Actual claims activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates used in our reserve liability calculations, we adjust our self-insurance rates and reserves for future periods and, if appropriate, adjust our reserves for claims incurred in prior accounting periods.
During the first quarter of 2021, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of May 1, 2020 through October 31, 2020 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed. The Actuarial Review again demonstrated that the changes we have made to our risk management programs continue to positively impact the frequency and severity of claims.
Based on the results of the Actuarial Review, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $14.4 million during the three months ended January 31, 2021; $11.4 million of that amount relates to prior years. During the three months ended January 31, 2020, we decreased our total reserves related to prior year claims by $6.6 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity

(in millions)	January 31, 2021	October 31, 2020
Insurance claim reserves, excluding medical and dental	$498.6	$504.9
Medical and dental claim reserves	18.3	16.6
Insurance recoverables	70.2	70.1
At January 31, 2021 and October 31, 2020, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2021	October 31, 2020
Standby letters of credit	$141.4	$143.6
Surety bonds	85.7	82.6
Restricted insurance deposits	0.7	0.7
Total	$227.8	$226.9

7. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. To further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic, we amended our Credit Facility (the “Amendment”) on May 28, 2020.
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio that varies on a quarterly basis and adjusts to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants. At January 31, 2021, we were in compliance with these covenants.
The Amendment also changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. Prior to the Amendment, borrowings under the Credit Facility bore interest at a rate equal to 1-month LIBOR plus a spread that was based upon our leverage ratio. The spread ranged from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. We were also charged a commitment fee, which was paid quarterly in arrears and was based on our leverage ratio, that ranged from 0.200% to 0.350% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings were included as outstanding under the line of credit.
Subsequent to the Amendment, borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our total leverage ratio. The spread ranges from 1.00% to 2.75% for revolving Eurocurrency loans and 0.00% to 1.75% for revolving base rate loans. At January 31, 2021, the weighted average interest rate on our outstanding borrowings was 2.39%. We are also charged a commitment fee, which is paid quarterly in arrears and is based on our total leverage ratio, that ranges from 0.200% to 0.450% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the revolving line of credit.
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

Credit Facility Information

(in millions)	January 31, 2021	October 31, 2020
Current portion of long-term debt
Gross term loan	$120.0	$120.0
Unamortized deferred financing costs	(3.1)	(3.3)
Current portion of term loan	$116.9	$116.7

Long-term debt
Gross term loan	$530.0	$560.0
Unamortized deferred financing costs	(1.5)	(2.3)
Total noncurrent portion of term loan	528.5	557.7
Revolving line of credit(1)(2)	45.3	45.3
Long-term debt	$573.8	$603.0
(1) Standby letters of credit amounted to $151.0 million at January 31, 2021.
(2) At January 31, 2021, we had borrowing capacity of $599.4 million, reflecting covenant restrictions.
Term Loan Maturities
During the three months ended January 31, 2021, we made principal payments under the term loan of $30.0 million. As of January 31, 2021, the following principal payments are required under the term loan.

(in millions)	2021	2022
Debt maturities	$90.0	$560.0
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under these arrangements, we typically pay a fixed interest rate in exchange for LIBOR-based variable interest throughout the life of the agreement. We initially report the mark-to-market gain or loss on a derivative as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense. All of our interest rate swaps have been designated and accounted for as cash flow hedges from inception. See Note 5, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 90.0 million	2.83%	November 1, 2018	April 30, 2021
$ 90.0 million	2.84%	November 1, 2018	October 31, 2021
$ 130.0 million	2.86%	November 1, 2018	April 30, 2022
$ 130.0 million	2.84%	November 1, 2018	September 1, 2022
At January 31, 2021 and October 31, 2020, amounts recorded in AOCL for interest rate swaps were a loss of $2.5 million, net of taxes of $0.5 million, and a loss of $3.3 million, net of taxes of $0.9 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three months ended January 31, 2021, we amortized $1.2 million of this gain, net of taxes of $0.4 million, to interest expense. During the three months ended January 31, 2020, we amortized $1.2 million, net of taxes of $0.4 million. At January 31, 2021, the total amount expected to be reclassified from AOCL to earnings during the next twelve months is a loss of $4.3 million, net of a tax benefit of $1.4 million.

8. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2021, these letters of credit and surety bonds totaled $151.0 million and $640.6 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2021, total guarantees were $173.8 million and extend through 2040. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
Sales Taxes
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
At January 31, 2021, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $13.8 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. The amounts above do not include any accrual or loss estimates with respect to the Bucio case described below, because a reasonable estimate of loss or range of loss cannot be made at this time.
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
On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on alleged previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the trial court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. On October 17, 2019, the plaintiffs filed a motion asking the trial court to certify additional classes based on an alleged failure to maintain time records, an alleged failure to provide accurate wage statements, and an alleged practice of combining meal and rest breaks. The trial court denied the plaintiffs’ motion to certify additional classes on December 26, 2019. The case was re-assigned to a new judge on January 6, 2020. ABM filed motions for summary adjudication as to certain of plaintiffs’ class claims, and the trial court denied those motions in November 2020. The parties engaged in another mediation in January 2021, which did not result in a settlement of the case. Plaintiffs filed motions for summary adjudication and/or summary judgment on some claims in December 2020, and a hearing on these motions is currently set for March 17, 2021.
The parties are currently engaged in substantive briefing and began expert discovery in January 2021.The expert discovery serves to provide us with detailed information regarding the plaintiffs’ damage calculations. The class action claims accruing prior to April 30, 2013, are currently set for trial on July 12, 2021, although it is unclear whether the trial will proceed at that time in light of the Pandemic and courtroom protocols. Prior to trial, we will have the opportunity to, among other things, seek decertification of the classes, seek interlocutory appellate review, or engage in further mediation if we deem such actions appropriate. We intend to engage in one or more such activities before the trial during the second and/or third quarter.
While we believe we have valid defenses to the claims in this proceeding and will continue to vigorously defend ourselves, there can be no assurance that the final resolution of this matter will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

9. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2021 and 2020, we had effective tax rates of 26.7% and 23.6%, respectively, resulting in provisions for taxes of $27.2 million and $8.6 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by increased income in 2021.
Our effective tax rates for the three months ended January 31, 2021 and January 31, 2020, were not impacted by any significant discrete items.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 31, 2020, we deferred approximately $132 million of payroll tax, which the CARES Act requires to be remitted by December 31, 2021 and December 31, 2022 in equal parts. The impact of the income tax provisions was not material.
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.

10. SEGMENT INFORMATION

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

T&M	T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2021	2020
Revenues
Business & Industry	$809.4	$820.9
Technology & Manufacturing	249.2	233.9
Education	209.4	208.0
Aviation	143.1	238.7
Technical Solutions	113.4	142.0
Elimination of inter-segment revenues	(32.1)	(30.6)
	$1,492.4	$1,612.9
Operating profit (loss)
Business & Industry	$85.7	$38.2
Technology & Manufacturing	26.9	16.7
Education	21.5	11.2
Aviation	3.2	5.6
Technical Solutions	6.0	8.3
Government Services	(0.1)	—
Corporate	(32.6)	(33.3)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.6)	(0.9)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.2)	—
	109.7	45.8
Income from unconsolidated affiliates	0.6	0.9
Interest expense	(8.5)	(10.2)
Income from continuing operations before income taxes	$101.9	$36.5
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2020, which has been filed with the SEC. This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal years, which end on October 31.
Business Overview

ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day.

COVID-19 Pandemic
COVID-19 has resulted in a worldwide health Pandemic. To date, COVID-19 has surfaced in regions all around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. We, along with many of our clients, have been impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups, and, in some areas, to refrain from non-essential movements outside of homes. The Pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the broader economy. Refer to “Consolidated Results of Operations” and “Results of Operations by Segment” for additional information related to the impact of the Pandemic on our financial results.
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
The Pandemic continues to create a dynamic client environment, and we are working diligently to ensure our clients’ changing staffing and service needs are met. We developed new cleaning initiatives in accordance with various protocols issued by global experts, including deep cleaning services, special project cleaning services, and other work orders.
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
Management of Direct Labor
As we adapt to the changing demand environment resulting from the Pandemic, we continue to actively manage direct labor and related personnel costs, including furloughs or reduced hours for certain frontline employees in markets significantly impacted by business slowdowns and shutdowns.
Liquidity, Cash Flows, and Financial Position
As of January 31, 2021, we had $378.3 million of cash and cash equivalents, and we had net cash provided by operating activities of $45.3 million during the three months ended January 31, 2021. We have taken and continue to take actions to help preserve cash, increase liquidity, and strengthen our financial position, including:
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
As a result of the actions taken above, we were able to strengthen our cash flow during the first quarter. As of January 31, 2021, this resulted in a borrowing capacity of $599.4 million, reflecting covenant restrictions, in addition to the cash and cash equivalents amount noted above.
In response to the Pandemic, Congress enacted the CARES Act on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 31, 2020, we deferred approximately $132 million of payroll tax, which the CARES Act requires to be remitted by December 31, 2021 and December 31, 2022 in equal parts. The impact of the income tax provisions was not material. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries.
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
The Pandemic has had a profoundly negative impact on the public health and safety of the global and American public. As a result, the global and U.S. economies continue to experience significant uncertainty. Gross domestic product has demonstrated considerable volatility since the onset of the Pandemic, contracting to a historic and sudden low during 2020. While the unemployment rate has been slightly decreasing since its peak in April

2020, it continues to remain well above pre-Pandemic levels, given the struggling macroeconomic environment. These factors have led to lower demand for some of our services in certain end-markets. At present, the Pandemic is expected to continue impacting global communities and commerce for the foreseeable future.
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
During the first quarter of 2021, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of May 1, 2020 through October 31, 2020. The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed. The Actuarial Review again demonstrated that the changes we have made to our risk management programs continue to positively impact the frequency and severity of claims.
The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the Actuarial Review, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR claims by $14.4 million during the three months ended January 31, 2021; $11.4 million of that amount relates to prior years. During the three months ended January 31, 2020, we decreased our total reserves related to prior year claims by $6.6 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Segment Reporting
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

Key Financial Highlights
•Revenues decreased by $120.5 million, or 7.5%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, primarily due to the impact of Pandemic-related disruptions across our businesses. However, this decrease was partially offset by an increase in work orders, primarily as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M.
•Operating profit increased by $63.9 million during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. This change was primarily associated with the management of direct labor and related personnel costs during the Pandemic and an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I and T&M). These benefits were partially offset by account compression resulting from Pandemic-related disruptions in certain markets.
•Our effective tax rate on income from continuing operations was 26.7% for the three months ended January 31, 2021, as compared to 23.6% for the three months ended January 31, 2020. Our effective tax rate for the three months ended January 31, 2021 was not impacted by any significant discrete items.
•Net cash provided by operating activities was $45.3 million during the three months ended January 31, 2021. This includes the deferred remittance of approximately $31 million of payroll taxes under the CARES Act.
•Dividends of $12.7 million were paid to shareholders and dividends totaling $0.190 per common share were declared during the three months ended January 31, 2021.
•At January 31, 2021, total outstanding borrowings under our Credit Facility were $695.3 million. At January 31, 2021, we had up to $599.4 million of borrowing capacity, reflecting covenant restrictions.

Results of Operations

Consolidated

	Three Months Ended January 31,
($ in millions)	2021	2020	Increase / (Decrease)
Revenues	$1,492.4	$1,612.9	$(120.5)	(7.5)%
Operating expenses	1,249.4	1,433.7	(184.3)	(12.9)%
Gross margin	16.3%	11.1%	518 bps
Selling, general and administrative expenses	122.6	117.6	5.0	4.2%
Restructuring and related expenses	—	3.1	(3.1)	NM*
Amortization of intangible assets	10.8	12.6	(1.8)	(14.7)%
Operating profit	109.7	45.8	63.9	NM*
Income from unconsolidated affiliates	0.6	0.9	(0.3)	(32.1)%
Interest expense	(8.5)	(10.2)	1.7	16.9%
Income from continuing operations before income taxes	101.9	36.5	65.4	NM*
Income tax provision	(27.2)	(8.6)	(18.6)	NM*
Income from continuing operations	74.6	27.9	46.7	NM*
Income from discontinued operations, net of taxes	—	0.1	(0.1)	NM*
Net income	74.6	28.0	46.6	NM*
Other comprehensive income (loss)
Interest rate swaps	1.2	(1.1)	2.3	NM*
Foreign currency translation and other	4.0	0.4	3.6	NM*
Income tax (provision) benefit	(0.4)	0.3	(0.7)	NM*
Comprehensive income	$79.5	$27.6	$51.9	NM*
*Not meaningful
Three Months Ended January 31, 2021 Compared with the Three Months Ended January 31, 2020
Revenues
Revenues decreased by $120.5 million, or 7.5%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. This decrease was primarily due to the impact of Pandemic-related disruptions across our businesses. However, this decrease was partially offset by an increase in work orders, primarily as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M.
Operating Expenses
Operating expenses decreased by $184.3 million, or 12.9%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Gross margin increased by 518 bps to 16.3% in the three months ended January 31, 2021 from 11.1% in the three months ended January 31, 2020. The increase in gross margin was primarily associated with the management of direct labor and related personnel costs during the Pandemic and an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I and T&M). The increase in gross margin was also driven by self-insurance reserve adjustments. These benefits were partially offset by account compression resulting from Pandemic-related disruptions in certain markets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.0 million, or 4.2%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The increase in selling, general and administrative expenses was primarily attributable to:
•a $2.2 million increase in certain technology projects and related support;

•a $1.5 million increase related to investments in EnhancedClean; and
•a $0.6 million increase in bad debt expense primarily associated with higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $3.1 million during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The decrease was due to expenses incurred in the prior year related to our ongoing technology initiatives. By the end of 2020, we substantially completed the restructuring program. The remaining technology-based modernization efforts including system integration will be part of a new technology transformation project going forward.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.8 million, or 14.7%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The decrease was due to a lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Interest Expense
Interest expense decreased by $1.7 million, or 16.9%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, primarily due to lower relative interest rates in the current year and lower outstanding borrowing under our credit facility.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended January 31, 2021, and January 31, 2020, were 26.7% and 23.6%, respectively, resulting in provisions for taxes of $27.2 million and $8.6 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by increased income in 2021. Our effective tax rates for these periods were not impacted by any significant discrete items.
Interest Rate Swaps
We had a gain of $1.2 million on interest rate swaps during the three months ended January 31, 2021, as compared to a loss of $1.1 million during the three months ended January 31, 2020, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
Foreign currency translation gain increased by $3.6 million during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
($ in millions)	2021	2020	Increase / (Decrease)
Revenues
Business & Industry	$809.4	$820.9	$(11.5)	(1.4)%
Technology & Manufacturing	249.2	233.9	15.3	6.5%
Education	209.4	208.0	1.4	0.7%
Aviation	143.1	238.7	(95.6)	(40.0)%
Technical Solutions	113.4	142.0	(28.6)	(20.2)%
Elimination of inter-segment revenues	(32.1)	(30.6)	(1.5)	(4.8)%
	$1,492.4	$1,612.9	$(120.5)	(7.5)%
Operating profit (loss)
Business & Industry	$85.7	$38.2	$47.5	NM*
Operating profit margin	10.6%	4.7%	593 bps
Technology & Manufacturing	26.9	16.7	10.2	61.3%
Operating profit margin	10.8%	7.1%	366 bps
Education	21.5	11.2	10.3	91.3%
Operating profit margin	10.2%	5.4%	485 bps
Aviation	3.2	5.6	(2.4)	(42.9)%
Operating profit margin	2.2%	2.3%	(11) bps
Technical Solutions	6.0	8.3	(2.3)	(27.7)%
Operating profit margin	5.3%	5.9%	(56) bps
Government Services	(0.1)	—	(0.1)	NM*
Operating profit margin	NM*	NM*	NM*
Corporate	(32.6)	(33.3)	0.7	2.1%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.6)	(0.9)	0.3	32.1%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.2)	—	(0.2)	NM*
	$109.7	$45.8	$63.9	NM*
*Not meaningful
Three Months Ended January 31, 2021 Compared with the Three Months Ended January 31, 2020

Business & Industry
	Three Months Ended January 31,
($ in millions)	2021	2020	(Decrease) / Increase
Revenues	$809.4	$820.9	$(11.5)	(1.4)%
Operating profit	85.7	38.2	47.5	NM*
Operating profit margin	10.6%	4.7%	593 bps
*Not meaningful
B&I revenues decreased by $11.5 million, or 1.4%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The decrease was primarily attributable to account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses. The decrease was partially offset by the targeted expansion of certain key clients, new business, and an increase in work orders (primarily as a result of the Pandemic). Management reimbursement revenues for this segment totaled $43.4 million and $73.7 million for the three months ended January 31, 2021 and 2020, respectively.

Operating profit increased by $47.5 million during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Operating profit margin increased by 593 bps to 10.6% in the three months ended January 31, 2021, from 4.7% in the three months ended January 31, 2020. The increase in operating profit margin was primarily associated with an increase in work orders, which have higher margins. Additionally, the increase in operating profit margin was impacted by higher margins on certain accounts in both our U.S. and U.K. businesses, driven by the management of direct labor and related personnel costs during the Pandemic. The increase was partially offset by account compression resulting from Pandemic-related disruptions in certain markets.

Technology & Manufacturing
	Three Months Ended January 31,
($ in millions)	2021	2020	Increase
Revenues	$249.2	$233.9	$15.3	6.5%
Operating profit	26.9	16.7	10.2	61.3%
Operating profit margin	10.8%	7.1%	366 bps
T&M revenues increased by $15.3 million, or 6.5%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic) and new business. This increase was partially offset by the compression of certain accounts, mainly resulting from Pandemic-related disruptions.
Operating profit increased by $10.2 million, or 61.3%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Operating profit margin increased by 366 bps to 10.8% in the three months ended January 31, 2021, from 7.1% in the three months ended January 31, 2020. The increase in operating profit margin was primarily attributable to higher margins on work orders, the management of direct labor and related personnel costs during the Pandemic, and lower reserves established for client receivables.

Education
	Three Months Ended January 31,
($ in millions)	2021	2020	Increase
Revenues	$209.4	$208.0	$1.4	0.7%
Operating profit	21.5	11.2	10.3	91.3%
Operating profit margin	10.2%	5.4%	485 bps
Education revenues increased by $1.4 million, or 0.7%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic).
Operating profit increased by $10.3 million, or 91.3% during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Operating profit margin increased by 485 bps to 10.2% in the three months ended January 31, 2021, from 5.4% in the three months ended January 31, 2020. The increase in operating margin was primarily attributable to the management of direct labor and related personnel costs during Pandemic-related school closures, an increase in work orders with higher margins as a result of the Pandemic, and lower amortization of intangible assets. This increase was partially offset by higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic.

Aviation
	Three Months Ended January 31,
($ in millions)	2021	2020	Decrease
Revenues	$143.1	$238.7	$(95.6)	(40.0)%
Operating profit	3.2	5.6	(2.4)	(42.9)%
Operating margin	2.2%	2.3%	(11) bps
Aviation revenues decreased by $95.6 million, or 40.0%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted janitorial, cabin cleaning, transportation, parking, passenger services, and catering accounts.

The decrease was partially offset by Pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $13.7 million and $25.9 million for the three months ended January 31, 2021 and 2020, respectively.
Operating profit decreased by $2.4 million, or 42.9%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Operating profit margin decreased by 11 bps to 2.2% in the three months ended January 31, 2021, from 2.3% in the three months ended January 31, 2020. The decrease was primarily attributable to Pandemic-related volume reductions and higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. The decrease was partially offset by the management of direct labor and related personnel costs during the Pandemic and by an increase in Pandemic-related cleaning services with higher margins.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2021	2020	Decrease
Revenues	$113.4	$142.0	$(28.6)	(20.2)%
Operating profit	6.0	8.3	(2.3)	(27.7)%
Operating profit margin	5.3%	5.9%	(56) bps
Technical Solutions revenues decreased by $28.6 million, or 20.2%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. This decrease was primarily attributable to a slower than expected ability to convert our active projects, otherwise defined as churn rate, due to regional access restrictions in our U.S. business resulting from the Pandemic.
Operating profit decreased by $2.3 million, or 27.7%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Operating profit margin decreased by 56 bps to 5.3% in the three months ended January 31, 2021, from 5.9% in the three months ended January 31, 2020. The decrease in operating profit margin was primarily attributable to revenue compression resulting from Pandemic-related disruptions and higher reserves established for client receivables mainly associated with increasing credit risk resulting from the Pandemic. The decrease was partially offset by the management of project related expenses.

Corporate
	Three Months Ended January 31,
($ in millions)	2021	2020	Decrease
Corporate expenses	$32.6	$33.3	$(0.7)	(2.1)%
Corporate expenses decreased by $0.7 million, or 2.1%, during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The decrease in corporate expenses was primarily attributable to:
•a $4.8 million decrease in self-insurance reserves related to prior year claims as a result of the Actuarial Review completed in the three months ended January 31, 2021; and
•a $3.1 million decrease in restructuring and related expenses due to expenses incurred in the prior year related to our technology initiatives.
This decrease was partially offset by:
•a $4.6 million increase in compensation and related expenses; and
•a $2.2 million increase in certain technology projects and related support.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, share repurchases, and strategic initiatives, including technology transformation. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we will continue to rely on our Credit Facility for any long-term funding not provided by operating cash flows.
We believe that the Pandemic has had, and will likely continue to have, an adverse impact on our consolidated financial position, results of operations, and cash flows. Since we cannot predict the duration or scope of the Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal 2021 or in the future. It is also possible that our accounts receivable cash collections will be adversely impacted by our clients’ Pandemic related challenges.
We have taken and continue to take certain steps to preserve liquidity. We have also actively managed direct labor and related personnel costs, including: imposing furloughs or reduced hours for certain frontline employees in markets significantly impacted by business slowdowns and shutdowns; managing our operating expenditures and certain selling, general and administrative expenses; and suspending share repurchases under our share repurchase program. In addition, we continue focusing on collection of customer receivables, monitoring the adequacy of our reserves, and extending vendor payment terms where possible. We evaluated the business tax provisions of the CARES Act and have deferred remittance of approximately $132 million of payroll tax through December 31, 2020, which the CARES Act requires to be remitted by December 31, 2021 and December 31, 2022 in equal parts.
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
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which are scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. The Credit Facility also provides for the issuance of up to $300.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. To further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic, we amended our Credit Facility on May 28, 2020.
The Amendment also modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio (allowing for up to $100 million in cash and cash equivalents to be excluded from the calculation of total indebtedness) that varies on a quarterly basis and adjusted to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants. At January 31, 2021, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three months ended January 31, 2021, we made principal payments of $30.0 million under the term loan. At January 31, 2021, the total outstanding borrowings under our Credit Facility in the form of cash borrowings and standby letters of credit were $695.3 million. At January 31, 2021, we had up to $599.4 million of borrowing capacity, reflecting covenant restrictions.
In July 2017, the U.K. Financial Conduct Authority, the regulator of LIBOR, indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021. This announcement signaled that the calculation of LIBOR and its continued use could not be guaranteed after 2021. A change away from LIBOR after 2021 may impact our Credit Facility and interest rate swaps. Our current credit agreement as well as our International Swaps and Derivatives Association, Inc. agreement provide for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards. On March 5, 2021, the U.K. Financial Conduct Authority confirmed that certain key LIBOR settings will cease as of December 31, 2021, and June 30, 2023. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time.
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
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. Due to the market and business conditions arising from the Pandemic, we have suspended further repurchases of our common stock since March 2020. At January 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
Cash Flows
In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Net cash provided by operating activities of continuing operations was $45.3 million, which includes the deferral of approximately $31 million of payroll tax under the CARES Act, during the three months ended January 31, 2021. Operating cash flows primarily depend on: revenue levels; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; and the timing and amount of payments on insurance claims and legal settlements.

	Three Months Ended January 31,
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$45.3	$(34.3)
Net cash used in investing activities	(5.2)	(2.3)
Net cash (used in) provided by financing activities	(57.8)	48.4
Operating Activities
Net cash provided by operating activities was $45.3 million during the three months ended January 31, 2021, as compared to net cash used in operating activities of $34.3 million during the three months ended

January 31, 2020. This change was primarily related to the timing of client receivable collections and vendor payments and partially due to deferred remittance of approximately $31 million of payroll taxes under the CARES Act.
Investing Activities
Net cash used in investing activities increased by $2.9 million during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. This increase was primarily related to the absence of proceeds from the redemption of an auction rate security, partially offset by lower additions to property, plant and equipment in the current year.
Financing Activities
Net cash used in financing activities was $57.8 million during the three months ended January 31, 2021, as compared to net cash provided by financing activities of $48.4 million during the three months ended January 31, 2020. The change was primarily related to higher net repayments on borrowings in the current year.

Contingencies

We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At January 31, 2021, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $13.8 million.
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
For additional information about our contingencies, see Note 8, “Commitments and Contingencies,” in the Financial Statements.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2020.
Recently Issued Accounting Pronouncements

Accounting Standard Update(s)	Topic	Summary	Effective Date/ Method of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	This ASU, issued in January 2021, clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848.

We are currently evaluating the impact of implementing this guidance on our financial statements.
This ASU was effective upon issuance and can be applied to hedging relationships retrospectively or prospectively no later than December 31, 2022.
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	This update can be adopted prospectively no later than December 1, 2022, with early adoption permitted.
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	This ASU, issued in January 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The new guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	November 1, 2021 This update will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2021 The amendments have differing adoption methods including retrospectively, prospectively, and/or on a modified retrospective basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES.
a. Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our human resources information systems, ERP system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2021 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the first quarter of 2021. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 8, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2020 in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. Due to the market and business conditions arising from the Pandemic, we have suspended further repurchases of our common stock since March 2020. At January 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
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

ABM Industries Incorporated

March 10, 2021	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 10, 2021	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)