Form 10-Q
period 2021-04-30
ABM INDUSTRIES INC /DE/
filed 2021-06-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 8, 2021: 67,131,306

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$435.7	$394.2
Trade accounts receivable, net of allowances of $34.7 and $35.5 at April 30, 2021 and October 31, 2020, respectively	878.4	854.2
Costs incurred in excess of amounts billed	37.7	52.2
Prepaid expenses	88.8	85.4
Other current assets	58.5	55.9
Total current assets	1,499.0	1,441.9
Other investments	12.4	11.1
Property, plant and equipment, net of accumulated depreciation of $260.0 and $241.3 at April 30, 2021 and October 31, 2020, respectively	124.3	133.7
Right-of-use assets	131.9	143.1
Other intangible assets, net of accumulated amortization of $365.9 and $343.8 at April 30, 2021 and October 31, 2020, respectively	218.3	239.7
Goodwill	1,675.5	1,671.4
Deferred income tax asset, net	11.5	—
Other noncurrent assets	119.2	136.1
Total assets	$3,792.0	$3,776.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$117.0	$116.7
Trade accounts payable	222.9	273.3
Accrued compensation	169.9	187.6
Accrued taxes—other than income	104.9	45.5
Insurance claims	157.6	155.2
Income taxes payable	17.4	6.2
Current portion of lease liabilities	33.3	35.0
Other accrued liabilities	241.3	167.3
Total current liabilities	1,064.4	986.9
Long-term debt, net	524.2	603.0
Long-term lease liabilities	121.4	131.4
Deferred income tax liability, net	—	10.8
Noncurrent insurance claims	361.5	366.3
Other noncurrent liabilities	110.5	168.1
Noncurrent income taxes payable	10.2	10.1
Total liabilities	2,192.2	2,276.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,120,439 and 66,748,157 shares issued and outstanding at April 30, 2021 and October 31, 2020, respectively	0.7	0.7
Additional paid-in capital	737.1	724.1
Accumulated other comprehensive loss, net of taxes	(23.6)	(30.8)
Retained earnings	885.6	806.4
Total stockholders’ equity	1,599.8	1,500.3
Total liabilities and stockholders’ equity	$3,792.0	$3,776.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues	$1,497.4	$1,496.0	$2,989.8	$3,109.0
Operating expenses	1,274.5	1,306.1	2,523.8	2,739.9
Selling, general and administrative expenses	161.9	119.4	284.5	237.0
Restructuring and related expenses	—	1.8	—	5.0
Amortization of intangible assets	10.7	12.5	21.5	25.1
Impairment loss	—	172.8	—	172.8
Operating profit (loss)	50.3	(116.7)	160.1	(70.8)
Income from unconsolidated affiliates	0.2	0.9	0.8	1.8
Interest expense	(7.8)	(10.5)	(16.3)	(20.7)
Income (loss) from continuing operations before income taxes	42.8	(126.2)	144.6	(89.7)
Income tax provision	(11.7)	(10.6)	(38.9)	(19.2)
Income (loss) from continuing operations	31.1	(136.8)	105.7	(108.9)
Income from discontinued operations, net of taxes	—	—	—	0.1
Net income (loss)	31.1	(136.8)	105.7	(108.8)
Other comprehensive income (loss)
Interest rate swaps	1.6	(8.7)	2.8	(9.9)
Foreign currency translation and other	1.2	(4.2)	5.2	(3.8)
Income tax (provision) benefit	(0.4)	2.4	(0.8)	2.7
Comprehensive income (loss)	$33.4	$(147.3)	$112.9	$(119.8)
Net income (loss) per common share — Basic
Income (loss) from continuing operations	$0.46	$(2.05)	$1.57	$(1.63)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.46	$(2.05)	$1.57	$(1.63)
Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.46	$(2.05)	$1.56	$(1.63)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.46	$(2.05)	$1.56	$(1.63)
Weighted-average common and common equivalent shares outstanding
Basic	67.3	66.9	67.2	66.9
Diluted	67.8	66.9	67.7	66.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2021		2020		2021		2020
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	67.1	$0.7	66.8	$0.7	$66.7	$0.7	$66.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.4	—	0.2	—
Repurchase of common stock	—	—	(0.2)	—	—	—	(0.2)	—
Balance, end of period	67.1	0.7	66.6	0.7	67.1	0.7	66.6	0.7
Additional Paid-in Capital
Balance, beginning of period		726.9		711.8		724.1		708.9
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.1		1.1		(4.6)		(0.9)
Share-based compensation expense (reversal)		9.1		(0.7)		17.6		4.2
Repurchase of common stock		—		(5.1)		—		(5.1)
Balance, end of period		737.1		707.1		737.1		707.1
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(25.9)		(24.3)		(30.8)		(23.9)
Other comprehensive income (loss)		2.3		(10.5)		7.2		(11.0)
Balance, end of period		(23.6)		(34.9)		(23.6)		(34.9)
Retained Earnings
Balance, beginning of period		867.5		871.6		806.4		856.3
Net income (loss)		31.1		(136.8)		105.7		(108.8)
Dividends
Common stock ($0.190, $0.185, $0.380, and $0.370 per share)		(12.7)		(12.3)		(25.4)		(24.6)
Stock issued under share-based compensation plans		(0.2)		(0.1)		(1.0)		(0.5)
Balance, end of period		885.6		722.3		885.6		722.3
Total Stockholders’ Equity		$1,599.8		$1,395.2		$1,599.8		$1,395.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$105.7	$(108.8)
Income from discontinued operations, net of taxes	—	(0.1)
Income (loss) from continuing operations	105.7	(108.9)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	44.3	49.1
Impairment loss	—	172.8
Deferred income taxes	(23.0)	(12.7)
Share-based compensation expense	17.6	4.2
Provision for bad debt	1.2	10.6
Amortization of accumulated other comprehensive gain on interest rate swaps	(3.2)	(3.4)
Discount accretion on insurance claims	—	0.4
Loss on sale of assets	1.1	0.4
Income from unconsolidated affiliates	(0.8)	(1.8)
Distributions from unconsolidated affiliates	—	0.1
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(10.9)	55.2
Prepaid expenses and other current assets	(5.8)	(12.8)
Right-of-use assets	11.2	8.7
Other noncurrent assets	15.2	(3.8)
Trade accounts payable and other accrued liabilities	55.3	(74.6)
Long-term lease liabilities	(10.0)	(9.4)
Insurance claims	(2.4)	17.7
Income taxes payable	11.5	25.1
Other noncurrent liabilities	(36.0)	11.1
Total adjustments	65.5	236.8
Net cash provided by operating activities of continuing operations	171.2	127.8
Net cash provided by operating activities of discontinued operations	—	0.1
Net cash provided by operating activities	171.2	128.0
Cash flows from investing activities
Additions to property, plant and equipment	(14.9)	(19.1)
Proceeds from sale of assets	1.5	4.8
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities	(13.4)	(9.3)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(5.6)	(1.4)
Repurchases of common stock	—	(5.1)
Dividends paid	(25.4)	(24.6)
Borrowings from credit facility	2.6	1,048.3
Repayment of borrowings from credit facility	(82.8)	(658.1)
Changes in book cash overdrafts	(13.3)	18.2
Financing of energy savings performance contracts	7.5	1.1
Repayment of finance lease obligations	(1.5)	(1.5)
Net cash (used in) provided by financing activities	(118.5)	376.8
Effect of exchange rate changes on cash and cash equivalents	2.2	2.0
Net increase in cash and cash equivalents	41.5	497.5
Cash and cash equivalents at beginning of year	394.2	58.5
Cash and cash equivalents at end of period	$435.7	$555.9
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
Impact of the Pandemic
COVID-19 has resulted in a worldwide health Pandemic. To date, the Pandemic has surfaced in regions all around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. In these Financial Statements, we have assessed the current impact of the Pandemic on our financial condition, results of operations, and cash flows as well as on our estimates, forecasts, and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, we cannot reasonably estimate the full impact the Pandemic will have on our financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the Pandemic on our company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the Pandemic subsides.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Business & Industry	$43.2	$61.7	$86.6	$135.4
Aviation	12.9	20.7	26.5	46.6
Total	$56.1	$82.4	$113.1	$182.0
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

	Three Months Ended April 30, 2021						Six Months Ended April 30, 2021
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$644.4	$197.3	$187.6	$29.1	$—	$1,058.4	$1,291.3	$394.2	$372.4	$58.2	$—	$2,116.1
Parking(2)	68.3	10.0	0.2	61.9	—	140.5	137.3	21.7	0.4	117.3	—	276.7
Facility Services(3)	83.4	39.0	26.3	6.8	—	155.5	176.8	79.6	50.8	13.7	—	320.9
Building & Energy Solutions(4)	—	—	—	—	125.5	125.5	—	—	—	—	238.8	238.8
Airline Services(5)	0.1	—	—	50.5	—	50.6	0.2	—	—	102.2	—	102.5
	$796.2	$246.3	$214.2	$148.3	$125.5	$1,530.5	$1,605.6	$495.5	$423.6	$291.5	$238.8	$3,055.0
Elimination of inter-segment revenues						(33.1)						(65.2)
Total						$1,497.4						$2,989.8

	Three Months Ended April 30, 2020						Six Months Ended April 30, 2020
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$597.0	$190.3	$177.5	$31.9	$—	$996.7	$1,190.5	$376.0	$363.7	$66.7	$—	$1,996.9
Parking(2)	97.1	7.4	0.6	71.3	—	176.4	222.9	15.5	1.4	156.3	—	396.1
Facility Services(3)	91.3	35.9	22.0	7.9	—	157.1	192.8	76.1	43.0	18.5	—	330.3
Building & Energy Solutions(4)	—	—	—	—	122.3	122.3	—	—	—	—	264.3	264.3
Airline Services(5)	0.1	—	—	73.7	—	73.8	0.3	—	—	182.0	—	182.3
	$785.6	$233.7	$200.1	$184.7	$122.3	$1,526.4	$1,606.5	$467.6	$408.0	$423.5	$264.3	$3,170.0
Elimination of inter-segment revenues						(30.4)						(61.0)
Total						$1,496.0						$3,109.0
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
Remaining Performance Obligations
At April 30, 2021, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $282.4 million. We expect to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2021	October 31, 2020
Contract assets
Billed trade receivables(1)	$812.5	$835.8
Unbilled trade receivables(1)	100.6	53.9
Costs incurred in excess of amounts billed(2)	37.7	52.2
Capitalized commissions(3)	27.2	25.2
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the six months ended April 30, 2021, we capitalized $8.6 million of new costs and amortized $6.6 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2021
Contract liabilities(1)
Balance at beginning of period	$36.4
Additional contract liabilities	72.2
Recognition of deferred revenue	(61.0)
Balance at end of period	$47.6
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

4. NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted Net Income (Loss) Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations	$31.1	$(136.8)	$105.7	$(108.9)
Income from discontinued operations, net of taxes	—	—	—	0.1
Net income (loss)	$31.1	$(136.8)	$105.7	$(108.8)

Weighted-average common and common equivalent shares outstanding — Basic	67.3	66.9	67.2	66.9
Effect of dilutive securities(1)
Restricted stock units	0.4	—	0.3	—
Performance shares	—	—	0.1	—
Weighted-average common and common equivalent shares outstanding — Diluted	67.8	66.9	67.7	66.9

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$0.46	$(2.05)	$1.57	$(1.63)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.46	$(2.05)	$1.57	$(1.63)

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.46	$(2.05)	$1.56	$(1.63)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.46	$(2.05)	$1.56	$(1.63)
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Anti-dilutive	—	0.8	0.1	0.6

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2021	October 31, 2020
Cash and cash equivalents(1)	1	$435.7	$394.2
Insurance deposits(2)	1	0.7	0.7
Assets held in funded deferred compensation plan(3)	1	2.9	2.6
Credit facility(4)	2	645.1	725.3
Interest rate swap liabilities(5)	2	9.5	15.5
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At April 30, 2021 and October 31, 2020, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 7, “Credit Facility,” for further information.
The Company does not currently have any financial assets or liabilities recorded at fair value using Level 3 inputs, and there were no transfers to or from Level 3 financial assets or liabilities during the six months ended April 30, 2021.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis. These assets can include: goodwill; intangible assets; property, plant and equipment; lease-related ROU assets; and long-lived assets that have been reduced to fair value when they are held for sale. If certain triggering events occur, or if an annual impairment test is required, we would evaluate these non-financial assets for impairment. If an impairment were to occur, then the asset would be recorded at the estimated fair value, using primarily unobservable Level 3 inputs.
We did not identify impairment to such non-financial assets for the three and six months ended April 30, 2021. During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event and recognized impairment of goodwill and intangible assets, as further described below.
Goodwill
During the second quarter of 2020, we recognized a non-cash impairment charge totaling $163.8 million in three goodwill reporting units ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business) as part of an interim impairment test performed as a result of a triggering event arising from the Pandemic. The fair values of the goodwill reporting units were determined using a combination of the market approach and income approach. The market approach estimates the fair value of a reporting unit by using market comparables for reasonably similar public companies and a control premium. The income approach estimates fair value of a reporting unit by using discounted cash flows that included significant management assumptions, such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and operating conditions. The impairment charge is included in “Impairment loss” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2020 and is not tax deductible.
Intangible Assets
During the second quarter of 2020 and in connection with the goodwill triggering event previously mentioned, we recognized net impairment charges of $5.6 million related to Aviation (consisting of a $13.8 million reduction in the gross carrying amount of the underlying customer relationships less $8.2 million of accumulated amortization) and $3.4 million related to our U.K. Technical Solutions business (consisting of an $8.7 million reduction in the gross carrying amount of the underlying customer relationships less $5.3 million of accumulated amortization). The fair value of customer contracts and relationships was determined based on discounted cash flows associated with the customer relationships that included significant management assumptions, including expected proceeds. These impairment charges are included in “Impairment loss” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2020.

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
Actuarial Review and Interim Update Performed During 2021
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
During the second quarter of 2021, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2020 through January 31, 2021 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).

Based on the results of the Actuarial Review and Interim Update at April 30, 2021, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $17.4 million during the six months ended April 30, 2021; $11.4 million of that amount relates to prior years. During the six months ended April 30, 2020, we decreased our total reserves related to prior year claims by $6.6 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity

(in millions)	April 30, 2021	October 31, 2020
Insurance claim reserves, excluding medical and dental	$501.3	$504.9
Medical and dental claim reserves	17.8	16.6
Insurance recoverables	70.2	70.1
At April 30, 2021 and October 31, 2020, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2021	October 31, 2020
Standby letters of credit	$139.6	$143.6
Surety bonds	85.4	82.6
Restricted insurance deposits	0.7	0.7
Total	$225.7	$226.9

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
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio that varies on a quarterly basis and adjusts to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants. At April 30, 2021, we were in compliance with these covenants.
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
Subsequent to the Amendment, borrowings under the Credit Facility bear interest at a rate equal to 1-month LIBOR plus a spread that is based upon our total leverage ratio. The spread ranges from 1.00% to 2.75% for revolving Eurocurrency loans and 0.00% to 1.75% for revolving base rate loans. At April 30, 2021, the weighted average interest rate on our outstanding borrowings was 2.12%. We are also charged a commitment fee, which is paid quarterly in arrears and is based on our total leverage ratio, that ranges from 0.200% to 0.450% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the revolving line of credit.
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
Credit Facility Information

(in millions)	April 30, 2021	October 31, 2020
Current portion of long-term debt
Gross term loan	$120.0	$120.0
Unamortized deferred financing costs	(3.0)	(3.3)
Current portion of term loan	$117.0	$116.7

Long-term debt
Gross term loan	$500.0	$560.0
Unamortized deferred financing costs	(0.9)	(2.3)
Total noncurrent portion of term loan	499.1	557.7
Revolving line of credit(1)(2)	25.1	45.3
Long-term debt	$524.2	$603.0
(1) Standby letters of credit amounted to $149.2 million at April 30, 2021.
(2) At April 30, 2021, we had borrowing capacity of $622.1 million, reflecting covenant restrictions.
Term Loan Maturities
During the three and six months ended April 30, 2021, we made principal payments under the term loan of $30.0 million and $60.0 million, respectively. As of April 30, 2021, the following principal payments are required under the term loan.

(in millions)	2021	2022
Debt maturities	$60.0	$560.0
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
At April 30, 2021 and October 31, 2020, amounts recorded in AOCL for interest rate swaps were a loss of $1.3 million, net of taxes of $0.1 million, and a loss of $3.3 million, net of taxes of $0.9 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the term of our Credit Facility. During the three and six months ended April 30, 2021, we amortized $1.2 million, net of taxes of $0.4 million, and $2.3 million, net of taxes of $0.9 million, respectively, of this gain to interest expense. During the three and six months ended April 30, 2020, we amortized $1.2 million, net of taxes of $0.5 million, and $2.4 million, net of taxes of $0.9 million, respectively. At April 30, 2021, the total amount expected to be reclassified from AOCL to earnings during the next twelve months is a loss of $1.6 million, net of a tax benefit of $0.4 million.

8. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2021, these letters of credit and surety bonds totaled $149.2 million and $600.7 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2021, total guarantees were $206.5 million and extend through 2041. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2021, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $14.6 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $8 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. The amounts above do not include any accrual or loss estimates with respect to the Bucio case, which are detailed below.

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
On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002 and April 30, 2013, on claims based on alleged previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the trial court held that the discovery related to PAGA claims allegedly arising after April 30, 2013 would be stayed until after the class and PAGA claims accruing prior to April 30, 2013 had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. On October 17, 2019, the plaintiffs filed a motion asking the trial court to certify additional classes based on an alleged failure to maintain time records, an alleged failure to provide accurate wage statements, and an alleged practice of combining meal and rest breaks. The trial court denied the plaintiffs’ motion to certify additional classes on December 26, 2019. The case was re-assigned to a new judge on January 6, 2020. ABM filed motions for summary adjudication as to certain of plaintiffs’ class claims, and the trial court denied those motions in November 2020. The parties engaged in another mediation in January 2021, which did not result in a settlement of the case. Plaintiffs filed motions for summary adjudication and/or summary judgment on some claims in December 2020.
In February and March 2021, the parties engaged in expert discovery which provided detailed information regarding the plaintiffs’ damage calculations on the class claims. On February 25, 2021, the California Supreme Court issued an opinion in Donohue v. AMN Services, which addresses the standard for adjudicating meal period claims under California law and we believe is supportive of ABM’s legal position in the Bucio case. On May 5, 2021, the trial court denied all of the plaintiffs’ December 2020 motions for summary adjudication and/or summary judgment and the case was assigned to a new judge. On May 5, 2021, the trial court ordered the parties to attend a mandatory settlement conference before a separate judge on June 11, 2021. The Company filed a motion to decertify the classes on May 24, 2021, which is set for a hearing on June 28, 2021. The current trial date is July 12, 2021.

The Company denies that it has liability to the plaintiffs in this case and we believe we have strong legal arguments as to liability, damages, and to decertification of the classes. However, to the extent trial proceeds, and the plaintiffs are successful on all certified class claims, ABM estimates that, based on the plaintiffs’ theories and damages model (with which the Company does not agree), the class claims damages award could range up to $160 million. That said, if plaintiffs’ most aggressive damages models and theories are credited, the class damages award could be significantly in excess of $160 million. The PAGA claims and the plaintiffs’ claim for attorneys’ fees are not currently estimable, but an award of penalties under PAGA could be material as the statute provides for penalties per class member per pay period in which a violation of the California Labor Code has been proven, and Plaintiffs are seeking multiple PAGA penalties per class member per pay period. There is a wide range of potential exposure in this case in the event of an adverse verdict. Based on the expert discovery described above, the recent court rulings, and the range of potential exposure, the Company recorded a reserve of $30 million for the quarter. ended April 30, 2021.
As noted previously, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded reserve of $30 million for the quarter ended April 30, 2021 is based on a host of factors, considerations, and judgments, and the ultimate resolution of this matter could result in a loss in excess of the recorded reserve. Whether the ultimate resolution results in a loss in excess of the reserve already recorded will depend on many factors, including (but not limited to) settlement discussions, the unpredictable nature of juries, and court rulings. While we believe we have strong defenses to the claims in this proceeding and will continue to vigorously defend ourselves, there can be no assurance that the final resolution of this matter will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

9. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2021, we had effective tax rates of 27.3% and 26.9%, respectively, resulting in provisions for taxes of $11.7 million and $38.9 million, respectively. During the three and six months ended April 30, 2020, we had effective tax rates of (8.4)% and (21.4)%, respectively, resulting in provisions for taxes of $10.6 million and $19.2 million, respectively. The effective tax rate for the three and six months ended April 30, 2020, excluding an impairment loss of non-deductible goodwill of $163.8 million, was 28.1% and 25.9% respectively. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by increased income in 2021.
Our effective tax rate for the three months ended April 30, 2021 was not impacted by any significant discrete items. Our effective tax rate for the three months ended April 30, 2020 was impacted by an impairment loss of non-deductible goodwill as described in Note 5.
Our effective tax rate for the six months ended April 30, 2021 was not impacted by any significant discrete items. Our effective tax rate for the six months ended April 30, 2020 was impacted by an impairment loss of non-deductible goodwill as described in Note 5 and a $1.5 million tax provision related to the Work Opportunity Tax Credit (“WOTC”).
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 31, 2020, we deferred approximately $132 million of payroll tax, which the CARES Act requires to be remitted in equal parts by December 31, 2021 and December 31, 2022. The impact of the income tax provisions was not material.
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

T&M	T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Revenues
Business & Industry	$796.2	$785.6	$1,605.6	$1,606.5
Technology & Manufacturing	246.3	233.7	495.5	467.6
Education	214.2	200.1	423.6	408.0
Aviation	148.3	184.7	291.5	423.5
Technical Solutions	125.5	122.3	238.8	264.3
Elimination of inter-segment revenues	(33.1)	(30.4)	(65.2)	(61.0)
	$1,497.4	$1,496.0	$2,989.8	$3,109.0
Operating profit (loss)
Business & Industry	$85.3	$59.2	$171.0	$97.4
Technology & Manufacturing	26.9	19.7	53.8	36.3
Education(1)	13.6	(85.8)	35.0	(74.6)
Aviation(2)	5.8	(60.5)	9.0	(54.9)
Technical Solutions(3)	10.2	(8.4)	16.3	(0.1)
Government Services	—	—	(0.1)	—
Corporate	(90.8)	(39.5)	(123.4)	(72.8)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.2)	(0.9)	(0.8)	(1.8)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	(0.4)	(0.6)	(0.4)
	50.3	(116.7)	160.1	(70.8)
Income from unconsolidated affiliates	0.2	0.9	0.8	1.8
Interest expense	(7.8)	(10.5)	(16.3)	(20.7)
Income (loss) from continuing operations before income taxes	$42.8	$(126.2)	$144.6	$(89.7)
(1) Reflects impairment charges totaling $99.3 million on goodwill during the three and six months ended April 30, 2020.
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

COVID-19 Pandemic
COVID-19 has resulted in a worldwide health Pandemic. To date, COVID-19 has surfaced in regions all around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions. We, along with many of our clients, have been impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups, and, in some areas, to refrain from non-essential movements outside of homes. The Pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the broader economy. These factors have led to lower demand for some of our services in certain end-markets, particularly in our Aviation segment. Refer to “Consolidated Results of Operations” and “Results of Operations by Segment” for additional information related to the impact of the Pandemic on our financial results.
Given the unprecedented and uncertain nature and potential duration of this situation, we cannot reasonably estimate the full extent of the impact the Pandemic will have on our financial condition, results of operations, or cash flows. The ultimate extent of the effects of the Pandemic on our company is highly uncertain and will depend on future developments, and we may continue to experience adverse effects on our business, consolidated results of operations, financial position, and cash flows resulting from a recessionary economic environment that may persist.
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
Client Focus
Over the past few years, we have focused on consolidating purchasing activities to leverage our scale and identify preferred suppliers. While we have seen a reduction in the availability of supplies and an increase in costs, our procurement efforts have helped create a positive supply chain for our company and clients during the Pandemic. We will continue to monitor our supply chain for potential impacts as future developments unfold.
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
Liquidity, Cash Flows, and Financial Position
As of April 30, 2021, we had $435.7 million of cash and cash equivalents, and we had net cash provided by operating activities of $171.2 million during the six months ended April 30, 2021. We have taken and continue to take actions to help preserve cash, increase liquidity, and strengthen our financial position, including:
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
In response to the Pandemic, Congress enacted the CARES Act on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 31, 2020, we deferred approximately $132 million of payroll tax, which the CARES Act requires to be remitted in equal parts by December 31, 2021 and December 31, 2022. The impact of the income tax provisions was not material. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries.
As a result of the actions taken above, we were able to strengthen our cash flow during the second quarter. As of April 30, 2021, this resulted in a borrowing capacity of $622.1 million, reflecting covenant restrictions, in addition to the cash and cash equivalents amount noted above.
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
During the second quarter of 2021, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2020 through January 31, 2021. This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. The Actuarial Review and Interim Update again demonstrated that the changes we have made to our risk management programs continue to positively impact the frequency and severity of claims. Based on the results of the Actuarial Review and Interim Update at April 30, 2021, we decreased our total reserves for known claims as well as our estimate of the loss amounts associated with IBNR claims by $17.4 million during the six months ended April 30, 2021; $11.4 million of that amount relates to prior years. During the six months ended April 30, 2020, we decreased our total reserves related to prior year claims by $6.6 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
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

Key Financial Highlights
•Revenues increased by $1.4 million, or 0.1%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, primarily due to an increase in work orders as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M. However, this increase was offset by Pandemic-related disruptions across our businesses.
•We had an operating profit of $50.3 million during the three months ended April 30, 2021, as compared to an operating loss of $116.7 million during the three months ended April 30, 2020. This change was primarily driven by the absence of impairment charges recorded on goodwill and intangible assets totaling $172.8 million during the three months ended April 30, 2020. This change was also positively impacted by an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I and T&M) and the management of direct labor and related personnel costs during the Pandemic. These benefits were partially offset by account compression resulting from Pandemic-related disruptions in certain markets and increased legal costs and settlements.
•Our effective tax rate on income from continuing operations was 27.3% for the three months ended April 30, 2021, as compared to (8.4)% for the three months ended April 30, 2020. Our effective tax rate for the three months ended April 30, 2020 was impacted by a non-deductible impairment loss of $163.8 million.
•Net cash provided by operating activities was $171.2 million during the six months ended April 30, 2021. This includes the deferred remittance of payroll taxes under the CARES Act.
•Dividends of $25.4 million were paid to shareholders and dividends totaling $0.380 per common share were declared during the six months ended April 30, 2021.
•At April 30, 2021, total outstanding borrowings under our Credit Facility were $645.1 million. At April 30, 2021, we had up to $622.1 million of borrowing capacity, reflecting covenant restrictions.

Results of Operations

Three Months Ended April 30, 2021 Compared with the Three Months Ended April 30, 2020
Consolidated

	Three Months Ended April 30,
(in millions, except per share amounts)	2021	2020	Increase / (Decrease)
Revenues	$1,497.4	$1,496.0	$1.4	0.1%
Operating expenses	1,274.5	1,306.1	(31.6)	(2.4)%
Gross margin	14.9%	12.7%	220 bps
Selling, general and administrative expenses	161.9	119.4	42.5	35.6%
Restructuring and related expenses	—	1.8	(1.8)	NM*
Amortization of intangible assets	10.7	12.5	(1.8)	(14.5)%
Impairment loss	—	172.8	(172.8)	NM*
Operating profit (loss)	50.3	(116.7)	167.0	NM*
Income from unconsolidated affiliates	0.2	0.9	(0.7)	(75.8)%
Interest expense	(7.8)	(10.5)	2.7	25.5%
Income (loss) from continuing operations before income taxes	42.8	(126.2)	169.0	NM*
Income tax provision	(11.7)	(10.6)	(1.1)	10.3%
Income (loss) from continuing operations	31.1	(136.8)	167.9	NM*
Income from discontinued operations, net of taxes	—	—	—	NM*
Net income (loss)	31.1	(136.8)	167.9	NM*
Other comprehensive income (loss)
Interest rate swaps	1.6	(8.7)	10.3	NM*
Foreign currency translation and other	1.2	(4.2)	5.4	NM*
Income tax (provision) benefit	(0.4)	2.4	(2.8)	NM*
Comprehensive income (loss)	$33.4	$(147.3)	$180.7	NM*
*Not meaningful
Revenues
Revenues increased by $1.4 million, or 0.1%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. This increase was primarily due to an increase in work orders as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M. However, this increase was offset by Pandemic-related disruptions across our businesses.
Operating Expenses
Operating expenses decreased by $31.6 million, or 2.4%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Gross margin increased by 220 bps to 14.9% in the three months ended April 30, 2021 from 12.7% in the three months ended April 30, 2020. The increase in gross margin was primarily associated with an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I and T&M) and the management of direct labor and related personnel costs during the Pandemic. The increase in gross margin was also driven by self-insurance reserve adjustments. These benefits were partially offset by account compression resulting from Pandemic-related disruptions in certain markets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $42.5 million, or 35.6%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The increase in selling, general and administrative expenses was primarily attributable to:
•a $32.2 million increase in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case;

•a $14.5 million increase in certain technology projects and other enterprise initiatives, including marketing events; and
•an $11.7 million increase in compensation and related expenses, primarily driven by updated assessments regarding financial performance target achievements in connection with certain performance share awards; during the three months ended April 30, 2020, we recorded a reversal of shared-based compensation expense based upon our then current assessment of probable financial achievements for such awards.
This increase was partially offset by:
•a $9.9 million decrease in bad debt expense, primarily associated with higher reserves established for client receivables in the prior year, due to increasing credit risk resulting from the Pandemic; and
•the absence of a $3.9 million medical and dental insurance expense as a result of an actuarial evaluation performed in the prior year.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $1.8 million during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. We substantially completed the restructuring program by the end of fiscal year 2020.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.8 million, or 14.5%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The decrease was due to a lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During the three months ended April 30, 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic. We did not record any impairment charges to goodwill or intangible assets for the three months ended April 30, 2021.
Interest Expense
Interest expense decreased by $2.7 million, or 25.5%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, primarily due to lower relative interest rates in the current year and lower outstanding borrowings under our credit facility.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended April 30, 2021 and April 30, 2020 were 27.3% and (8.4)%, respectively, resulting in provisions for taxes of $11.7 million and $10.6 million, respectively. The effective tax rate for the three months ended April 30, 2020, excluding a nondeductible impairment loss of $163.8 million, was 28.1%.
Our effective tax rate for the three months ended April 30, 2021 was not impacted by any significant discrete items. Our effective tax rate for the three months ended April 30, 2020 was impacted by the non-deductible impairment loss. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by increased income in 2021.

Interest Rate Swaps
We had a gain of $1.6 million on interest rate swaps during the three months ended April 30, 2021, as compared to a loss of $8.7 million during the three months ended April 30, 2020, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $1.2 million during the three months ended April 30, 2021, as compared to a foreign currency translation loss of $4.2 million during the three months ended April 30, 2020. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
(in millions)	2021	2020	Increase / (Decrease)
Revenues
Business & Industry	$796.2	$785.6	$10.6	1.4%
Technology & Manufacturing	246.3	233.7	12.6	5.4%
Education	214.2	200.1	14.1	7.0%
Aviation	148.3	184.7	(36.4)	(19.7)%
Technical Solutions	125.5	122.3	3.2	2.6%
Elimination of inter-segment revenues	(33.1)	(30.4)	(2.7)	(9.0)%
	$1,497.4	$1,496.0	$1.4	0.1%
Operating profit (loss)
Business & Industry	$85.3	$59.2	$26.1	44.1%
Operating profit margin	10.7%	7.5%	318 bps
Technology & Manufacturing	26.9	19.7	7.2	36.6%
Operating profit margin	10.9%	8.4%	249 bps
Education	13.6	(85.8)	99.4	NM*
Operating margin	6.3%	(42.9)%	NM*
Aviation	5.8	(60.5)	66.3	NM*
Operating margin	3.9%	(32.7)%	NM*
Technical Solutions	10.2	(8.4)	18.6	NM*
Operating margin	8.2%	(6.9)%	NM*
Corporate	(90.8)	(39.5)	(51.3)	NM*
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.2)	(0.9)	0.7	75.8%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.4)	(0.4)	—	1.6%
	$50.3	$(116.7)	$167.0	NM*
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2021	2020	Increase
Revenues	$796.2	$785.6	$10.6	1.4%
Operating profit	85.3	59.2	26.1	44.1%
Operating profit margin	10.7%	7.5%	318 bps
B&I revenues increased by $10.6 million, or 1.4%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The increase was primarily attributable to the targeted expansion of certain key clients and an increase in work orders (primarily as a result of the Pandemic). The increase was partially offset by account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses. Management reimbursement revenues for this segment totaled $43.2 million and $61.7 million for the three months ended April 30, 2021 and 2020, respectively.
Operating profit increased by $26.1 million, or 44.1%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Operating profit margin increased by 318 bps to 10.7% in the three months ended April 30, 2021, from 7.5% in the three months ended April 30, 2020. The increase in operating profit margin was primarily associated with an increase in work orders, which have higher margins. Additionally, the increase in operating profit margin was impacted by higher margins on certain accounts in both our U.S. and U.K. businesses and a decrease in bad debt expense as higher reserves were recorded in the prior year mainly associated with increasing credit risk resulting from the Pandemic.

Technology & Manufacturing
	Three Months Ended April 30,
($ in millions)	2021	2020	Increase
Revenues	$246.3	$233.7	$12.6	5.4%
Operating profit	26.9	19.7	7.2	36.6%
Operating profit margin	10.9%	8.4%	249 bps
T&M revenues increased by $12.6 million, or 5.4%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic) and new business. This increase was partially offset by the compression of certain accounts, mainly resulting from Pandemic-related disruptions.
Operating profit increased by $7.2 million, or 36.6%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Operating profit margin increased by 249 bps to 10.9% in the three months ended April 30, 2021, from 8.4% in the three months ended April 30, 2020. The increase in operating profit margin was primarily attributable to a decrease in bad debt expense, driven by net recoveries of certain previously reserved receivables, and higher margins on work orders.

Education
	Three Months Ended April 30,
($ in millions)	2021	2020	Increase
Revenues	$214.2	$200.1	$14.1	7.0%
Operating profit (loss)	13.6	(85.8)	99.4	NM*
Operating margin	6.3%	(42.9)%	NM*
*Not meaningful
Education revenues increased by $14.1 million, or 7.0%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic).
We had an operating profit of $13.6 million during the three months ended April 30, 2021, as compared to an operating loss of $85.8 million during the three months ended April 30, 2020. Operating margin increased to 6.3% in the three months ended April 30, 2021 from (42.9)% in the three months ended April 30, 2020. The increase in operating margin was primarily attributable to the absence of prior year impairment charges of $99.3 million on goodwill due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, the increase in operating profit margin was impacted by an increase in work orders with higher margins as a result of the Pandemic and lower reserves established for client receivables. Operating margin was negatively impacted by increased direct labor costs in concentrated geographies due to a limited labor supply in those regions that impacted certain customer contracts.

Aviation
	Three Months Ended April 30,
($ in millions)	2021	2020	(Decrease) / Increase
Revenues	$148.3	$184.7	$(36.4)	(19.7)%
Operating profit (loss)	5.8	(60.5)	66.3	NM*
Operating margin	3.9%	(32.7)%	NM*
*Not meaningful
Aviation revenues decreased by $36.4 million, or 19.7%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted janitorial, cabin cleaning, transportation, parking, passenger services, and catering accounts. The decrease was partially offset by Pandemic-related cleaning services and new parking-related services. Management reimbursement revenues for this segment totaled $12.9 million and $20.7 million for the three months ended April 30, 2021 and 2020, respectively.

We had an operating profit of $5.8 million during the three months ended April 30, 2021, as compared to an operating loss of $60.5 million during the three months ended April 30, 2020. Operating margin increased to 3.9% in the three months ended April 30, 2021 from (32.7)% in the three months ended April 30, 2020. The increase was primarily attributable to the absence of prior year impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, operating margin increased due to the management of direct labor and related personnel costs during the Pandemic, higher margins on Pandemic-related cleaning services, and growth in parking and transportation contracts. These increases were partially offset by Pandemic-related volume reductions.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2021	2020	Increase
Revenues	$125.5	$122.3	$3.2	2.6%
Operating profit (loss)	10.2	(8.4)	18.6	NM*
Operating margin	8.2%	(6.9)%	NM*
*Not meaningful
Technical Solutions revenues increased by $3.2 million, or 2.6%, during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. This increase was primarily attributable to an increase in the volume of our U.S. and U.K. businesses due to the easing of Pandemic-related lockdowns, which provided access to facilities that were previously restricted.
We had an operating profit of $10.2 million during the three months ended April 30, 2021, as compared to an operating loss of $8.4 million during the three months ended April 30, 2020. Operating margin increased to 8.2% in the three months ended April 30, 2021 from (6.9)% in the three months ended April 30, 2020. The increase in operating margin was primarily attributable to the absence of prior year impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, operating margin was positively impacted by the management of indirect operating expenses and selling expenses.

Corporate
	Three Months Ended April 30,
($ in millions)	2021	2020	Increase
Corporate expenses	$(90.8)	$(39.5)	$51.3	NM*
Corporate expenses increased by $51.3 million during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The increase in corporate expenses was primarily attributable to:
•a $32.0 million increase in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case;
•a $14.5 million increase in certain technology projects and other enterprise initiatives including marketing events; and
•a $13.7 million increase in compensation and related expenses, primarily driven by updated assessments regarding financial performance target achievements in connection with certain performance share awards; during the three months ended April 30, 2020, we recorded a reversal of shared-based compensation expense based upon our then current assessment of probable financial achievements for such awards.
This increase was partially offset by:
•the absence of a $3.9 million medical and dental insurance expense as a result of an actuarial evaluation performed in the prior year;
•a $1.8 million decrease in restructuring and related expenses due to the completion of our restructuring program in fiscal year 2020; and

•the absence of a $1.3 million reserve established for an outstanding client receivable that was being litigated in the prior year and deemed to be uncollectible.

Results of Operations

Six Months Ended April 30, 2021 Compared with the Six Months Ended April 30, 2020
Consolidated

	Six Months Ended April 30,
(in millions)	2021	2020	Increase / (Decrease)
Revenues	$2,989.8	$3,109.0	$(119.2)	(3.8)%
Operating expenses	2,523.8	2,739.9	(216.1)	(7.9)%
Gross margin	15.6%	11.9%	371 bps
Selling, general and administrative expenses	284.5	237.0	47.5	20.0%
Restructuring and related	—	5.0	(5.0)	NM*
Amortization of intangible assets	21.5	25.1	(3.6)	(14.6)%
Impairment loss	—	172.8	(172.8)	NM*
Operating profit (loss)	160.1	(70.8)	230.9	NM*
Income from unconsolidated affiliates	0.8	1.8	(1.0)	(54.2)%
Interest expense	(16.3)	(20.7)	4.4	21.3%
Income (loss) from continuing operations before income taxes	144.6	(89.7)	234.3	NM*
Income tax provision	(38.9)	(19.2)	(19.7)	NM*
Income (loss) from continuing operations	105.7	(108.9)	214.6	NM*
Income from discontinued operations, net of taxes	—	0.1	(0.1)	NM*
Net income (loss)	105.7	(108.8)	214.5	NM*
Other comprehensive income (loss)
Interest rate swaps	2.8	(9.9)	12.7	NM*
Foreign currency translation and other	5.2	(3.8)	9.0	NM*
Income tax (provision) benefit	(0.8)	2.7	(3.5)	NM*
Comprehensive income (loss)	$112.9	$(119.8)	$232.7	NM*
*Not meaningful
Revenues
Revenues decreased by $119.2 million, or 3.8%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The decrease was primarily due to the impact of Pandemic-related disruptions across our businesses. However, this decrease was partially offset by an increase in work orders, primarily as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M.
Operating Expenses
Operating expenses decreased by $216.1 million, or 7.9%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Gross margin increased by 371 bps to 15.6% in the six months ended April 30, 2021 from 11.9% in the six months ended April 30, 2020. The increase in gross margin was primarily associated with an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I and T&M) and the management of direct labor and related personnel costs during the Pandemic. The increase in gross margin was also driven by self-insurance reserve adjustments. These benefits were partially offset by account compression resulting from Pandemic-related disruptions in certain markets.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $47.5 million, or 20.0%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The increase in selling, general and administrative expenses was primarily attributable to:
•a $32.6 million increase in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case;

•a $17.2 million increase in certain technology projects and other enterprise initiatives, including marketing events; and
•an $11.2 million increase in compensation and related expenses, primarily driven by updated assessments regarding financial performance target achievements in connection with certain performance share awards; during the six months ended April 30, 2020, we recorded a reversal of shared-based compensation expense based upon our then current assessment of probable financial achievements for such awards.
This increase was partially offset by:
•a $9.3 million decrease in bad debt expense, primarily associated with higher reserves established for client receivables in the prior year due to increasing credit risk resulting from the Pandemic; and
•the absence of a $3.9 million medical and dental insurance expense as a result of an actuarial evaluation performed in the prior year.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $5.0 million during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. We substantially completed the restructuring program by the end of fiscal year 2020.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $3.6 million, or 14.6%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. This decrease was due to the lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During the six months ended April 30, 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic. We did not record any impairment charges to goodwill or intangible assets for the six months ended April 30, 2021.
Interest Expense
Interest expense decreased by $4.4 million, or 21.3%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020, primarily due to lower relative interest rates in the current year and lower outstanding borrowings under our credit facility.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations, for the six months ended April 30, 2021 and April 30, 2020 were 26.9% and (21.4)%, respectively, resulting in provisions for taxes of $38.9 million and $19.2 million, respectively. The effective tax rate for the six months ended April 30, 2020, excluding a nondeductible impairment loss of $163.8 million, was 25.9%.
Our effective tax rate for the six months ended April 30, 2021 was not impacted by any significant discrete items. Our effective tax rate for the six months ended April 30, 2020 was impacted by the impairment of non-deductible goodwill and a $1.5 million tax provision related to WOTC. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by increased income in 2021.

Interest Rate Swaps
    We had a gain of $2.8 million on interest rate swaps during the three months ended April 30, 2021, as compared to a loss of $9.9 million during the three months ended April 30, 2020, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $5.2 million during the six months ended April 30, 2021, as compared to a foreign currency translation loss of $3.8 million during the six months ended April 30, 2020. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
(in millions)	2021	2020	Increase / (Decrease)
Revenues
Business & Industry	$1,605.6	$1,606.5	$(0.9)	(0.1)%
Technology & Manufacturing	495.5	467.6	27.9	6.0%
Education	423.6	408.0	15.6	3.8%
Aviation	291.5	423.5	(132.0)	(31.2)%
Technical Solutions	238.8	264.3	(25.5)	(9.7)%
Elimination of inter-segment revenues	(65.2)	(61.0)	(4.2)	(6.9)%
	$2,989.8	$3,109.0	$(119.2)	(3.8)%
Operating profit (loss)
Business & Industry	$171.0	$97.4	$73.6	75.5%
Operating profit margin	10.6%	6.1%	458 bps
Technology & Manufacturing	53.8	36.3	17.5	47.9%
Operating profit margin	10.8%	7.8%	307 bps
Education	35.0	(74.6)	109.6	NM*
Operating margin	8.3%	(18.3)%	NM*
Aviation	9.0	(54.9)	63.9	NM*
Operating margin	3.1%	(13.0)%	NM*
Technical Solutions	16.3	(0.1)	16.4	NM*
Operating margin	6.8%	0.0%	684 bps
Government Services	(0.1)	—	(0.1)	NM*
Operating margin	—	—	— bps
Corporate	(123.4)	(72.8)	(50.6)	(69.4)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.8)	(1.8)	1.0	54.2%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.6)	(0.4)	(0.2)	(45.9)%
	$160.1	$(70.8)	$230.9	NM*
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2021	2020	(Decrease) / Increase
Revenues	$1,605.6	$1,606.5	$(0.9)	(0.1)%
Operating profit	171.0	97.4	73.6	75.5%
Operating profit margin	10.6%	6.1%	458 bps
    B&I revenues decreased by $0.9 million, or 0.1%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The decrease was primarily attributable to account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses. The decrease was mostly offset by the targeted expansion of certain key clients, new business, and an increase in work orders (primarily as a result of the Pandemic). Management reimbursement revenues for this segment totaled $86.6 million and $135.4 million for the six months ended April 30, 2021 and 2020, respectively.
Operating profit increased by $73.6 million, or 75.5%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Operating profit margin increased by 458 bps to 10.6% in the six months ended April 30, 2021, from 6.1% in the six months ended April 30, 2020. The increase in operating profit margin was primarily associated with higher margins on certain accounts in both our U.S. and U.K businesses.

Additionally, the increase in operating profit margin was impacted by an increase in work orders, which have higher margins.

Technology & Manufacturing
	Six Months Ended April 30,
($ in millions)	2021	2020	Increase
Revenues	$495.5	$467.6	$27.9	6.0%
Operating profit	53.8	36.3	17.5	47.9%
Operating profit margin	10.8%	7.8%	307 bps
T&M revenues increased by $27.9 million, or 6.0%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic) and new business. This increase was partially offset by the compression of certain accounts, mainly resulting from Pandemic-related disruptions.
Operating profit increased by $17.5 million, or 47.9%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Operating profit margin increased by 307 bps to 10.8% in the six months ended April 30, 2021, from 7.8% in the six months ended April 30, 2020. The increase in operating profit margin was primarily attributable to higher margins on work orders and a decrease in bad debt expense, driven by net recoveries of certain previously reserved receivables.

Education
	Six Months Ended April 30,
($ in millions)	2021	2020	Increase
Revenues	$423.6	$408.0	$15.6	3.8%
Operating profit (loss)	35.0	(74.6)	109.6	NM*
Operating margin	8.3%	(18.3)%	NM*
*Not meaningful
Education revenues increased by $15.6 million, or 3.8%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic).
Education had an operating profit of $35.0 million during the six months ended April 30, 2021, as compared to an operating loss of $74.6 million during the six months ended April 30, 2020. Operating margin increased to 8.3% in the six months ended April 30, 2021 from (18.3)% in the six months ended April 30, 2020. The increase in operating margin was primarily attributable to the absence of prior year impairment charges of $99.3 million on goodwill due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, the increase in operating margin was impacted by an increase in work orders with higher margins as a result of the Pandemic. Operating margin was negatively impacted by increased direct labor costs in concentrated geographies due to a limited labor supply in those regions that impacted certain customer contracts.

Aviation
	Six Months Ended April 30,
($ in millions)	2021	2020	(Decrease) / Increase
Revenues	$291.5	$423.5	$(132.0)	(31.2)%
Operating profit (loss)	9.0	(54.9)	63.9	NM*
Operating margin	3.1%	(13.0)%	NM*
*Not meaningful
Aviation revenues decreased by $132.0 million, or 31.2%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted janitorial, cabin cleaning, transportation, parking, passenger services, and catering accounts. The decrease was partially offset by Pandemic-related cleaning services and new parking-related services. Management reimbursement revenues for this segment totaled $26.5 million and $46.6 million for the six months ended April 30, 2021 and 2020, respectively.
Aviation had an operating profit of $9.0 million during the six months ended April 30, 2021, as compared to an operating loss of $54.9 million during the six months ended April 30, 2020. Operating margin increased to 3.1% in the six months ended April 30, 2021, from (13.0)% in the six months ended April 30, 2020. The increase in operating margin was primarily attributable to the absence of prior year impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, operating margin increased due to the management of direct labor and related personnel costs during the Pandemic, higher margins on Pandemic-related cleaning services, and growth in parking and transportation contracts. These increases were partially offset by Pandemic-related volume reductions.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2021	2020	(Decrease) / Increase
Revenues	$238.8	$264.3	$(25.5)	(9.7)%
Operating profit (loss)	16.3	(0.1)	16.4	NM*
Operating margin	6.8%	0.0%	684 bps
*Not meaningful
Technical Solutions revenues decreased by $25.5 million, or 9.7%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The decrease was primarily attributable to a slower than expected ability to convert our active projects, otherwise defined as churn rate, due to regional access restrictions in our U.S. business resulting from the Pandemic.
We had an operating profit of $16.3 million during the six months ended April 30, 2021, as compared to an operating loss of $0.1 million during the six months ended April 30, 2020. Operating margin increased by 684 bps to 6.8% in the six months ended April 30, 2021 from 0.0% in the six months ended April 30, 2020. The increase in operating profit margin was primarily attributable to the absence of prior year impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, the increase in profit margin was positively impacted by the management of indirect operating expenses and selling expenses. The increase was partially offset by revenue compression resulting from Pandemic-related disruptions.

Corporate
	Six Months Ended April 30,
($ in millions)	2021	2020	Increase
Corporate expenses	$(123.4)	$(72.8)	$50.6	69.4%
    Corporate expenses increased by $50.6 million, or 69.4%, during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. The increase in corporate expenses was primarily attributable to:
•a $32.6 million increase in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case;
•an $18.3 million increase in compensation and related expenses, primarily driven by updated assessments regarding financial performance target achievements in connection with certain performance share awards; during the six months ended April 30, 2020, we recorded a reversal of shared-based compensation expense based upon our then current assessment of probable financial achievements for such awards; and
•a $17.2 million increase in certain technology projects and other enterprise initiatives, including marketing events.
This increase was partially offset by:
•a $5.0 million decrease in restructuring and related expenses due to the completion of our restructuring program in fiscal year 2020;
•a $4.8 million decrease in self-insurance reserve adjustments related to prior year claims as a result of actuarial evaluations completed in the six months ended April 30, 2021;
•the absence of a $3.9 million medical and dental insurance expense as a result of an actuarial evaluation performed in the prior year; and
•the absence of a $1.3 million reserve established for an outstanding client receivable that was being litigated in the prior year and deemed to be uncollectible.

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
The Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio (allowing for up to $100 million in cash and cash equivalents to be excluded from the calculation of total indebtedness) that varies on a quarterly basis and adjusts to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020. Our borrowing capacity is subject to, and limited by, compliance with these covenants. At April 30, 2021, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During the three and six months ended April 30, 2021, we made principal payments of $30.0 million and $60.0 million, respectively, under the term loan. At April 30, 2021, the total outstanding borrowings under our Credit

Facility in the form of cash borrowings and standby letters of credit were $645.1 million. At April 30, 2021, we had up to $622.1 million of borrowing capacity, reflecting covenant restrictions.
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
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. Due to the market and business conditions arising from the Pandemic, we have suspended further repurchases of our common stock since March 2020. At April 30, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
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

	Six Months Ended April 30,
(in millions)	2021	2020
Net cash provided by operating activities	$171.2	$128.0
Net cash used in investing activities	(13.4)	(9.3)
Net cash (used in) provided by financing activities	(118.5)	376.8
Operating Activities
Net cash provided by operating activities increased by $43.2 million during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. This increase was primarily related to the timing of vendor payments and client receivable collections and the deferred remittance of payroll taxes under the CARES Act.
Investing Activities
Net cash used in investing activities increased by $4.1 million during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. This increase was primarily related to the absence of proceeds from the redemption of an auction rate security, partially offset by lower additions to property, plant and equipment in the current year.
Financing Activities
Net cash used in financing activities was $118.5 million during the six months ended April 30, 2021, as compared to net cash provided by financing activities of $376.8 million during the six months ended April 30, 2020. During the six months ended April 30, 2020, we borrowed approximately $300 million under our Credit Facility in response to uncertainty resulting from the Pandemic. During the six months ended April 30, 2021, we had net repayments on borrowings from our Credit Facility of $80.2 million.
Contingencies

For disclosures on contingencies, see Note 8, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
Recently Issued Accounting Pronouncements

Accounting Standard Update(s)	Topic	Summary	Effective Date/ Method of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	This ASU, issued in January 2021, clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848.

We are currently evaluating the impact of implementing this guidance on our financial statements.
This ASU was effective upon issuance and can be applied to hedging relationships retrospectively or prospectively through December 31, 2022.
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	This ASU was effective upon issuance and can be applied prospectively to contract modifications made and hedging relationships entered into or evaluated through December 31, 2022.
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	This ASU, issued in January 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	November 1, 2021 This update will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2021 The amendments have differing adoption methods including retrospectively, prospectively, and/or on a modified retrospective basis.

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
There were no other changes in our internal control over financial reporting during the second quarter of 2021 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the second quarter of 2021. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. Due to the market and business conditions arising from the Pandemic, we have suspended further repurchases of our common stock since March 2020. At April 30, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1†	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan
10.2†	Statement of Terms and Conditions Applicable to Awards Granted to Non-Employee Directors Pursuant to the 2021 Equity and Incentive Compensation Plan
10.3†	Change in Control Agreement, dated as of April 1, 2011, by and between ABM Industries Incorporated and Dean A. Chin
10.4†	Change in Control Agreement, dated as of February 8, 2020, by and between ABM Industries Incorporated and Joshua H. Feinberg
10.5†	Amendment to Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Scott Giacobbe
10.6†	Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Earl R. Ellis
10.7†	Change in Control Agreement, dated as of November 30, 2020, by and between ABM Industries Incorporated and Earl R. Ellis
10.8†	Release Agreement, dated as of May 27, 2021, by and between ABM Industries Incorporated and Scott Giacobbe
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates filed herewith

‡	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 9, 2021	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 9, 2021	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)