Form 10-Q
period 2021-07-31
ABM INDUSTRIES INC /DE/
filed 2021-09-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 8, 2021: 67,241,136

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
•Our pending acquisition of Crown Building Maintenance Co., Crown Energy Services, Inc. and their subsidiaries (the “Able Acquisition”) may not occur at all or may not occur in the expected time frame.
•Failure to complete the Able Acquisition could negatively impact the price of our common shares as well as our future business and financial results.
•The Able Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share, which may negatively affect the market price of our common shares.
•We are subject to business uncertainties while the Able Acquisition is pending, which could adversely affect our business.
•We may not realize the growth opportunities and cost synergies that are anticipated from the Able Acquisition or may experience other difficulties integrating Able.
•Following completion of the proposed Able Acquisition, our debt may limit our financial flexibility.
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
•If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be negatively impacted, which could harm our operating results and investor perceptions of our Company and, as a result, may have a material adverse effect on the value of our common stock.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$505.4	$394.2
Trade accounts receivable, net of allowances of $31.8 and $35.5 at July 31, 2021 and October 31, 2020, respectively	910.2	854.2
Costs incurred in excess of amounts billed	43.0	52.2
Prepaid expenses	87.8	85.4
Other current assets	54.0	55.9
Total current assets	1,600.3	1,441.9
Other investments	11.1	11.1
Property, plant and equipment, net of accumulated depreciation of $266.5 and $241.3 at July 31, 2021 and October 31, 2020, respectively	111.8	133.7
Right-of-use assets	129.5	143.1
Other intangible assets, net of accumulated amortization of $376.5 and $343.8 at July 31, 2021 and October 31, 2020, respectively	207.7	239.7
Goodwill	1,675.5	1,671.4
Deferred income tax asset, net	38.2	—
Other noncurrent assets	123.2	136.1
Total assets	$3,897.4	$3,776.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$31.4	$116.7
Trade accounts payable	224.8	273.3
Accrued compensation	171.3	187.6
Accrued taxes—other than income	106.3	45.5
Insurance claims	154.9	155.2
Income taxes payable	15.3	6.2
Current portion of lease liabilities	32.4	35.0
Other accrued liabilities	369.0	167.3
Total current liabilities	1,105.5	986.9
Long-term debt, net	623.8	603.0
Long-term lease liabilities	119.4	131.4
Deferred income tax liability, net	—	10.8
Noncurrent insurance claims	344.4	366.3
Other noncurrent liabilities	111.6	168.1
Noncurrent income taxes payable	12.4	10.1
Total liabilities	2,317.1	2,276.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,234,832 and 66,748,157 shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively	0.7	0.7
Additional paid-in capital	743.6	724.1
Accumulated other comprehensive loss, net of taxes	(22.9)	(30.8)
Retained earnings	859.0	806.4
Total stockholders’ equity	1,580.3	1,500.3
Total liabilities and stockholders’ equity	$3,897.4	$3,776.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues	$1,543.1	$1,394.1	$4,533.0	$4,503.0
Operating expenses	1,288.1	1,174.9	3,812.0	3,914.8
Selling, general and administrative expenses	253.8	113.7	538.3	350.8
Restructuring and related expenses	—	—	—	5.0
Amortization of intangible assets	10.6	11.8	32.1	37.0
Impairment loss of goodwill and other intangibles	—	—	—	172.8
Operating (loss) profit	(9.4)	93.6	150.6	22.8
Income from unconsolidated affiliates	0.5	0.2	1.4	2.0
Interest expense	(6.3)	(13.8)	(22.6)	(34.5)
(Loss) income from continuing operations before income taxes	(15.2)	80.0	129.4	(9.7)
Income tax benefit (provision)	1.5	(24.0)	(37.4)	(43.2)
(Loss) income from continuing operations	(13.7)	56.0	92.0	(52.9)
Income from discontinued operations, net of taxes	—	—	—	0.1
Net (loss) income	(13.7)	56.0	92.0	(52.8)
Other comprehensive (loss) income
Interest rate swaps	0.7	0.7	3.5	(9.2)
Foreign currency translation and other	0.1	4.3	5.3	0.5
Income tax (provision) benefit	(0.2)	(0.2)	(1.0)	2.5
Comprehensive (loss) income	$(13.1)	$60.8	$99.9	$(59.0)
Net (loss) income per common share — Basic
(Loss) income from continuing operations	$(0.20)	$0.84	$1.37	$(0.79)
Income from discontinued operations	—	—	—	—
Net (loss) income	$(0.20)	$0.84	$1.37	$(0.79)
Net (loss) income per common share — Diluted
(Loss) income from continuing operations	$(0.20)	$0.83	$1.36	$(0.79)
Income from discontinued operations	—	—	—	—
Net (loss) income	$(0.20)	$0.83	$1.36	$(0.79)
Weighted-average common and common equivalent shares outstanding
Basic	67.5	66.9	67.3	66.9
Diluted	67.5	67.2	67.8	66.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2021		2020		2021		2020
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	67.1	$0.7	66.6	$0.7	66.7	$0.7	66.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.1	—	—	—	0.5	—	0.2	—
Repurchase of common stock	—	—	—	—	—	—	(0.2)	—
Balance, end of period	67.2	0.7	66.7	0.7	67.2	0.7	66.7	0.7
Additional Paid-in Capital
Balance, beginning of period		737.1		707.1		724.1		708.9
(Taxes withheld) stock issued under employee stock purchase and share-based compensation plans, net		(2.0)		0.9		(6.5)		—
Share-based compensation expense		8.4		6.9		26.0		11.1
Repurchase of common stock		—		—		—		(5.1)
Balance, end of period		743.6		714.9		743.6		714.9
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(23.6)		(34.9)		(30.8)		(23.9)
Other comprehensive income (loss)		0.7		4.8		7.8		(6.2)
Balance, end of period		(22.9)		(30.1)		(22.9)		(30.1)
Retained Earnings
Balance, beginning of period		885.6		722.3		806.4		856.3
Net (loss) income		(13.7)		56.0		92.0		(52.8)
Dividends
Common stock ($0.190, $0.185, $0.570, and $0.555 per share)		(12.8)		(12.3)		(38.2)		(37.0)
Stock issued under share-based compensation plans		(0.2)		(0.1)		(1.3)		(0.6)
Balance, end of period		859.0		765.9		859.0		765.9
Total Stockholders’ Equity		$1,580.3		$1,451.3		$1,580.3		$1,451.3
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$92.0	$(52.8)
Income from discontinued operations, net of taxes	—	(0.1)
Income (loss) from continuing operations	92.0	(52.9)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	66.2	73.2
Impairment loss of goodwill and other intangibles	—	172.8
Impairment loss on fixed assets	9.1	—
Deferred income taxes	(50.0)	(19.4)
Share-based compensation expense	26.0	11.1
Provision for bad debt	(1.3)	19.5
Amortization of accumulated other comprehensive gain on interest rate swaps	(4.8)	(5.0)
Discount accretion on insurance claims	—	0.6
Loss on sale of assets	1.3	1.4
Income from unconsolidated affiliates	(1.4)	(2.0)
Distributions from unconsolidated affiliates	1.9	0.1
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(45.4)	148.3
Prepaid expenses and other current assets	1.6	(39.3)
Right-of-use assets	13.6	10.9
Other noncurrent assets	14.4	(2.0)
Trade accounts payable and other accrued liabilities	193.1	(125.6)
Long-term lease liabilities	(11.9)	(13.1)
Insurance claims	(22.2)	20.2
Income taxes payable	11.5	5.9
Other noncurrent liabilities	(34.9)	54.2
Total adjustments	166.7	311.6
Net cash provided by operating activities of continuing operations	258.8	258.7
Net cash provided by operating activities of discontinued operations	—	0.1
Net cash provided by operating activities	258.8	258.8
Cash flows from investing activities
Additions to property, plant and equipment	(23.3)	(28.9)
Proceeds from sale of assets	2.1	5.8
Proceeds from redemption of auction rate security	—	5.0
Net cash used in investing activities	(21.2)	(18.1)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(7.8)	(0.6)
Repurchases of common stock	—	(5.1)
Dividends paid	(38.2)	(37.0)
Deferred financing costs paid	(6.4)	(4.4)
Borrowings from credit facility	32.7	1,052.0
Repayment of borrowings from credit facility	(97.9)	(1,103.1)
Changes in book cash overdrafts	(19.6)	31.3
Financing of energy savings performance contracts	10.8	1.5
Repayment of finance lease obligations	(2.3)	(2.7)
Net cash used in financing activities	(128.7)	(68.1)
Effect of exchange rate changes on cash and cash equivalents	2.3	(1.7)
Net increase in cash and cash equivalents	111.2	170.9
Cash and cash equivalents at beginning of year	394.2	58.5
Cash and cash equivalents at end of period	$505.4	$229.4
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Business & Industry	$47.5	$42.6	$134.1	$178.0
Aviation	13.4	14.8	39.9	61.4
Total	$60.9	$57.4	$174.1	$239.3
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

3. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are Business & Industry (“B&I”), Technology & Manufacturing (“T&M”), Education, Aviation, and Technical Solutions, as described in Note 10, “Segment Information.”

	Three Months Ended July 31, 2021						Nine Months Ended July 31, 2021
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$650.4	$197.6	$181.6	$28.7	$—	$1,058.3	$1,941.7	$591.8	$553.4	$86.9	$—	$3,173.8
Parking(2)	76.4	9.2	0.2	66.9	—	152.8	213.7	30.9	0.6	184.2	—	429.5
Facility Services(3)	80.8	39.3	26.7	7.5	—	154.2	257.5	118.9	78.1	21.2	—	475.7
Building & Energy Solutions(4)	—	—	—	—	146.1	146.1	—	—	—	—	385.0	385.0
Airline Services(5)	0.1	—	—	72.6	—	72.7	0.3	—	—	174.8	—	175.1
	$807.7	$246.1	$208.4	$175.7	$146.1	$1,584.1	$2,413.3	$741.6	$632.0	$467.2	$385.0	$4,639.1
Elimination of inter-segment revenues						(40.9)						(106.1)
Total						$1,543.1						$4,533.0

	Three Months Ended July 31, 2020						Nine Months Ended July 31, 2020
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$596.9	$197.1	$165.7	$26.9	$—	$986.6	$1,786.9	$573.1	$529.4	$91.2	$—	$2,980.5
Parking(2)	67.7	8.5	0.2	46.9	—	123.3	290.7	24.0	1.5	203.1	—	519.4
Facility Services(3)	92.2	37.6	22.7	6.3	—	158.8	285.5	113.7	65.7	24.8	—	489.7
Building & Energy Solutions(4)	—	—	—	—	119.2	119.2	—	—	—	—	383.5	383.5
Airline Services(5)	0.1	—	—	36.2	—	36.3	0.3	—	—	220.7	—	221.0
	$756.9	$243.2	$188.6	$116.4	$119.2	$1,424.2	$2,363.4	$710.8	$596.6	$539.9	$383.5	$4,594.1
Elimination of inter-segment revenues						(30.1)						(91.1)
Total						$1,394.1						$4,503.0
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
Remaining Performance Obligations
At July 31, 2021, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $284.7 million. We expect to recognize revenue on approximately 74% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2021	October 31, 2020
Contract assets
Billed trade receivables(1)	$826.7	$835.8
Unbilled trade receivables(1)	115.3	53.9
Costs incurred in excess of amounts billed(2)	43.0	52.2
Capitalized commissions(3)	26.9	25.2
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the nine months ended July 31, 2021, we capitalized $11.9 million of new costs and amortized $10.2 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2021
Contract liabilities(1)
Balance at beginning of period	$36.4
Additional contract liabilities	134.1
Recognition of deferred revenue	(114.9)
Balance at end of period	$55.6
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

4. NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted Net Income (Loss) Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2021	2020	2021	2020
(Loss) income from continuing operations	$(13.7)	$56.0	$92.0	$(52.9)
Income from discontinued operations, net of taxes	—	—	—	0.1
Net (loss) income	$(13.7)	$56.0	$92.0	$(52.8)

Weighted-average common and common equivalent shares outstanding — Basic	67.5	66.9	67.3	66.9
Effect of dilutive securities(1)
Restricted stock units	—	0.1	0.4	—
Stock options	—	0.1	—	—
Performance shares	—	0.1	0.1	—
Weighted-average common and common equivalent shares outstanding — Diluted	67.5	67.2	67.8	66.9

Net (loss) income per common share — Basic
(Loss) income from continuing operations	$(0.20)	$0.84	$1.37	$(0.79)
Income from discontinued operations	—	—	—	—
Net (loss) income	$(0.20)	$0.84	$1.37	$(0.79)

Net (loss) income per common share — Diluted
(Loss) income from continuing operations	$(0.20)	$0.83	$1.36	$(0.79)
Income from discontinued operations	—	—	—	—
Net (loss) income	$(0.20)	$0.83	$1.36	$(0.79)
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Anti-dilutive	—	0.4	—	0.6

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2021	October 31, 2020
Cash and cash equivalents(1)	1	$505.4	$394.2
Insurance deposits(2)	1	0.7	0.7
Assets held in funded deferred compensation plan(3)	1	2.8	2.6
Credit facility(4)	2	660.0	725.3
Interest rate swap liabilities(5)	2	7.2	15.5
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At July 31, 2021, and October 31, 2020, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 7, “Credit Facility,” for further information.
The Company does not currently have any financial assets or liabilities recorded at fair value using Level 3 inputs, and there were no transfers to or from Level 3 financial assets or liabilities during the nine months ended July 31, 2021.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis. These assets can include: goodwill; intangible assets; property, plant and equipment; lease-related ROU assets; and long-lived assets that have been reduced to fair value when they are held for sale. If certain triggering events occur, or if an annual impairment test is required, then we would evaluate these non-financial assets for impairment. If an impairment were to occur, then the asset would be recorded at the estimated fair value, using primarily unobservable Level 3 inputs.
During the three and nine months ended July 31, 2021, we identified and recognized an impairment of certain previously capitalized internal-use software, as further described below. During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event and recognized impairment of goodwill and intangible assets, as further described below.
Internal-Use Software
During the three and nine months ended July 31, 2021, we recognized a non-cash impairment charge totaling $9.1 million in our Corporate segment for previously capitalized internal-use software related to our Enterprise Resource Planning (“ERP”) system implementation. The Company determined that certain components that were previously developed would no longer be integrated into the new ERP system. The impairment charge reduced the carrying value to zero for those components and is recorded in “Selling, general and administrative expenses” on our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2021.
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
Actuarial Review Performed During Third Quarter 2021
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

During the third quarter of 2021, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of November 1, 2020, through April 30, 2021 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) during the nine months ended July 31, 2021 by $29.7 million. During the nine months ended July 31, 2020, we decreased our total reserves related to prior year claims by $15.1 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
During the fourth quarter of 2021, we expect to perform an update to our Actuarial Review for our significant insurance programs that will use the most recent claims data and consider changes in claims development and claims payment activity for the periods analyzed. This review will be abbreviated in nature based on actual versus expected development during the periods analyzed, will rely on the key assumptions used in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs), and will include claims related to certain previously acquired businesses. This review may lead to further adjustments to our insurance reserves.
Insurance Related Balances and Activity

(in millions)	July 31, 2021	October 31, 2020
Insurance claim reserves, excluding medical and dental	$488.8	$504.9
Medical and dental claim reserves	10.5	16.6
Insurance recoverables	67.4	70.1
At July 31, 2021, and October 31, 2020, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2021	October 31, 2020
Standby letters of credit	$139.0	$143.6
Surety bonds	83.8	82.6
Restricted insurance deposits	0.7	0.7
Total	$223.5	$226.9

7. CREDIT FACILITY

On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit (the “revolver”) and an $800.0 million amortizing term loan, both of which were scheduled to mature on September 1, 2022. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018.
On June 28, 2021, the Company amended and restated the Credit Facility (the “Amendment”, and the Credit Facility as amended, the “Amended Credit Facility”), extending the maturity date to June 28, 2026 and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the-then remaining term loan outstanding from $620.0 million to $650.0 million. The Amendment also removed the anti-cash hoarding mandatory prepayment requirement as well as other restrictions that limited our ability to make acquisitions, share repurchases, and other defined restricted payments. The Amendment also modified certain financial covenants, terms, interest rates, interest margins, and commitment fees applicable to loans and commitments under the prior Credit Facility. The Amended Credit Facility provides for the issuance of up to $350.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Amended Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at the interest rate of the Euro Interbank Offered Rate (EURIBOR) and the daily Sterling Overnight Index Average (SONIA) reference rate, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At July 31, 2021, the weighted average interest rate on our outstanding borrowings was 1.59%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2021, we were in compliance with these covenants.
The Amended Credit Facility also includes customary events of default, including: failure to pay principal, interest, or fees when due, failure to comply with covenants; the occurrence of certain material judgments; and a change in control of the Company. If certain events of default occur, including certain cross-defaults, insolvency, change in control, or violation of specific covenants, then the lenders can terminate or suspend our access to the Amended Credit Facility, declare all amounts outstanding (including all accrued interest and unpaid fees) to be immediately due and payable, and require that we cash collateralize the outstanding standby letters of credit.
We incurred deferred financing costs of $6.4 million in conjunction with the Amendment and carried over $6.2 million of unamortized deferred financing from initial execution and previous amendments of the Credit Facility. Total deferred financing costs of $12.6 million, consisting of $4.9 million related to the term loan and $7.7 million related to the revolver, are being amortized to interest expense over the term of the Amended Credit Facility.

Credit Facility Information

(in millions)	July 31, 2021	October 31, 2020
Current portion of long-term debt
Gross term loan	$32.5	$120.0
Unamortized deferred financing costs	(1.1)	(3.3)
Current portion of term loan	$31.4	$116.7

Long-term debt
Gross term loan	$609.4	$560.0
Unamortized deferred financing costs	(3.7)	(2.3)
Total noncurrent portion of term loan	605.6	557.7
Revolving line of credit(1)(2)	18.2	45.3
Long-term debt	$623.8	$603.0
(1) Standby letters of credit amounted to $148.8 million at July 31, 2021.
(2) At July 31, 2021, we had borrowing capacity of $1.1 billion, reflecting covenant restrictions.
Term Loan Maturities
During the three and nine months ended July 31, 2021, we made principal payments under the term loan of $8.1 million and $68.1 million, respectively. As of July 31, 2021, the following principal payments are required under the term loan.

(in millions)	2021	2022	2023	2024	2025	2026
Debt maturities	$8.1	$32.5	$32.5	$32.5	$32.5	$503.8
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
At July 31, 2021 and October 31, 2020, amounts recorded in AOCL for interest rate swaps were a loss of $0.9 million, including tax expense of $0.1 million, and a loss of $3.3 million, net of a tax benefit of $0.9 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense over the original term of our Credit Facility ending September 1, 2022. During the three and nine months ended July 31, 2021, we amortized $1.2 million, net of taxes of $0.4 million, and $3.5 million, net of taxes of $1.3 million, respectively, of this gain to interest expense. During the three and nine months ended July 31, 2020, we amortized $1.2 million, net of taxes of $0.5 million, and $3.6 million, net of taxes of $1.4 million, respectively. At July 31, 2021, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a loss of $0.6 million, net of a tax benefit of $0.1 million.

8. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2021, these letters of credit and surety bonds totaled $148.8 million and $679.8 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2021, total guarantees were $238.0 million and extend through 2041. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At July 31, 2021, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $14.4 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. The amounts above do not include any accrual or loss estimates with respect to the Bucio case, which are detailed below.
Litigation outcomes are difficult to predict, and the estimation of probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. If one or more matters are resolved in a particular period in an amount in excess of or in a manner different than what we anticipated, this could have a material adverse effect on our financial position, results of operations, or cash flows.
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

The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, pending in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case is a class action pending in San Francisco Superior Court that alleges ABM failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. There is also a claim for penalties under the California Labor Code Private Attorneys General Act (“PAGA”). On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. The Court of Appeal of the State of California, First Appellate District (the “Court of Appeal”), heard oral arguments on November 7, 2017. On December 11, 2017, the Court of Appeal reversed the trial court’s order denying class certification and remanded the matter for certification of a meal period, travel expense reimbursement, and split shift class. The case was remitted to the trial court for further proceedings on class certification, discovery, dispositive motions, and trial.
On September 20, 2018, the trial court entered an order defining four certified subclasses of janitors who were employed by the legacy ABM janitorial companies in California at any time between April 7, 2002, and April 30, 2013, on claims based on alleged previous automatic deduction practices for meal breaks, unpaid meal premiums, unpaid split shift premiums, and unreimbursed business expenses, such as mileage reimbursement for use of personal vehicles to travel between worksites. On February 1, 2019, the trial court held that the discovery related to PAGA claims allegedly arising after April 30, 2013, would be stayed until after the class and PAGA claims accruing prior to April 30, 2013, had been tried. The parties engaged in mediation in July 2019, which did not result in settlement of the case. On October 17, 2019, the plaintiffs filed a motion asking the trial court to certify additional classes based on an alleged failure to maintain time records, an alleged failure to provide accurate wage statements, and an alleged practice of combining meal and rest breaks. The trial court denied the plaintiffs’ motion to certify additional classes on December 26, 2019. The case was reassigned to a new judge on January 6, 2020. ABM filed motions for summary adjudication as to certain of plaintiffs’ class claims, and the trial court denied those motions in November 2020. The parties engaged in another mediation in January 2021, which did not result in a settlement of the case. Plaintiffs filed motions for summary adjudication and/or summary judgment on some claims in December 2020.
In February and March 2021, the parties engaged in expert discovery which provided detailed information regarding the plaintiffs’ damage calculations on the class claims. On February 25, 2021, the California Supreme Court issued an opinion in Donohue v. AMN Services, which addresses the standard for adjudicating meal period claims under California law and we believe is supportive of ABM’s legal position in the Bucio case. On May 5, 2021, the trial court denied all of the plaintiffs’ December 2020 motions for summary adjudication and/or summary judgment, and the case was assigned to a new judge. On May 5, 2021, the trial court ordered the parties to attend a mandatory settlement conference before a separate judge on June 11, 2021. The trial date was scheduled for July 12, 2021.
On July 7, 2021, the Company entered into a class action settlement and release agreement to settle the Bucio case for $140 million and to obtain a release of the certified class claims that were asserted in the Bucio case. The settlement will also resolve the PAGA claim. The release of the certified class claims covers the time period from April 7, 2002, through April 30, 2013. The release of the PAGA claim covers the time period from November 15, 2005, through July 18, 2021. Any attorneys’ fees awarded by the trial court and all costs of notice and claims administration will be paid from the $140 million settlement fund. Employees who will be a part of the settlement will receive payments based on the number of pay periods they worked.
The settlement agreement is contingent upon the approval of the trial court. On August 11, 2021, the plaintiffs filed the motion for preliminary approval of class action settlement with the trial court, which is currently pending. If the settlement is preliminarily approved, members of the certified class will receive notice of the settlement, and there will be an opportunity for them to object to the settlement before the trial court grants final approval of the settlement. No payments will be made to employees until after the settlement is finally approved by the trial court.
The Company has recorded a $142.9 million settlement accrual, which includes an accrual of $2.9 million of related payroll taxes, for the Bucio case within “Other current liabilities” on the unaudited Consolidated Balance Sheets as of July 31, 2021, and $112.9 million and $142.9 million of related expense in “Selling, general and administrative expenses” in our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ending July 31, 2021, respectively.

9. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2021, we had effective tax rates of 9.7% and 28.9%, respectively, resulting in a tax benefit of $1.5 million and a tax provision of $37.4 million, respectively. During the three and nine months ended July 31, 2020, we had effective tax rates of 29.9% and (444.6)%, respectively, resulting in provisions for taxes of $24.0 million and $43.2 million, respectively. The effective tax rate for the nine months ended July 31, 2020, excluding an impairment loss of non-deductible goodwill of $163.8 million, was 28.0%. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by decreased income in 2021.
Our effective tax rate for the three months ended July 31, 2021, was impacted by a $2.9 million provision from change of tax reserves. Our effective tax rate for the three months ended July 31, 2020, was impacted by a discrete benefit of $0.8 million related to energy efficiency.
Our effective tax rate for the nine months ended July 31, 2021, was impacted by a $3.1 million provision from change of tax reserves and a $1.1 million benefit from energy efficiency incentives. Our effective tax rate for the nine months ended July 31, 2020, was impacted by an impairment loss of non-deductible goodwill as described in Note 5, a $1.9 million tax provision related to the Work Opportunity Tax Credit (“WOTC”), and a $1.2 million benefit related to energy efficiency.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 31, 2020, we deferred approximately $132 million of payroll tax, which the CARES Act requires to be remitted in equal parts by December 31, 2021, and December 31, 2022. The CARES Act did not have a material impact on our income tax provision.
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

T&M	T&M provides janitorial, facilities engineering, and parking services to industrial and high-tech manufacturing facilities.
Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
Technical Solutions	Technical Solutions specializes in mechanical and electrical services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Revenues
Business & Industry	$807.7	$756.9	$2,413.3	$2,363.4
Technology & Manufacturing	246.1	243.2	741.6	710.8
Education	208.4	188.6	632.0	596.6
Aviation	175.7	116.4	467.2	539.9
Technical Solutions	146.1	119.2	385.0	383.5
Elimination of inter-segment revenues	(40.9)	(30.1)	(106.1)	(91.1)
	$1,543.1	$1,394.1	$4,533.0	$4,503.0
Operating (loss) profit
Business & Industry	$84.7	$71.6	$255.6	$169.1
Technology & Manufacturing	25.5	24.5	79.2	60.9
Education(1)	17.7	18.3	52.8	(56.3)
Aviation(2)	10.3	(8.2)	19.3	(63.0)
Technical Solutions(3)	14.5	13.2	30.8	13.1
Government Services	—	—	(0.1)	—
Corporate(4)	(161.1)	(24.8)	(284.5)	(97.7)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.5)	(0.2)	(1.4)	(2.0)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.5)	(0.8)	(1.1)	(1.2)
	(9.4)	93.6	150.6	22.8
Income from unconsolidated affiliates	0.5	0.2	1.4	2.0
Interest expense	(6.3)	(13.8)	(22.6)	(34.5)
(Loss) income from continuing operations before income taxes	$(15.2)	$80.0	$129.4	$(9.7)
(1) Reflects impairment charges totaling $99.3 million on goodwill during the nine months ended July 31, 2020.
(2) Reflects impairment charges totaling $61.1 million on goodwill and intangible assets during the nine months ended July 31, 2020.
(3) Reflects impairment charges totaling $12.4 million on goodwill and intangible assets during the nine months ended July 31, 2020.
(4) Reflects accrued litigation settlement reserve totaling $112.9 million and $142.9 million for the Bucio case during the three and nine months ended July 31, 2021, respectively.
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

11. SUBSEQUENT EVENTS

On August 25, 2021, we entered into a purchase agreement (the “Agreement”) with Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”) and their owners. Under the terms of the Agreement, ABM will acquire Able for $830 million in cash, subject to customary adjustments for working capital and net debt. ABM will finance the acquisition with cash on hand and borrowings from our revolver under the Amended Credit Facility. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including conditions relating to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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
Liquidity, Cash Flows, and Financial Position
As of July 31, 2021, we had $505.4 million of cash and cash equivalents, and we had net cash provided by operating activities of $258.8 million during the nine months ended July 31, 2021. We have taken and continue to take actions to help preserve cash, increase liquidity, and strengthen our financial position, including:
•Amending our Credit Facility on June 28, 2021, to increase our borrowing capacity and further enhance our financial flexibility (refer to “Liquidity and Capital Resources” for more information);
•Focusing on collection of client receivables and monitoring the adequacy of our reserves;
•Extending vendor payment terms where possible;
•Utilizing certain governmental relief efforts (as further described below); and
•Suspending share repurchases under our share repurchase program.
In response to the Pandemic, Congress enacted the CARES Act on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 31, 2020, we deferred approximately $132 million of payroll tax, which the CARES Act requires to be remitted in equal parts by December 31, 2021, and December 31, 2022. The CARES Act did not have a material impact on our income tax provision. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries.
As a result of the actions taken above, we were able to strengthen our cash flow during the third quarter. As of July 31, 2021, this resulted in a borrowing capacity of $1.1 billion, reflecting covenant restrictions, in addition to the cash and cash equivalents amount noted above.
As we look to navigate the post-pandemic period and build on our 2020 Vision, we plan to make further investments in our employees, the client experience, and new technologies, which we expect will drive long-term profitable growth through an industry-based go-to-market approach. These investments should provide our employees with opportunities for career growth and development, our clients with client-facing technology, and the Company with industry-leading data, analytics, processes, and tools.

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
During the third quarter of 2021, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of November 1, 2020, through April 30, 2021. The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed. The Actuarial Review and other actuarial updates performed earlier in the year demonstrated that the changes we have made to our risk management programs continue to positively impact the frequency and severity of claims.
The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the Actuarial Review, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $29.7 million during the nine months ended July 31, 2021. During the nine months ended July 31, 2020, we decreased our total reserves related to prior year claims by $15.1 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
During the fourth quarter of 2021, we expect to perform an update to our Actuarial Review for our significant insurance programs that will use the most recent claims data and consider changes in claims development and claims payment activity for the periods analyzed. This review will be abbreviated in nature based on actual versus expected development during the periods analyzed, will rely on the key assumptions used in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs), and will include claims related to certain previously acquired businesses. This review may lead to further adjustments to our insurance reserves.
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

Key Financial Highlights
•Revenues increased by $149.0 million, or 10.7%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, primarily due to the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation, B&I, and Technical Solutions), the expansion of certain key clients within B&I, and new business within Aviation and Technical Solutions.
•We had an operating loss of $9.4 million during the three months ended July 31, 2021, as compared to an operating profit of $93.6 million during the three months ended July 31, 2020. This decrease was primarily attributed to the accrual of a legal settlement for the Bucio case, the absence of management and staff furloughs that occurred in the prior year in response to the Pandemic, and increased expenditures for certain technology projects and other enterprise initiatives. This decrease was partially offset by a reduction in bad debt expense (primarily associated with higher reserves established for client receivables in the prior year due to increasing credit risk resulting from the Pandemic) and favorable insurance claims reserve adjustments related to prior year claims based on recently completed actuarial assessments.
•Our effective tax rate on income from continuing operations was 9.7% for the three months ended July 31, 2021, as compared to 29.9% for the three months ended July 31, 2020.
•Net cash provided by operating activities was $258.8 million during the nine months ended July 31, 2021.
•Dividends of $38.2 million were paid to shareholders and dividends totaling $0.570 per common share were declared during the nine months ended July 31, 2021.
•On June 28, 2021, we amended our Credit Facility, extending the maturity date from September 1, 2022 to June 28, 2026 and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the then-remaining term loan outstanding from $620.0 million to $650.0 million. At July 31, 2021, total outstanding borrowings under our Amended Credit Facility were $660.0 million. At July 31, 2021, we had up to $1.1 billion of borrowing capacity, reflecting covenant restrictions.

Results of Operations

Three Months Ended July 31, 2021 Compared with the Three Months Ended July 31, 2020
Consolidated

	Three Months Ended July 31,
(in millions, except per share amounts)	2021	2020	Increase / (Decrease)
Revenues	$1,543.1	$1,394.1	$149.0	10.7%
Operating expenses	1,288.1	1,174.9	113.2	9.6%
Gross margin	16.5%	15.7%	80 bps
Selling, general and administrative expenses	253.8	113.7	140.1	NM*
Amortization of intangible assets	10.6	11.8	(1.2)	(10.2)%
Operating (loss) profit	(9.4)	93.6	(103.0)	NM*
Income from unconsolidated affiliates	0.5	0.2	0.3	NM*
Interest expense	(6.3)	(13.8)	7.5	54.4%
(Loss) income from continuing operations before income taxes	(15.2)	80.0	(95.2)	NM*
Income tax benefit (provision)	1.5	(24.0)	25.5	NM*
(Loss) income from continuing operations	(13.7)	56.0	(69.7)	NM*
Income from discontinued operations, net of taxes	—	—	—	NM*
Net (loss) income	(13.7)	56.0	(69.7)	NM*
Other comprehensive (loss) income
Interest rate swaps	0.7	0.7	—	1.9%
Foreign currency translation and other	0.1	4.3	(4.2)	(96.6)%
Income tax provision	(0.2)	(0.2)	—	(7.0)%
Comprehensive (loss) income	$(13.1)	$60.8	$(73.9)	NM*
*Not meaningful
Revenues
Revenues increased by $149.0 million, or 10.7%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. This increase was primarily due to the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation, B&I, and Technical Solutions) and expansion of certain key clients within B&I, and new business within Aviation and Technical Solutions.
Operating Expenses
Operating expenses increased by $113.2 million, or 9.6%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Gross margin increased by 80 bps to 16.5% in the three months ended July 31, 2021, from 15.7% in the three months ended July 31, 2020. The increase in gross margin was primarily driven by a self insurance reserve adjustment related to prior year claims.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $140.1 million during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase in selling, general and administrative expenses was primarily attributable to:
•a $114.1 million increase in legal costs and settlements, of which $112.9 million was attributed to the accrual of a legal settlement for the Bucio case;
•a $17.1 million increase in certain technology projects and other enterprise initiatives;
•a $16.2 million increase in compensation and related expenses, primarily attributable to the absence of management and staff labor reductions that occurred in the prior period due to the Pandemic, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching. The increase was also driven by updated assessments regarding financial performance target achievements in connection with certain cash incentive plans and performance share awards; and
•a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system.
This increase was partially offset by:
•an $11.5 million decrease in bad debt expense, primarily associated with higher reserves established for client receivables in the prior year, due to increasing credit risk resulting from the Pandemic; and
•a $7.8 million decrease in prior year medical and dental self-insurance reserves as a result of actuarial evaluations completed in the three months ended July 31, 2021.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.2 million, or 10.2%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The decrease was primarily due to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Interest Expense
Interest expense decreased by $7.5 million, or 54.4%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, primarily due to lower relative interest rates in the current year and lower outstanding borrowings under our credit facility.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations for the three months ended July 31, 2021, and July 31, 2020, were 9.7% and 29.9%, respectively, resulting in a tax benefit of $1.5 million and a tax provision of $24.0 million, respectively.
Our effective tax rate for the three months ended July 31, 2021, was impacted by a $2.9 million provision from a change of tax reserves. Our effective tax rate for the three months ended July 31, 2020, was impacted by a discrete benefit of $0.8 million related to energy efficiency. The difference between the effective tax rate and statutory rate is primarily related to tax credits. The rate difference between periods is driven by decreased income in 2021.
Interest Rate Swaps
We had a gain of $0.7 million on interest rate swaps during the three months ended July 31, 2021 and July 31, 2020, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
Foreign currency translation gain decreased $4.2 million during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the Great Britain Pound (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
(in millions)	2021	2020	Increase / (Decrease)
Revenues
Business & Industry	$807.7	$756.9	$50.8	6.7%
Technology & Manufacturing	246.1	243.2	2.9	1.2%
Education	208.4	188.6	19.8	10.5%
Aviation	175.7	116.4	59.3	51.0%
Technical Solutions	146.1	119.2	26.9	22.7%
Elimination of inter-segment revenues	(40.9)	(30.1)	(10.8)	(36.0)%
	$1,543.1	$1,394.1	$149.0	10.7%
Operating (loss) profit
Business & Industry	$84.7	$71.6	$13.1	18.2%
Operating profit margin	10.5%	9.5%	102 bps
Technology & Manufacturing	25.5	24.5	1.0	3.9%
Operating profit margin	10.4%	10.1%	27 bps
Education	17.7	18.3	(0.6)	(3.3)%
Operating profit margin	8.5%	9.7%	(121) bps
Aviation	10.3	(8.2)	18.5	NM*
Operating margin	5.9%	(7.0)%	NM*
Technical Solutions	14.5	13.2	1.3	10.1%
Operating profit margin	9.9%	11.1%	(113) bps
Corporate	(161.1)	(24.8)	(136.3)	NM*
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.5)	(0.2)	(0.3)	NM*
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.5)	(0.8)	0.3	38.0%
	$(9.4)	$93.6	$(103.0)	NM*
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$807.7	$756.9	$50.8	6.7%
Operating profit	84.7	71.6	13.1	18.2%
Operating profit margin	10.5%	9.5%	102 bps
B&I revenues increased by $50.8 million, or 6.7%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase was primarily attributable to the targeted expansion of certain key clients and the recovery of certain accounts as Pandemic disruptions eased in both our U.S. and U.K. businesses. Management reimbursement revenues for this segment totaled $47.5 million and $42.6 million for the three months ended July 31, 2021 and 2020, respectively.
Operating profit increased by $13.1 million, or 18.2%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Operating profit margin increased by 102 bps to 10.5% in the three months ended July 31, 2021, from 9.5% in the three months ended July 31, 2020. The increase in operating profit margin was primarily due to a decrease in bad debt expense as higher reserves were recorded in the prior year, mainly associated with increasing credit risk resulting from the Pandemic.

Technology & Manufacturing
	Three Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$246.1	$243.2	$2.9	1.2%
Operating profit	25.5	24.5	1.0	3.9%
Operating profit margin	10.4%	10.1%	27 bps
T&M revenues increased by $2.9 million, or 1.2%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase was primarily attributable to new business, partially offset by a decrease in work orders for Pandemic-related demands.
Operating profit increased by $1.0 million, or 3.9%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Operating profit margin increased by 27 bps to 10.4% in the three months ended July 31, 2021, from 10.1% in the three months ended July 31, 2020. The increase in operating profit margin was primarily attributable to a decrease in bad debt expense as higher reserves were recorded in the prior year mainly associated with increasing credit risk resulting from the Pandemic. This increase was partially offset by a decrease in work orders, which have higher margins.

Education
	Three Months Ended July 31,
($ in millions)	2021	2020	Increase / (Decrease)
Revenues	$208.4	$188.6	$19.8	10.5%
Operating profit	17.7	18.3	(0.6)	(3.3)%
Operating profit margin	8.5%	9.7%	(121) bps
Education revenues increased by $19.8 million, or 10.5%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase was primarily attributable to a recovery in the volume of our business for certain accounts as schools gradually reopened and an increase in work orders as a result of Pandemic-related demands.
We had an operating profit of $17.7 million during the three months ended July 31, 2021, as compared to an operating profit of $18.3 million during the three months ended July 31, 2020. Operating margin decreased by 121 bps to 8.5% in the three months ended July 31, 2021, from 9.7% in the three months ended July 31, 2020. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to the recovery in headcount as schools reopen. Operating margin was positively impacted by a decrease in bad debt expense, driven by net recoveries of certain previously reserved receivables and lower amortization of intangible assets.

Aviation
	Three Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$175.7	$116.4	$59.3	51.0%
Operating profit (loss)	10.3	(8.2)	18.5	NM*
Operating margin	5.9%	(7.0)%	NM*
*Not meaningful
Aviation revenues increased by $59.3 million, or 51.0%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase was primarily attributable to a recovery in the volume of our U.S. and U.K. businesses due to less Pandemic-related travel restrictions and new parking-related services. Management reimbursement revenues for this segment totaled $13.4 million and $14.8 million for the three months ended July 31, 2021 and 2020, respectively.
We had an operating profit of $10.3 million during the three months ended July 31, 2021, as compared to an operating loss of $8.2 million during the three months ended July 31, 2020. Operating margin increased to 5.9% in the three months ended July 31, 2021 from (7.0)% in the three months ended July 31, 2020. The increase was primarily attributable to the management of direct labor and related personnel costs during the Pandemic and growth in parking and transportation contracts which have higher margins.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2021	2020	Increase / (Decrease)
Revenues	$146.1	$119.2	$26.9	22.7%
Operating profit	14.5	13.2	1.3	10.1%
Operating profit margin	9.9%	11.1%	(113) bps
Technical Solutions revenues increased by $26.9 million, or 22.7%, during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. This increase was primarily attributable to an increase in the volume of our U.S. and U.K. businesses due to the easing of Pandemic-related lockdowns, which provided access to facilities that were previously restricted. In addition, the revenue increase was driven by growth in electric vehicle charging station installation sales.
We had an operating profit of $14.5 million during the three months ended July 31, 2021, as compared to an operating profit of $13.2 million during the three months ended July 31, 2020. Operating margin decreased by 113 bps to 9.9% in the three months ended July 31, 2021 from 11.1% in the three months ended July 31, 2020. The decrease in operating margin was primarily attributable to the absence of management and staff employee furloughs that occurred in the prior period.

Corporate
	Three Months Ended July 31,
($ in millions)	2021	2020	Increase
Corporate expenses	$(161.1)	$(24.8)	$(136.3)	NM*
*Not meaningful
Corporate expenses increased by $136.3 million during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The increase in corporate expenses was primarily attributable to:
•a $114.5 million increase in legal costs and settlements, of which $112.9 million was attributed to the accrual of a legal settlement for the Bucio case;
•a $17.1 million increase in certain technology projects and other enterprise initiatives;
•a $10.9 million increase in compensation and related expenses, primarily due to the absence of management and staff labor reductions that occurred in the prior period due to the Pandemic, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching. The increase was also driven by updated assessments regarding financial performance target achievements in connection with certain cash incentive plans and performance share awards; and
•a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system.
This increase was partially offset by:
•a $9.8 million decrease in self-insurance reserve adjustments related to prior year claims as a result of an actuarial evaluation completed in the three months ended July 31, 2021; and
•a $7.8 million decrease in prior year medical and dental self-insurance reserves as a result of actuarial evaluations completed in the three months ended July 31, 2021.

Results of Operations

Nine Months Ended July 31, 2021 Compared with the Nine Months Ended July 31, 2020
Consolidated

	Nine Months Ended July 31,
(in millions)	2021	2020	Increase / (Decrease)
Revenues	$4,533.0	$4,503.0	$30.0	0.7%
Operating expenses	3,812.0	3,914.8	(102.8)	(2.6)%
Gross margin	15.9%	13.1%	284 bps
Selling, general and administrative expenses	538.3	350.8	187.5	53.5%
Restructuring and related	—	5.0	(5.0)	NM*
Amortization of intangible assets	32.1	37.0	(4.9)	(13.2)%
Impairment loss of goodwill and other intangibles	—	172.8	(172.8)	NM*
Operating profit	150.6	22.8	127.8	NM*
Income from unconsolidated affiliates	1.4	2.0	(0.6)	(31.4)%
Interest expense	(22.6)	(34.5)	11.9	34.5%
Income (loss) from continuing operations before income taxes	129.4	(9.7)	139.1	NM*
Income tax provision	(37.4)	(43.2)	5.8	13.3%
Income (loss) from continuing operations	92.0	(52.9)	144.9	NM*
Income from discontinued operations, net of taxes	—	0.1	(0.1)	NM*
Net income (loss)	92.0	(52.8)	144.8	NM*
Other comprehensive income (loss)
Interest rate swaps	3.5	(9.2)	12.7	NM*
Foreign currency translation and other	5.3	0.5	4.8	NM*
Income tax (provision) benefit	(1.0)	2.5	(3.5)	NM*
Comprehensive income (loss)	$99.9	$(59.0)	$158.9	NM*
*Not meaningful
Revenues
Revenues increased by $30.0 million, or 0.7%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase was primarily due to an increase in work orders, primarily as a result of the Pandemic, and the expansion of certain accounts and new business within B&I and T&M. However, this increase was partially offset by the impact of Pandemic-related disruptions (primarily within Aviation).
Operating Expenses
Operating expenses decreased by $102.8 million, or 2.6%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Gross margin increased by 284 bps to 15.9% in the nine months ended July 31, 2021 from 13.1% in the nine months ended July 31, 2020. The increase in gross margin was primarily associated with an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I, T&M, and Education) and higher margins on new business within B&I and Aviation. The increase in gross margin was also driven by self-insurance reserve adjustments.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $187.5 million, or 53.5%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase in selling, general and administrative expenses was primarily attributable to:
•a $146.7 million increase in legal costs and settlements, of which $142.9 million was attributed to the accrual of a legal settlement for the Bucio case;

•a $34.2 million increase in certain technology projects and other enterprise initiatives, including marketing events;
•a $27.4 million increase in compensation and related expenses, primarily driven by updated assessments regarding financial performance target achievements in connection with certain performance share awards and cash incentive plans. The increase was also due to the absence of management and staff labor reductions that occurred in the prior period due to the Pandemic, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching; and
•a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system.
This increase was partially offset by:
•a $20.8 million decrease in bad debt expense, primarily associated with higher reserves established for client receivables in the prior year due to increasing credit risk resulting from the Pandemic; and
•an $11.7 million decrease in prior year medical and dental self-insurance reserves as a result of actuarial evaluations completed in the nine months ended July 31, 2021.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $5.0 million during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. We substantially completed the restructuring program by the end of fiscal year 2020.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $4.9 million, or 13.2%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. This decrease was due to the lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During the nine months ended July 31, 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic. We did not record any impairment charges to goodwill or intangible assets during the nine months ended July 31, 2021.
Interest Expense
Interest expense decreased by $11.9 million, or 34.5%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020, primarily due to lower relative interest rates in the current year and lower outstanding borrowings under our credit facility.
Income Taxes from Continuing Operations
Our effective tax rates on income from continuing operations, for the nine months ended July 31, 2021 and July 31, 2020 were 28.9% and (444.6)%, respectively, resulting in provisions for taxes of $37.4 million and $43.2 million, respectively. The effective tax rate for the nine months ended July 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 28.0%.
Our effective tax rate for the nine months ended July 31, 2021 was impacted by a $3.1 million provision from change of tax reserves and a $1.1 million benefit from energy efficiency incentives. Our effective tax rate for the nine months ended July 31, 2020 was impacted by the impairment of non-deductible goodwill, a $1.9 million tax provision related to WOTC, and a $1.2 million benefit related to energy efficiency.

Interest Rate Swaps
We had a gain of $3.5 million on interest rate swaps during the nine months ended July 31, 2021, as compared to a loss of $9.2 million during the nine months ended July 31, 2020, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    Foreign currency translation gain increased $4.8 million during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
(in millions)	2021	2020	Increase / (Decrease)
Revenues
Business & Industry	$2,413.3	$2,363.4	$49.9	2.1%
Technology & Manufacturing	741.6	710.8	30.8	4.3%
Education	632.0	596.6	35.4	5.9%
Aviation	467.2	539.9	(72.7)	(13.5)%
Technical Solutions	385.0	383.5	1.5	0.4%
Elimination of inter-segment revenues	(106.1)	(91.1)	(15.0)	(16.5)%
	$4,533.0	$4,503.0	$30.0	0.7%
Operating profit
Business & Industry	$255.6	$169.1	$86.5	51.2%
Operating profit margin	10.6%	7.2%	344 bps
Technology & Manufacturing	79.2	60.9	18.3	30.2%
Operating profit margin	10.7%	8.6%	212 bps
Education	52.8	(56.3)	109.1	NM*
Operating margin	8.3%	(9.4)%	NM*
Aviation	19.3	(63.0)	82.3	NM*
Operating margin	4.1%	(11.7)%	NM*
Technical Solutions	30.8	13.1	17.7	NM*
Operating profit margin	8.0%	3.4%	458 bps
Government Services	(0.1)	—	(0.1)	NM*
Operating margin	—	—	— bps
Corporate	(284.5)	(97.7)	(186.8)	NM*
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.4)	(2.0)	0.6	31.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(1.1)	(1.2)	0.1	11.6%
	$150.6	$22.8	$127.8	NM*
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$2,413.3	$2,363.4	$49.9	2.1%
Operating profit	255.6	169.1	86.5	51.2%
Operating profit margin	10.6%	7.2%	344 bps
B&I revenues increased by $49.9 million, or 2.1%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase was primarily attributable an increase in work orders (primarily as a result of the Pandemic), targeted expansion of key clients, and new business. The increase was partially offset due to account compression resulting from Pandemic-related disruptions in certain markets within both our U.S. and U.K. businesses. Management reimbursement revenues for this segment totaled $134.1 million and $178.0 million for the nine months ended July 31, 2021 and 2020, respectively.
Operating profit increased by $86.5 million, or 51.2%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Operating profit margin increased by 344 bps to 10.6% in the nine months ended July 31, 2021, from 7.2% in the nine months ended July 31, 2020. The increase in operating profit margin was primarily associated with higher margins on certain accounts in both our U.S. and U.K businesses and an increase in work orders, which have higher margins. Additionally, operating margin was positively impacted by a decrease in bad debt expense as higher reserves were recorded in the prior year mainly associated with increasing credit risk resulting from the Pandemic.

Technology & Manufacturing
	Nine Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$741.6	$710.8	$30.8	4.3%
Operating profit	79.2	60.9	18.3	30.2%
Operating profit margin	10.7%	8.6%	212 bps
T&M revenues increased by $30.8 million, or 4.3%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic) and new business.
Operating profit increased by $18.3 million, or 30.2%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Operating profit margin increased by 212 bps to 10.7% in the nine months ended July 31, 2021, from 8.6% in the nine months ended July 31, 2020. The increase in operating profit margin was primarily attributable to higher margins on work orders and a decrease in bad debt expense as higher reserves were recorded in the prior year mainly associated with increasing credit risk resulting from the Pandemic.

Education
	Nine Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$632.0	$596.6	$35.4	5.9%
Operating profit (loss)	52.8	(56.3)	109.1	NM*
Operating margin	8.3%	(9.4)%	NM*
*Not meaningful
Education revenues increased by $35.4 million, or 5.9%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase was primarily attributable to an increase in work orders (primarily as a result of the Pandemic).
Education had an operating profit of $52.8 million during the nine months ended July 31, 2021, as compared to an operating loss of $56.3 million during the nine months ended July 31, 2020. Operating margin increased to 8.3% in the nine months ended July 31, 2021, from (9.4)% in the nine months ended July 31, 2020. The increase in operating margin was primarily attributable to the absence of prior year impairment charges of $99.3 million on goodwill due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, the increase in operating margin was impacted by an increase in work orders with higher margins as a result of the Pandemic. Operating margin was negatively impacted by increased direct labor and related costs as schools started to reopen.

Aviation
	Nine Months Ended July 31,
($ in millions)	2021	2020	(Decrease) / Increase
Revenues	$467.2	$539.9	$(72.7)	(13.5)%
Operating profit (loss)	19.3	(63.0)	82.3	NM*
Operating margin	4.1%	(11.7)%	NM*
*Not meaningful
Aviation revenues decreased by $72.7 million, or 13.5%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The decrease was primarily attributable to travel restrictions and a dramatic decline in passenger demand resulting from the Pandemic. Significant volume reductions impacted janitorial, transportation, parking, passenger services, and catering accounts. The decrease was partially offset by

Pandemic-related cleaning services and new parking-related services. Management reimbursement revenues for this segment totaled $39.9 million and $61.4 million for the nine months ended July 31, 2021 and 2020, respectively.
Aviation had an operating profit of $19.3 million during the nine months ended July 31, 2021, as compared to an operating loss of $63.0 million during the nine months ended July 31, 2020. Operating margin increased to 4.1% in the nine months ended July 31, 2021, from (11.7)% in the nine months ended July 31, 2020. The increase in operating margin was primarily attributable to the absence of prior year impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, operating margin increased due to the management of direct labor and related personnel costs during the Pandemic, higher margins on Pandemic-related cleaning services, and growth in parking and transportation contracts, which have higher margins.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2021	2020	Increase
Revenues	$385.0	$383.5	$1.5	0.4%
Operating profit	30.8	13.1	17.7	NM*
Operating profit margin	8.0%	3.4%	458 bps
*Not meaningful
Technical Solutions revenues increased by $1.5 million, or 0.4%, during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase was primarily attributable to an increase in the volume of our U.K. businesses due to the easing of Pandemic-related lockdowns, which provided access to facilities that were previously restricted. This increase was offset by a slower than expected ability to convert our active projects, otherwise defined as churn rate, due to regional access restrictions in our U.S. business resulting from the Pandemic.
We had an operating profit of $30.8 million during the nine months ended July 31, 2021, as compared to an operating profit of $13.1 million during the nine months ended July 31, 2020. Operating margin increased by 458 bps to 8.0% in the nine months ended July 31, 2021 from 3.4% in the nine months ended July 31, 2020. The increase in operating profit margin was primarily attributable to the absence of prior year impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business due to the adverse impact of market and business conditions resulting from the Pandemic. Additionally, the increase in profit margin was positively impacted by the management of indirect operating, selling, and project-related expenses.

Corporate
	Nine Months Ended July 31,
($ in millions)	2021	2020	Increase
Corporate expenses	$(284.5)	$(97.7)	$(186.8)	NM*
*Not meaningful
    Corporate expenses increased by $186.8 million during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. The increase in corporate expenses was primarily attributable to:
•a $147.2 million increase in legal costs and settlements, of which $142.9 million was attributed to the accrual of a legal settlement for the Bucio case;
•a $34.2 million increase in certain technology projects and other enterprise initiatives, including marketing events;
•a $29.2 million increase in compensation and related expenses, primarily due to updated assessments regarding financial performance target achievements in connection with certain performance share awards and cash incentive plans. The increase was also driven by corporate and staff labor reductions that occurred in the prior period due to the Pandemic, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching; and
•a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system.
This increase was partially offset by:
•a $14.6 million decrease in self-insurance reserve adjustments related to prior year claims as a result of actuarial evaluations completed in the nine months ended July 31, 2021;
•an $11.7 million decrease in prior year medical and dental self-insurance reserves as a result of actuarial evaluations completed in nine months ended July 31, 2021; and
•a $5.0 million decrease in restructuring and related expenses due to the completion of our restructuring program in fiscal year 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our Amended Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, share repurchases, and strategic initiatives, including technology transformation. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we will continue to rely on our Amended Credit Facility for any long-term funding not provided by operating cash flows.
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
We have taken and continue to take certain steps to preserve liquidity. We have also actively managed direct labor and related personnel costs, including: imposing furloughs or reduced hours for certain frontline employees in markets significantly impacted by business slowdowns and shutdowns; managing our operating expenditures and certain selling, general and administrative expenses; and suspending share repurchases under our share repurchase program. In addition, we continue focusing on collection of customer receivables, monitoring the adequacy of our reserves, and extending vendor payment terms where possible. We evaluated the business tax provisions of the CARES Act and have deferred remittance of approximately $132 million of payroll tax through December 31, 2020, which the CARES Act requires to be remitted by December 31, 2021, and December 31, 2022, in equal parts.
We believe that our operating cash flows and borrowing capacity under our Amended Credit Facility are sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolving line of credit (the “revolver”) and an $800.0 million amortizing term loan, both of which were scheduled to mature on September 1, 2022. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018.
On June 28, 2021, the Company amended and restated the Credit Facility, extending the maturity date to June 28, 2026, and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the then-remaining term loan outstanding from $620.0 million to $650.0 million. The Amendment also removed the anti-cash hoarding mandatory prepayment requirement as well as other restrictions that limited our ability to make acquisitions, share repurchases, and other defined restricted payments. The Amendment also modified certain financial covenants, terms, interest rates, interest margins, and commitment fees applicable to loans and commitments under the prior Credit Facility. The Amended Credit Facility provides for the issuance of up to $350.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Amended Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at the interest rate of the Euro Interbank Offered Rate (EURIBOR) and the daily Sterling Overnight Index Average (SONIA) reference rate, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At July 31, 2021, the weighted average interest rate on our outstanding borrowings was 1.59%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2021, we were in compliance with these covenants.
During the three and nine months ended July 31, 2021, we made principal payments of $8.1 million and $68.1 million, respectively, under the term loan. At July 31, 2021, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $660.0 million. At July 31, 2021, we had up to $1.1 billion of borrowing capacity, reflecting covenant restrictions.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority, the regulator of LIBOR, announced that the USD LIBOR rates will no longer be published after June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point which may impact our Amended Credit Facility and interest rate swaps. Our current credit agreement as well as our International Swaps and Derivatives Association, Inc. agreement provide for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards. Additionally, our interest rate swaps mature before June 30, 2023. As such, we do not anticipate a material impact related to the LIBOR transition and will continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate.
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
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. Due to the market and business conditions arising from the Pandemic, we have suspended further repurchases of our common stock since March 2020. At July 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
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

	Nine Months Ended July 31,
(in millions)	2021	2020
Net cash provided by operating activities	$258.8	$258.8
Net cash used in investing activities	(21.2)	(18.1)
Net cash used in financing activities	(128.7)	(68.1)
Operating Activities
Net cash provided by operating activities was $258.8 million during the nine months ended July 31, 2021 and July 31, 2020 and was primarily driven by the timing of client receivable collections, vendor payments, and deferred remittance of payroll taxes under the CARES Act.
Investing Activities
Net cash used in investing activities increased by $3.1 million during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. This increase was primarily related to the absence of proceeds from the redemption of an auction rate security, partially offset by lower additions to property, plant and equipment in the current year.
Financing Activities
Net cash used in financing activities was $128.7 million during the nine months ended July 31, 2021, as compared to net cash used in financing activities of $68.1 million during the nine months ended July 31, 2020. The increase was primarily driven by a decrease in book overdraft payables due to the timing of payments of vendor invoices and an increase in net repayments on borrowings from our Amended Credit Facility.

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
There were no other changes in our internal control over financial reporting during the third quarter of 2021 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the third quarter of 2021. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 8, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
A discussion of our risk factors can be found in Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 17, 2020. The information below includes additional risks relating to the pending acquisition (the “Able Acquisition”) of Crown Building Maintenance Co., Crown Energy Services, Inc. and their subsidiaries (collectively, “Able”). The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Risks Relating to our Planned Acquisition of Able
The Able Acquisition may not occur at all or may not occur in the expected time frame.
On August 25, 2021, we entered into a purchase agreement (the “Agreement”) with Able, pursuant to which, among other things, and subject to the satisfaction or waiver of specified conditions, we will acquire Able.
The consummation of the Able Acquisition is not assured. The Able Acquisition is subject to risks and uncertainties, including the risk that the necessary regulatory approvals will not be obtained or that other closing conditions will not be satisfied. We cannot predict whether or when such conditions will be satisfied and, accordingly, the Able Acquisition may be delayed or may not be completed.

In addition, if the Able Acquisition is not completed by May 25, 2022 (subject to the parties each being entitled to extend the date for an additional three months if required antitrust approvals have not yet been obtained), either party may choose to terminate the Agreement and not proceed with the Able Acquisition.
Failure to complete the Able Acquisition could negatively impact the price of our common shares as well as our future business and financial results.
If the Able Acquisition is not completed for any reason, our business and financial results may be adversely affected, including as follows:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common shares;
•the manner in which clients, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for new business or obtain renewals in the marketplace more broadly;
•we may experience negative reactions from employees, which may adversely affect, among other things, productivity; and
•we will have expended significant time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may be adversely affected.
The Able Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share, which may negatively affect the market price of our common shares.
The Able Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share. Estimates of our earnings per share in the future are based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution, or cause greater dilution than is currently expected, including:
•adverse changes in market conditions;
•competitive conditions;
•operating results;
•laws and regulations affecting the facilities services industry;
•the COVID-19 pandemic;
•capital expenditure obligations;
•higher than expected integration costs;
•lower than expected synergies; and
•general economic conditions.
Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common shares to decline.
We are subject to business uncertainties while the Able Acquisition is pending, which could adversely affect our business.
Uncertainty about the effect of the Able Acquisition on employees, suppliers, and clients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the Able Acquisition is completed and for a period of time thereafter, and could cause our suppliers, clients, and others that deal with us to seek to change their existing business relationships with us.
We may not realize the growth opportunities and cost synergies that are anticipated from the Able Acquisition or may experience other difficulties integrating Able.
The benefits that are expected to result from the Able Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Able Acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on a number of factors. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Able. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities or the activities of the Able business. Members of our senior management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing clients, and attract new clients. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Able. The failure to do so could have an adverse effect on our business, financial condition, results of operations, and cash flow.
Even if we are able to integrate Able successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from the integration, and we cannot guarantee these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Able. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Able Acquisition may be offset by costs incurred to integrate the business or delays in the integration process. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of client and other relationships, and loss of key employees, any of which may adversely affect our results of operations and may cause our stock price to decline.
Following completion of the proposed Able Acquisition, our debt may limit our financial flexibility.

On June 28, 2021, we entered into an amendment to our credit facility (the “Amended Credit Facility”) that increased our revolving credit facilities from $800 million to $1.3 billion and extended the maturity date of the revolving credit facilities and the term facility to June 28, 2026. We expect to borrow funds under the Amended Credit Facility to complete the Able Acquisition. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. The 2019 Share Repurchase Program may be suspended or discontinued at any time without prior notice. Due to the market and business conditions arising from the Pandemic, we have suspended further repurchases of our common stock since March 2020. At July 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
2.1
Purchase Agreement, dated August 25, 2021, among Crown Building Maintenance Co., Crown Energy Services, Inc., ABM Industries Incorporated and the sellers and sellers’ representative party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 25, 2021)

10.1†
Fourth Amendment, dated as of June 28, 2021, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent

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

ABM Industries Incorporated

September 9, 2021	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 9, 2021	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Controller and Treasurer (Principal Accounting Officer)