Form 10-K
period 2021-10-31
ABM INDUSTRIES INC /DE/
filed 2021-12-22
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2021 as reported on the New York Stock Exchange on that date: $3,412,315,302

Number of shares of the registrant’s common stock outstanding as of December 21, 2021: 67,317,979
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility solutions with a mission to make a difference, every person, every day. Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Since that time, we have grown into a multi-segment facility solutions company, primarily through strategic acquisitions and new service offerings, increasing our revenue from $3 billion to more than $6 billion.
The acquisition of OneSource in 2007 bolstered ABM as a leader in the janitorial market, while the Linc Group acquisition in 2010 established ABM as a “facility solutions” company with new service offerings, including lighting, mechanical, and electrical “technical solutions.” With demand increasing for industry-specific service providers, in 2012 we purchased Air Serv and established our first industry group, “aviation.” In recent years, we have strategically acquired companies in the United Kingdom (“U.K.”), particularly with the GBM and Westway acquisitions, which expanded our janitorial and technical solutions businesses overseas.
In 2015, we began a comprehensive transformational initiative (“2020 Vision”) to drive long-term, profitable growth through an industry-based, go-to-market approach. As part of this initiative, we centralized key functional areas, strengthened our sales capabilities, and initiated investments in service delivery tools and processes to help support standard operating practices that we believe are foundational to our long-term success.
As part of the transformation initiative, we also evaluated all of our service offerings and sold our Security and Government Services businesses, which did not align with our long-term focus on industry groups.
In 2017, we acquired GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities, for approximately $1.3 billion, the largest acquisition in ABM history. The acquisition accelerated the Company’s position as a leading facility solutions provider in the education market.
In 2021, we acquired Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”), a leading facilities services company headquartered in San Francisco, California, with the goal to provide additional scaling to the Company’s core businesses and key geographies and bolstering ABM’s janitorial and facilities services service lines. In addition, the acquisition of Able (“the Able Acquisition”) further expands ABM’s sustainability and energy efficiency offerings amid growing demand for environmentally responsible solutions.
As a result of these strategic changes, we have strengthened our ability to offer Janitorial, Parking, Facilities Services, Building & Energy Solutions, and Airline Services, on a standalone basis or in combination, and positioned ourselves as a leading integrated facilities management company.

Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
Forward-Looking Strategic Plan
Leveraging the various accomplishments achieved through 2020 Vision, the Company is embarking on the next step of our journey with a multi-year strategic plan called ELEVATE. Our new strategy is designed to strengthen our industry leadership position through end-market repositioning and build on our core services, which we expect will drive significant long-term value for our stakeholders.
Over the next four years, we plan to make significant investments totaling $150 - $175 million and implement various measures with the aim to ELEVATE:

•the client experience, by serving as a trusted advisor who can provide innovative multiservice solutions and consistent service delivery;

•the team member experience, by investing in workforce management, training, developing the next generation of ABM leaders, and building on our inclusive culture; and

•our use of technology and data to power client and employee experiences with cutting-edge data and analytics, processes, and tools that will fundamentally change how we operate our business.

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

Segment and Geographic Financial Information
Our current reportable segments consist of Business & Industry (“B&I”), Technology & Manufacturing (“T&M”), Education, Aviation, and Technical Solutions. The newly acquired Able is integrated within our B&I reportable segment. For segment and geographic financial information, see Note 17, “Segment and Geographic Information,” in the Notes to consolidated financial statements.

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

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements. One client accounted for approximately 16% of revenues for this segment in 2021.

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
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2021, 2020, or 2019.
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
Corporate Responsibility and Sustainability
As a company with more than 110 years of history and experience, we understand the need to embed and integrate corporate responsibility into and within our business practices and commit to sustainable operations to create value and support the long-term success of our business, shareholders, employees, and clients.
Our strategy has evolved over the years to align with our stakeholders’ expectations regarding environmental, social, and governance (“ESG”) policies. We have established three strategic axes of our sustainability strategy based on the topics that are critical to our business: doing business in a responsible way to ensure compliance with ethical business practices and bring sustainable services to the market; ensuring the well-being and professional development of our employees; and managing our carbon footprint to grow environmentally friendly practices.
Our Board of Directors and its Stakeholder and Enterprise Risk Committee are responsible for the Company’s activities and practices relating to social, environmental, and public policy matters. Additionally, our internal sustainability team works in cross functional collaboration with departments throughout and across the enterprise to advance our sustainability and ESG strategies.
Since 2011, we have voluntarily published a Sustainability Report on an annual basis in alignment with the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address our business, our employees, and the environment. More information about our sustainability performance, progress, and goals can be found in the corporate sustainability section of our corporate website.
Human Capital
Our employees are the driving force behind everything we do, and supporting our employees is a foundational value for the Company. Direct labor costs represented 68% of our total revenue for fiscal year 2021. As of October 31, 2021, we employed approximately 124,000 employees, of whom approximately 44,000, or 35%, were subject to various local collective bargaining agreements. As of October 31, 2021, our frontline employees represented 93% of our total workforce, while staff and management employees represented the other 7%.
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
Business ethics
Our Code of Business Conduct ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Business Conduct serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. We provide a comprehensive annual training and certification program on our Code of Business Conduct for our Board of Directors and all of our staff and management employees.
Human resources, hiring, and training
With a team of approximately 124,000 employees across the United States, United Kingdom, and other locations, we continue to make investments in our human resources (“HR”) organization and structure toward centralized and standardized hiring and training practices, including incorporating modeling and advanced analytics in our HR processes to drive improvement in the retention and engagement of our frontline employees, who constitute the majority of our workforce.
In fiscal year 2021, we successfully piloted a frontline leadership training program, which we plan to formally launch enterprise-wide. Through this program, we are aiming to develop the management and coaching skills of frontline supervisors to improve the employee experience, create an environment for career growth, and increase retention.
We also enhanced recruiting strategies to keep our client facilities staffed and improve our ability to hire in a more efficient manner. Specifically, in fiscal year 2021, we introduced a rapid recruiting program that expands the reach of our talent acquisition efforts through new processes, strategic solutions, and targeted marketing efforts to better attract and retain talent.
Team Member Experience is one of the main pillars of our ELEVATE strategy. We plan to make significant investments to attract, develop, and retain talent and to help our operators manage labor more efficiently, including the development of a new applicant tracking system and enhanced workforce management tools.
Our online training platform, ABM University, provides our staff and management employees with access to a multitude of training courses, videos, reference material, and other tools. Outside of ABM University our frontline employees receive on-the-job training to ensure we are executing for our clients.
Compensation and employee benefits
In addition to competitive wages and salaries, we provide all of our employees access to a variety of health and wellness benefits, including a 24/7 employee assistance program, as well as the addition of telemedicine benefits and a dedicated COVID-19 employee resource site in response to the Novel Coronavirus (“COVID-19”) Pandemic (the “Pandemic”). Our comprehensive benefits offerings are designed to meet the needs of our employees.
Labor relations
With approximately 44,000 union-represented employees, we are party to more than 300 collective bargaining agreements nationwide, with more than 20 major labor unions. Our collective bargaining agreements include regional multiemployer agreements covering thousands of employees as well as localized site agreements covering smaller groups. We strive to interact with our labor partners in an atmosphere of mutual respect, and we always seek to resolve any dispute in an equitable manner.
Safe working environment
The cornerstone of our comprehensive risk management and safety program is safety awareness. We have established a “safety-first” culture through various programs and initiatives including, but not limited to, incorporation into our daily shift protocols, training, and alignment with our corporate incentive plans. Our safety programs for fiscal year 2021 helped produce claim frequency reductions.
A critical component of ABM’s commitment to fostering a professional and safe working environment for all of our employees is our zero tolerance for sexual and other unlawful harassment. For example, in recent years, we have taken actions to further strengthen our safeguards against harassment, including expanding our robust anti-harassment trainings and policies. We take any claim of unlawful harassment seriously and remain committed to providing a safe workplace for all.
Culture and inclusion
Grounded by our values and guided by our mission, we employ approximately 124,000 individuals from all backgrounds with the talent, experience, and compassion that enable us to best deliver for those we serve. We cultivate a culture aimed at ensuring that our employees feel seen, heard, and valued.
Diversity, inclusion, equity, and belonging are core to this culture. Inviting different perspectives and driving inclusion enables us to connect meaningfully, adapt, and innovate. In 2020, we established the Company’s Culture and Inclusion Leadership Council, supported by our executive leadership team and guided by our employees. This council is focused on how ABM successfully converts its values into measurable action. In fiscal year 2021, through meetings of this council and employees surveys and with the assistance of third-party experts, the council identified four key focus areas, including: training, data and analytics, internal engagement, and partnering with respected organizations dedicated to building a more equitable society.
Activities of the Culture and Inclusion Leadership Council are reported to the Board’s Stakeholder and Enterprise Risk Committee through management presentations on matters such as corporate culture, diversity, equity, and inclusion.
We are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act.

Available Information
Our corporate website is www.abm.com. The content on any website referred to in this filing does not constitute, and should not be viewed as, a part of this Annual Report, and our website is not incorporated into this or any of our other filings with the Securities and Exchange Commission (“SEC”). We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Additionally, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Executive Officers of Registrant
Executive Officers on December 22, 2021

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	59	President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.
Earl R. Ellis	56
Executive Vice President and Chief Financial Officer of ABM since November 2020; Senior Vice President, Finance and Procurement of Best Buy Co. Inc. from January 2018 to November 2020; Chief Financial Officer of Best Buy Canada from May 2016 to December 2017; Vice President, Finance, Retail of Canadian Tire Corporation Limited from May 2014 to May 2016.

Joshua H. Feinberg	47	Executive Vice President, Chief Strategy and Transformation Officer of ABM since November 2019; Managing Director and Partner of The Boston Consulting Group from July 2014 to November 2019.
Rene Jacobsen	60
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

Sean M. Mahoney	55	Executive Vice President and President, Sales and Marketing of ABM since November 2020; Senior Vice President, Sales of ABM from August 2017 to October 2020; Vice President, Sales of Honeywell from July 2015 to July 2017.
Andrea R. Newborn	58
Executive Vice President, General Counsel, and Corporate Secretary of ABM since July 2017; Executive Vice President and General Counsel of TravelClick, Inc. from July 2014 to June 21017; Senior Vice President, General Counsel, and Secretary of The Reader’s Digest Association, Inc. from March 2007 to February 2014.

Raúl Valentin	58
Executive Vice President and Chief Human Resources Officer of ABM since September 2021; Senior Vice President, Human Resources of ABM from February 2019 to August 2021; Senior Vice President, Human Resources of Coty Inc. from 2016 to 2018; Vice President, Human Resources of Comcast Strategic & Business Development from 2015 to 2016; Vice President, Talent Acquisition of Comcast from 2011 to 2015.

Dean A. Chin	53
Treasurer of ABM since May 2021; Senior Vice President, Chief Accounting Officer, and Corporate Controller of ABM since June 2010; Interim Chief Financial Officer of ABM from July 2020 to November 2020; Vice President and Assistant Controller of ABM from June 2008 to June 2010.

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
Risks Relating to the Pandemic
The Pandemic has had and is expected to continue having a negative effect on the global economy and the United States economy. It has disrupted and is expected to continue disrupting our operations and our clients’ operations, which may adversely affect our business, results of operations, cash flows, and financial condition.
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
•our ability to maintain sufficient key personnel due to employee illness, quarantine requirements, vaccine requirements, worker absences, social-distancing requirements, and travel or other restrictions;
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
Our future performance depends on the continuing services and contributions of our senior management and on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations. We employ approximately 124,000 persons, and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for qualified employees. During 2021, we experienced an overall tightening and increasingly competitive labor market. This was attributed to, among other things, increased federal unemployment subsidies, including unemployment benefits offered in response to the ongoing Pandemic, and other government regulations. A sustained labor shortage could lead to increased costs, such as increased overtime incurred to meet the demands of our customers and increased wage rates to attract and retain employees. Further, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, and other costs. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. There is no assurance that in the future we will be able to attract or retain qualified employees or effectively manage labor and benefit costs, which could have a material adverse effect on our business, financial condition, and results of operations.
Investments in and changes to our businesses, operating structure, financial reporting structure, or personnel relating to our ELEVATE strategy, including the implementation of strategic transformations, enhanced business processes, and technology initiatives, may not have the desired effects on our financial condition and results of operations.
We have made and expect to continue to make significant investments in various initiatives intended to drive long-term profitable growth and increase operational efficiency. These investments in and changes to our business systems and processes may not create the growth, operational efficiencies, competitive advantage, or cost benefits that we expect and could result in unanticipated consequences, including substantial disruption to our back-office operations and service delivery. Moreover, the execution of our ELEVATE strategy may result in substantial expenses in excess of what is currently forecast. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates.
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
Risks Relating to Acquisitions, Including the Able Acquisition, and Relating to Divestitures, or Strategic Transactions
Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
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

We may experience difficulties integrating Able and may not realize the growth opportunities and cost synergies that are anticipated from the Able Acquisition
There is a significant degree of difficulty, management distraction, and expense inherent in the process of integrating an acquisition as sizable as Able. The process of integrating Able could cause an interruption of, or loss of momentum in, our activities, including with respect to our ELEVATE program or the activities of the Able business. Members of our senior management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing clients, and attract new clients. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
Additionally, the benefits that are expected to result from the Able Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Able Acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on successful integration and a number of other factors. Even if we integrate Able successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from the integration, and we cannot guarantee these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs, and while it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Able Acquisition may be offset by costs incurred to integrate the business or delays in the integration process. In addition, the overall integration of Able with ABM may result in unanticipated problems, expenses, liabilities, competitive responses, loss of client and other relationships, and loss of key employees, any of which may adversely affect our results of operations, financial condition, and cash flow, and may cause our stock price to decline.
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
In 2015, we formed a wholly owned captive insurance company, IFM Assurance Company (“IFM”), which we believe has provided us with increased flexibility in the end-to-end management of our insurance program. There can be no assurance that IFM will continue to bring about the intended benefits or the desired flexibility in the management of our insurance programs, because we may experience unanticipated events that could reduce or eliminate expected benefits.

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
Our information technology systems and those of our third-party providers or clients could be the target of cyberattacks, ransomware attacks, hacking, unauthorized access, phishing, computer viruses, malware, or other intrusions, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of confidential, proprietary, or personal information. We maintain confidential, proprietary, and personal information in our information technology systems and in systems of third-party providers relating to our current, former, and prospective employees, clients, and other third parties. We have experienced certain data and security breaches in the past and could experience future data or security breaches stemming from the intentional or negligent acts of our employees or other third parties. Furthermore, while we continue to devote significant resources to monitoring and updating our systems and implementing information security measures to protect our systems, there can be no assurance that the controls and procedures we have in place will be sufficient to protect us from future security breaches. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity.
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
At October 31, 2021, approximately 35% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2022. In addition, at any given time we may face union organizing activity. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time collective bargaining agreement or renegotiating an existing agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients.
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
Additionally, any future increase in the level of our indebtedness will likely increase our interest expense, which could negatively impact our profitability. Current interest rates on borrowings under our credit facility are variable and include the use of the London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the U.K. Financial Conduct Authority, the regulator of LIBOR, announced that the USD LIBOR rates will no longer be published after June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point which may impact our credit facility and interest rate swaps. Our current credit agreement as well as our International Swaps and Derivatives Association, Inc. agreement provide for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards, however, the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and, in some instances, remediation. We have acquired entities that had no publicly traded debt or equity and therefore were not previously required to conform to the rules and regulations of the SEC, especially related to their internal control structure. When we acquire such entities, they may not have in place all the necessary controls as required by the Public Company Accounting Oversight Board. Integrating acquired entities into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel, which increases our compliance costs. We are required to include our assessment of the effectiveness of the internal controls over financial reporting of entities we acquire in our overall assessment, so we must plan to complete the evaluation and integration of internal controls over financial reporting and report our assessment within the required time frame.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive office is located at One Liberty Plaza, 7th Floor, New York, New York 10006.
Principal Properties as of October 31, 2021

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Alpharetta, Georgia	IT Datacenter and Technical Solutions Headquarters	25,000	Owned	All
Atlanta, Georgia	Operations Support	37,000	10/31/2027	All
Cleveland, Ohio	Legacy GCA Headquarters	32,400	1/31/2024	Education, T&M, and Corporate
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate and B&I
Sugar Land, Texas	Enterprise Services	62,500	3/31/2028	All
Tustin, California	Operations Support	40,000	7/31/2029	B&I and Technical Solutions
In addition to the above properties, we have other offices, warehouses, and parking facilities in various locations, primarily in the United States. See Note 5, “Leases,” in the Notes to consolidated financial statements for additional information regarding leases. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.
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
At December 21, 2021, there were 3,056 registered holders of our common stock.
Common Stock Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. However, due to the market and business conditions arising from the Pandemic, we suspended further repurchases of our common stock in March 2020 and did not repurchase any shares of our outstanding common stock during fiscal year 2021. At October 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.

Performance Graph
The following graph compares the five-year cumulative total return for our common stock against the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s SmallCap 600 Index (“S&P 600”). As our competitors are principally privately held, we do not believe it is feasible to construct a peer group comparison on an industry or line-of-business basis.

	INDEXED RETURNS Years Ended October 31,
Company / Index	2016	2017	2018	2019	2020	2021
ABM Industries Incorporated	$100	$109.2	$81.7	$98.8	$96.3	$124.1
S&P 500 Index	100	123.6	132.7	151.7	166.5	237.9
S&P SmallCap 600 Index	100	127.9	135.1	139.5	128.7	204.6
This performance graph shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to Regulation 14A or 14C, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. The comparisons in the performance graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

ITEM 6. [RESERVED]
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

Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day. Our principal operations are in the United States, and in 2021 our U.S. operations generated approximately 94% of our revenues.
Strategic Growth
We remain focused on long-term, profitable growth by delivering valued service offerings to both new and existing clients within our industry groups and across our many service lines. Our revenue growth strategy is predicated on pursuing new sales and targeting a favorable retention rate among existing contracts. Cross-selling and up-selling projects and services is also an integral part of our strategy. We believe our strategic growth initiatives, coupled with our continued focus on marketing, capital, and sales resources, will increase profitability.
ELEVATE Transformation
Through our ELEVATE strategy, as described in Item 1., “Business.,” we plan to primarily focus our efforts on:
•the client experience, by enhancing service delivery through the development of a new workforce management platform with modern timekeeping, scheduling, and forecasting modules to create a digital connection with our workforce;
•the team member experience, by investing in development programs, talent acquisition tools, and training; and
•the use of technology and data in our systems, tools, business processes, and operating models.
We believe that our technology and data investments will enable: the development and deployment of client-facing technology to improve service delivery to our clients; the use of advanced data analytics for sales targeting, team member retention, and recruiting; and the upgrade of our Enterprise Resource Planning and payroll systems.

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
•Extending vendor payment terms where possible; and
•Utilizing certain governmental relief efforts (as further described below).
In response to the Pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various stimulus measures, including several income tax and payroll tax provisions. Among the payroll tax provisions is the creation of a refundable credit for employee retention and the deferral of certain payroll tax remittances through December 31, 2020, to future years (with 50% of the deferred amount due by December 31, 2021, and the remaining 50% due by December 31, 2022). We evaluated the impact of business tax provisions in the CARES Act and determined the impact of the income tax provisions is not material. The impact of the payroll tax provisions was the deferral of approximately $132 million of payroll tax as of October 31, 2021. Additionally, we received grants under the United Kingdom’s job retention scheme to reimburse us for a portion of certain furloughed employees’ salaries from March 2020 through September 2021.
As a result of the actions taken above, we were able to strengthen our cash flow in fiscal 2021. As of October 31, 2021, these actions resulted in a borrowing capacity of $875.0 million.
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
With the assistance of third-party actuaries, we review our estimate of ultimate losses for IBNR Claims on a quarterly basis and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, such as IBNR Claims. We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
The actuarial reviews demonstrate that the changes we have made to our risk management program continue to positively impact the frequency and severity of claims. The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the actuarial reviews performed, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims during 2021 by $36.0 million. In 2020, we decreased our total reserves related to prior year claims by $30.2 million.

Key Financial Highlights
•Revenues increased by $241.0 million, or 4.0%, during 2021, as compared to 2020, primarily driven by a $101.1 million revenue increase due to the Able Acquisition in the fourth quarter of 2021, an increase in work orders (primarily as a result of the Pandemic), new business within B&I, T&M, and Technical Solutions, and the recovery of volume in Education and Technical Solutions as Pandemic-related disruptions eased in the last half of fiscal year 2021.
•Operating profit increased by $110.6 million during 2021, as compared to 2020. The increase in operating profit was attributable to:
◦the absence of prior year impairment charges recorded on goodwill and intangible assets totaling $172.8 million due to the adverse impact of market and business conditions resulting from the Pandemic;
◦higher margins on work orders as a result of the Pandemic;
◦a decrease in bad debt expense, primarily associated with higher reserves established for client receivables in the prior year, due to increasing credit risk resulting from the Pandemic; and
◦the absence of a reserve on notes receivable related to a unique, entertainment-related project within Technical Solutions, mainly associated with increasing credit risk resulting from the Pandemic.
The increase was partially offset by:
◦the accrual of a legal settlement for the Bucio case;
◦increased expenditures for certain technology projects and other enterprise initiatives (including ELEVATE);
◦the absence of management and staff furloughs that occurred in the prior year in response to the Pandemic; and
◦acquisition and integration costs related to the Able Acquisition.
•Our effective tax rate on income from continuing operations was 29.8% for 2021, as compared to 99.6% during 2020, with the decrease primarily due to the impairment of non-deductible goodwill during 2020 and not recurring in 2021.
•Net cash provided by operating activities of continuing operations was $314.3 million during 2021.
•Dividends of $51.0 million were paid to shareholders, and dividends totaling $0.760 per common share were declared during 2021.
•At October 31, 2021, total outstanding borrowings under our credit facility were $888.8 million, and we had up to $875.0 million of borrowing capacity.

Results of Operations

Consolidated

	Years Ended October 31,			2021 vs. 2020
($ in millions)	2021	2020	2019	Increase / (Decrease)
Revenues	$6,228.6	$5,987.6	$6,498.6	$241.0	4.0%
Operating expenses	5,258.2	5,157.0	5,767.5	101.2	2.0%
Gross margin	15.6%	13.9%	11.2%	171 bps
Selling, general and administrative expenses	719.2	506.1	452.9	213.1	42.1%
Restructuring and related expenses	—	7.6	11.2	(7.6)	NM*
Amortization of intangible assets	45.0	48.4	58.5	(3.4)	(7.1)%
Impairment loss of goodwill and other intangibles	—	172.8	—	(172.8)	NM*
Operating profit	206.3	95.7	208.3	110.6	NM*
Income from unconsolidated affiliates	2.1	2.2	3.0	(0.1)	(3.9)%
Interest expense	(28.6)	(44.6)	(51.1)	(16.0)	35.9%
Income from continuing operations before income taxes	179.8	53.3	160.2	126.5	NM*
Income tax provision	(53.5)	(53.1)	(32.7)	0.4	(0.8)%
Income from continuing operations	126.3	0.2	127.5	126.1	NM*
Income (loss) from discontinued operations, net of taxes	—	0.1	(0.1)	(0.1)	NM*
Net income	126.3	0.3	127.4	126.0	NM*
Other comprehensive income (loss)
Interest rate swaps	4.5	(7.6)	(22.4)	12.1	NM*
Foreign currency translation and other	5.3	(1.8)	1.6	7.1	NM*
Income tax (provision) benefit	(1.5)	2.4	5.9	(3.9)	NM*
Comprehensive income (loss)	$134.5	$(6.6)	$112.5	$141.1	NM*
*Not meaningful
The Year Ended October 31, 2021 Compared with the Year Ended October 31, 2020
Revenues
Revenues increased by $241.0 million, or 4.0%, during 2021, as compared to 2020. The increase in revenues was primarily driven by a $101.1 million revenue increase due to the Able Acquisition in the fourth quarter of 2021, an increase in work orders (primarily as a result of the Pandemic), new business within B&I, T&M, and Technical Solutions, and the recovery of volume in Education and Technical Solutions as Pandemic-related disruptions eased in the last half of fiscal year 2021.
Operating Expenses
Operating expenses increased by $101.2 million, or 2.0%, during 2021, as compared to 2020. Gross margin increased by 171 bps to 15.6% in 2021 from 13.9% in 2020. The increase in gross margin was primarily associated with higher margins on new business within B&I and Aviation and an increase in work orders with higher margins as a result of the Pandemic (primarily within B&I). The increase in gross margin was also driven by lower self-insurance expense, due to decreased claim frequency as a result of our safety and claims management program and reduced workplace occupancy as a result of the Pandemic.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $213.1 million, or 42.1%, during 2021, as compared to 2020. The increase in selling, general and administrative expenses was primarily attributable to:
•a $144.2 million increase in legal costs and settlements, primarily attributed to the accrual of a legal settlement for the Bucio case;

•a $43.2 million increase in certain technology projects and other enterprise initiatives (including ELEVATE), in addition to marketing events;
•a $38.8 million increase in compensation and related expenses, primarily driven by corporate and staff labor reductions that occurred in the prior period due to the Pandemic, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching. The increase was also due to updated assessments regarding financial performance target achievements in connection with certain performance share awards and cash incentive plans;
•a $21.9 million increase in acquisition and integration costs attributable to the Able Acquisition; and
•a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system;
This increase was partially offset by:
•a $19.0 million decrease in bad debt expense, primarily associated with higher reserves established for client receivables in the prior year, due to increasing credit risk resulting from the Pandemic;
•the absence of a $17.6 million reserve on notes receivable related to a unique, entertainment-related project within Technical Solutions, mainly associated with increasing credit risk resulting from the Pandemic; and
•an $11.7 million decrease in prior year medical and dental self-insurance reserves as a result of actuarial evaluations completed in fiscal year 2021.
Restructuring and Related Expenses
Restructuring and related expenses decreased by $7.6 million during 2021, as compared to 2020. We substantially completed the restructuring program by the end of fiscal year 2020.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $3.4 million, or 7.1%, during 2021, as compared to 2020, mainly due to the lower intangible assets balance resulting from the impairment loss recorded in the second quarter of 2020 and to certain intangible assets being amortized using the sum-of-the-years’-digits method, which results in declining amortization expense over the useful lives of the assets.
Impairment Loss
During 2020, we recorded impairment charges on goodwill related to our Education, Aviation, and U.K. Technical Solutions businesses totaling $163.8 million. Additionally, we recorded impairment charges on customer relationships related to our Aviation and U.K. Technical Solutions businesses totaling $9.0 million. During the second quarter of 2020, these businesses were adversely impacted by the market and business conditions resulting from the Pandemic. During 2021, we did not record any impairment charges to goodwill or intangible assets.
Interest Expense
Interest expense decreased by $16.0 million, or 35.9%, during 2021, as compared to 2020, primarily attributable to lower relative interest rates as the result of amending our credit facility in 2021 and lower average outstanding borrowings under our credit facility throughout the year.
Income Taxes from Continuing Operations
During 2021 and 2020, we had effective tax rates of 29.8% and 99.6%, respectively, resulting in a provision for tax of $53.5 million and $53.1 million, respectively. Our effective tax rate for 2021 was also impacted by the following discrete items: a $3.0 million provision for nondeductible transaction costs; a $2.6 million provision for change in tax reserves; a $1.4 million provision for true-ups; and a $1.2 million benefit for energy efficiency incentives. Our effective tax rate for 2020 was impacted by the following discrete items: a $5.7 million benefit from true-ups; a $2.3 million provision related to the Work Opportunity Tax Credit (“WOTC”); a $2.1 million benefit from energy efficiency incentives; and a $1.1 million benefit from change of tax reserves. The effective tax rate for the year ended October 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 24.4%.
Interest Rate Swaps
We had a gain of $4.5 million on interest rate swaps during the year ended October 31, 2021, as compared to a loss of $7.6 million during the year ended October 31, 2020, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation and Other
We had a foreign currency translation gain of $5.3 million during the year ended October 31, 2021, as compared to a foreign currency translation loss of $1.8 million during the year ended October 31, 2020. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.
The Year Ended October 31, 2020 Compared with the Year Ended October 31, 2019
For a comparison of our Results of Operations for the year ended October 31, 2020, to the year ended October 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 17, 2020.

Segment Information
Our current reportable segments consist of B&I, T&M, Education, Aviation, and Technical Solutions.
Financial Information for Each Reportable Segment

	Years Ended October 31,			2021 vs. 2020
($ in millions)	2021	2020	2019	Increase / (Decrease)
Revenues
Business & Industry	$3,346.5	$3,157.8	$3,251.4	$188.7	6.0%
Technology & Manufacturing	987.1	956.0	917.0	31.1	3.3%
Education	836.4	808.8	847.4	27.6	3.4%
Aviation	668.8	680.9	1,017.3	(12.1)	(1.8)%
Technical Solutions	534.0	506.6	593.2	27.4	5.4%
Elimination of inter-segment revenues	(144.2)	(122.4)	(127.7)	(21.8)	(17.8)%
	$6,228.6	$5,987.6	$6,498.6	$241.0	4.0%
Operating profit (loss)
Business & Industry	$337.8	$253.7	$182.3	$84.1	33.1%
Operating profit margin	10.1%	8.0%	5.6%	206 bps
Technology & Manufacturing	103.8	84.4	72.5	19.4	22.9%
Operating profit margin	10.5%	8.8%	7.9%	168 bps
Education	60.5	(41.1)	39.0	101.6	NM*
Operating margin	7.2%	(5.1)%	4.6%	NM*
Aviation	32.5	(59.6)	21.1	92.1	NM*
Operating margin	4.9%	(8.7)%	2.1%	NM*
Technical Solutions	49.8	9.5	55.4	40.3	NM*
Operating profit margin	9.3%	1.9%	9.3%	745 bps
Government Services	(0.2)	(0.1)	(0.1)	(0.1)	NM*
Operating profit margin	NM*	NM*	NM*	NM*
Corporate	(374.6)	(146.9)	(159.0)	(227.7)	NM*
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.1)	(2.2)	(3.0)	0.1	3.9%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(1.2)	(2.1)	0.1	0.9	44.2%
	$206.3	$95.7	$208.3	$110.6	NM*
*Not meaningful

The Year Ended October 31, 2021 Compared with the Year Ended October 31, 2020

Business & Industry
	Years Ended October 31,
($ in millions)	2021	2020	Increase
Revenues	$3,346.5	$3,157.8	$188.7	6.0%
Operating profit	337.8	253.7	84.1	33.1%
Operating profit margin	10.1%	8.0%	206 bps
B&I revenues increased by $188.7 million, or 6.0%, during 2021, as compared to 2020. The increase was primarily driven by a $101.1 million revenue increase due to the Able Acquisition in the fourth quarter of 2021. The remaining increase was due to an increase in work orders (as a result of the Pandemic) and net new business in our U.K. Operations. Management reimbursement revenues for this segment totaled $185.8 million and $221.4 million during 2021 and 2020, respectively.
Operating profit increased by $84.1 million, or 33.1%, during 2021, as compared to 2020. Operating profit margin increased by 206 bps to 10.1% in 2021 from 8.0% in 2020. The increase in operating profit margin was primarily associated with higher margins on certain accounts in both our U.S. and U.K. businesses and an increase in work orders, which have higher margins. Operating margin was also positively impacted by lower insurance expense related to our self-insurance program and a decrease in bad debt expense as higher reserves were recorded in the prior year, mainly associated with increasing credit risk resulting from the Pandemic.

Technology & Manufacturing
	Years Ended October 31,
($ in millions)	2021	2020	Increase
Revenues	$987.1	$956.0	$31.1	3.3%
Operating profit	103.8	84.4	19.4	22.9%
Operating profit margin	10.5%	8.8%	168 bps
T&M revenues increased by $31.1 million, or 3.3%, during 2021, as compared to 2020. The increase was primarily attributable to net new business and an increase in work orders (primarily as a result of the Pandemic).
Operating profit increased by $19.4 million, or 22.9%, during 2021, as compared to 2020. Operating profit margin increased by 168 bps to 10.5% in 2021 from 8.8% in 2020. The increase in operating profit margin was primarily attributable to a decrease in bad debt expense, as higher reserves were recorded in the prior year mainly associated with increasing credit risk resulting from the Pandemic, and higher margins on work orders.

Education
	Years Ended October 31,
($ in millions)	2021	2020	Increase
Revenues	$836.4	$808.8	$27.6	3.4%
Operating profit (loss)	60.5	(41.1)	101.6	NM*
Operating margin	7.2%	(5.1)%	NM*
*Not meaningful
Education revenues increased by $27.6 million, or 3.4%, during 2021, as compared to 2020. The increase was primarily attributable to an increase in work orders as a result of Pandemic-related demands and recovery in the volume of our business as schools gradually reopened. The increase was partially offset by the loss of certain accounts during the year.
Education had an operating profit of $60.5 million during 2021, as compared to an operating loss of $41.1 million during 2020. Operating margin increased to 7.2% in 2021 from (5.1)% in 2020. The increase in operating profit margin was primarily attributable to the absence of prior year goodwill impairment charges of $99.3 million. Additionally, operating margin was positively impacted by higher margin work orders, a decrease in bad debt expense, driven by net recoveries of certain previously reserved receivables, and lower amortization of intangible assets. The increase in operating margin, excluding the impact of prior year impairment, was mostly offset by the increase in direct labor and related costs as schools reopened.

Aviation
	Years Ended October 31,
($ in millions)	2021	2020	Increase / (Decrease)
Revenues	$668.8	$680.9	$(12.1)	(1.8)%
Operating profit (loss)	32.5	(59.6)	92.1	NM*
Operating margin	4.9%	(8.7)%	NM*
*Not meaningful
Aviation revenues decreased by $12.1 million, or 1.8%, during 2021, as compared to 2020. The decrease was primarily attributable to travel restrictions and a decline in passenger demand resulting from the Pandemic. While demand and revenue improved during the third and fourth quarter of 2021, Pandemic-related volume reductions continued to impact parking, janitorial, passenger services, transportation, and catering accounts. The decrease was partially offset by Pandemic-related cleaning services and new parking-related services. Management reimbursement revenues for this segment totaled $54.5 million and $74.3 million during 2021 and 2020, respectively.
Aviation had an operating profit of $32.5 million during 2021, as compared to an operating loss of $59.6 million during 2020. Operating margin increased to 4.9% during 2021, from (8.7)% during 2020. This increase in operating profit margin was primarily attributable to the absence of prior year impairment charges of $55.5 million on goodwill and $5.6 million on customer relationships. Additionally, operating margin increased as the result of management of direct labor and related personnel costs during the Pandemic, higher margins on Pandemic-related cleaning services, and a strategic shift toward securing higher margin contracts with airports and related facilities.

Technical Solutions
	Years Ended October 31,
($ in millions)	2021	2020	Increase
Revenues	$534.0	$506.6	$27.4	5.4%
Operating profit	49.8	9.5	40.3	NM*
Operating profit margin	9.3%	1.9%	745 bps
*Not meaningful
Technical Solutions revenues increased by $27.4 million, or 5.4%, during 2021, as compared to 2020. The increase was primarily attributable to an increase in the volume of our U.S. and U.K. businesses due to the easing of Pandemic-related lockdowns, which provided access to facilities that were previously restricted. In addition, the revenue increase was driven by growth in electric vehicle charging station installation sales.
Operating profit increased by $40.3 million during 2021, as compared to 2020. Operating profit margin increased by 745 bps to 9.3% in 2021 from 1.9% in 2020. The increase in operating profit margin was primarily attributable to the absence of a prior year $17.6 million reserve on notes receivable related to a unique, entertainment-related project, mainly associated with increasing credit risk resulting from the Pandemic. The increase was also due to the absence of prior year impairment charges of $9.0 million on goodwill and $3.4 million on customer relationships related to our U.K. business.

Corporate
	Years Ended October 31,
($ in millions)	2021	2020	Increase
Corporate expenses	$(374.6)	$(146.9)	$(227.7)	NM*
*Not meaningful
Corporate expenses increased by $227.7 million during 2021, as compared to 2020. The increase in corporate expenses was primarily related to:

•a $145.8 million increase in legal costs and settlements, primarily attributed to the accrual of a legal settlement for the Bucio case;
•a $43.2 million increase in certain technology projects and other enterprise initiatives (including ELEVATE), in addition to marketing events;
•a $33.4 million increase in compensation and related expenses, primarily driven by corporate and staff labor reductions that occurred in the prior period due to the Pandemic, including wage reductions, employee furloughs, and the suspension of certain benefits such as 401(k) matching. The increase was also due to updated assessments regarding financial performance target achievements in connection with certain performance share awards and cash incentive plans;
•a $21.9 million increase in acquisition and integration costs attributable to the Able Acquisition; and
•a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system.
This increase was partially offset by:
•a $17.4 million decrease in insurance expense as the result of favorable self-insurance reserve adjustments from actuarial evaluations completed in fiscal year 2021 as compared to 2020; and
•a $7.6 million decrease in restructuring and related expenses due to the completion of our restructuring program in fiscal year 2020.
The Year Ended October 31, 2020 Compared with the Year Ended October 31, 2019
For a comparison of our Segment Information for the year ended October 31, 2020, to the year ended October 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 17, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, share repurchases, mandatory loan repayments, and systems and technology transformation initiatives under our ELEVATE strategy. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we will continue to rely on our credit facility for any long-term funding not provided by operating cash flows.
We believe that the Pandemic has had, and will likely continue to have, an impact on our consolidated financial position, results of operations, and cash flows. Since we cannot predict the duration or scope of the Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal 2022 or in the future.
We have taken and continue to take certain steps to preserve liquidity, including: imposing furloughs or reduced hours for certain service employees in markets significantly impacted by business slowdowns and shutdowns; managing our operating expenditures and certain selling, general and administrative expenses; amending our credit facility, as further described under “Credit Facility” below; and suspending share repurchases under our share repurchase program. In addition, we continue focusing on collection of customer receivables, monitoring the adequacy of our reserves, and extending vendor payment terms where possible. We also evaluated the business tax provisions of the CARES Act and have deferred remittance of approximately $132 million of payroll tax through December 31, 2020, which the CARES Act requires to be remitted by December 31, 2021, and December 31, 2022, in equal parts.
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
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018.
On May 28, 2020, we amended and restated our Credit Facility (“the First Amendment”) to further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic. The First Amendment modified certain financial covenants, the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. The First Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions: restrictions on our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio.
On June 28, 2021, the Company amended and restated the Credit Facility (the “Second Amendment,” and the Credit Facility as amended, the “Amended Credit Facility”), extending the maturity date to June 28, 2026, and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the then-remaining term loan outstanding from $620.0 million to $650.0 million. The Second Amendment also removed the anti-cash hoarding mandatory prepayment requirement as well as other restrictions that limited our ability to make acquisitions, share repurchases, and other defined restricted payments under the First Amendment. Additionally, the Second Amendment modified certain financial covenants, terms, interest rates, interest margins, and commitment fees applicable to loans and commitments under the prior Credit Facility. The Amended Credit Facility provides for the issuance of up to $350.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Amended Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. We may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at the interest rate of the Euro Interbank Offered Rate (EURIBOR) and the daily Sterling Overnight Index Average (SONIA) reference rate, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At October 31, 2021, the weighted average interest rate on our outstanding borrowings was 1.59%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. We did not make this election for the Able Acquisition. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2021, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During 2021, we made $76.3 million of principal payments under the term loan. At October 31, 2021, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $888.8 million and $167.7 million, respectively. At October 31, 2021, we had up to $875.0 million of borrowing capacity.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority, the regulator of LIBOR, announced that the USD LIBOR rates will no longer be published after June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point, which may impact our Amended Credit Facility and interest rate swaps. Our current credit agreement as well as our International Swaps and Derivatives Association, Inc. agreement provide for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards. Additionally, our interest rate swaps mature before June 30, 2023. As such, we do not anticipate a material impact related to the LIBOR transition and will continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized. We believe that our cash on hand in the United States, along with our Amended Credit Facility and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020. However, due to the market and business conditions arising from the Pandemic, we suspended further repurchases of our common stock in March 2020 and did not repurchase any shares of our outstanding common stock during fiscal year 2021. At October 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2021	2020
Total number of shares purchased	—	0.2
Average price paid per share	N/A	$36.16
Total cash paid for share repurchases	$—	$5.1
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
Effect of Inflation
The rates of inflation experienced in recent years have not had a material impact on our Financial Statements. We attempt to recover increased costs by increasing prices for our services to the extent permitted by contracts and competition.
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

	Years Ended October 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities of continuing operations	$314.3	$457.4	$262.8
Net cash provided by (used in) operating activities of discontinued operations	—	0.1	(0.1)
Net cash provided by operating activities	314.3	457.5	262.7

Net cash used in investing activities	(740.0)	(27.5)	(58.3)

Net cash provided by (used in) financing activities	92.4	(94.1)	(184.8)
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $143.1 million during 2021, as compared to 2020. The decrease was primarily related to the timing of working capital changes, partially offset by deferred remittance of payroll taxes under the CARES Act.
Net cash provided by operating activities of continuing operations increased by $194.6 million during 2020, as compared to 2019. The increase was primarily related to the timing of client receivable collections and deferred remittance of approximately $101 million of payroll taxes under the CARES Act, partially offset by the timing of vendor payments.

Investing Activities
Net cash used in investing activities increased by $712.5 million during 2021, as compared to 2020. The increase was primarily related to the Able Acquisition during the fourth quarter of 2021.
Net cash used in investing activities decreased by $30.8 million during 2020, as compared to 2019. The decrease was primarily related to lower additions to property, plant and equipment in 2020. Additionally, the implementation of the new ERP system was temporarily suspended during 2020 due to the Pandemic.
Financing Activities
Net cash provided by financing activities was $92.4 million in 2021, as compared to net cash used in financing activities of $94.1 million in 2020, primarily due to higher net borrowings to partially fund the purchase price of the Able Acquisition.
Net cash used in financing activities decreased by $90.7 million during 2020, as compared to 2019, primarily due to lower repayments of our borrowings in 2020.
Dividends
On December 15, 2021, we announced a quarterly cash dividend of $0.195 per share on our common stock, payable on February 7, 2022. We declared a quarterly cash dividend on our common stock every quarter during 2021, 2020, and 2019. We paid total annual dividends of $51.0 million, $49.3 million, and $47.7 million during 2021, 2020, and 2019, respectively.

Material Cash Requirements from Contractual and Other Obligations

As of October 31, 2021, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments – Outstanding payments on our Amended Credit Facility were $888.8 million, with $32.5 million payable within 12 months. Additionally, we had future interest payments based on our hedged borrowings under our Amended Credit Facility of $5.0 million, which is payable within 12 months. The interest payments on our remaining borrowings under the Amended Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 11, “Credit Facility,” in the Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating and Finance Leases – We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. Operating and finance lease obligations were $170.6 million, with $38.9 million payable within 12 months. See Note 5, “Leases,” in the Financial Statements for further detail of our obligations and the timing of expected future payments.

•Service Concession Arrangements – As defined under Topic 853, Service Concession Arrangements, our leased location parking arrangements are represented as service concession arrangements. We had contractual payments for these arrangements of $89.9 million, with $24.9 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $79.9 million, with $44.9 million payable within 12 months.

•Benefit Obligations – Expected future payments relating to our defined benefit, postretirement, and deferred compensation plans were $45.8 million, with $4.5 million payable in 12 months. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2021.
•Litigation Settlements – A litigation settlement of $142.9 million related to the Bucio case is payable in 12 months. See Note 13, “Commitments and Contingencies,” in the Financial Statements for further details.

•CARES Act Tax Obligations – We deferred approximately $132 million of payroll tax provisions under the CARES Act with $66 million payable in 12 months. See Note 16, “Income Taxes,” in the Financial Statements for further details.

In addition, our material cash requirements for other obligations, for which we cannot reasonably estimate future payments, include the following:

•Multiemployer Benefit Plans – In addition to our company sponsored benefit plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2021, 2020, and 2019, contributions made to these plans were $348.8 million, $335.8 million, and $345.4 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 12, “Employee Benefit Plans,” in the Financial Statements for more information.

•Self-Insurance Obligations – We may make payments for exposures for which we are self-insured, including workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. At October 31, 2021, our self-insurance reserves, net of recoverables, were $508.3 million. As these obligations do not have scheduled maturities, we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. See Note 10, “Insurance,” in the Financial Statements for further detail.

•Unrecognized Tax Benefits – At October 31, 2021, our total liability for unrecognized tax benefits was $12.5 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The surety bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2021, these letters of credit and surety bonds totaled $167.7 million and $687.3 million, respectively. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies and estimates for the year ended October 31, 2021. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our Financial Statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Customer Relationships

When we acquire a company, we determine the fair value on the acquisition date of assets acquired and liabilities assumed.

We anticipate that for most acquisitions, we will exercise significant judgment in estimating the fair value of intangible assets.

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

Future revenue growth, future operating performance margin as a percentage of revenues, customer attrition rate, and discount rate applied are the significant estimates used in the excess earnings method to determine the fair value of customer relationships. These estimates are influenced by many factors, including historical financial information, estimated retention rates, and management's expectations for future customer growth as a combined company.

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

If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the values of the identifiable intangible assets, then we could record material impairment losses.

With other assumptions held constant, a 10% increase in the calculated fair value of the Able customer relationships would increase the annual amortization expense by $2.8 million in 2022.

See the “Valuation of Long-Lived Assets” critical accounting policy for information about impairment evaluations.

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

Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more- likely-than-not that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. Incorrect estimation of useful lives may result in inaccurate depreciation and amortization charges over future periods leading, to future impairment.

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

At October 31, 2021, we had $2.2 billion of goodwill. Our goodwill is included in the following segments:

$1.1 billion — B&I (includes $554.0 million related to the Able Acquisition on September 30, 2021)

$407.2 million — T&M

$459.3 million — Education

$69.9 million — Aviation

$162.7 million — Technical Solutions

A goodwill impairment analysis was performed for each of our reporting units on August 1, 2021. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, we concluded there were no indicators of impairment. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

During the third quarter of 2021, we recognized a non-cash impairment charge totaling $9.1 million in our Corporate segment for previously capitalized internal-use software related to our ERP system implementation. The Company determined that certain components that were previously developed would no longer be integrated into the new ERP system. The impairment charge reduced the carrying value to zero for those components.

During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets. For the three goodwill reporting units tested quantitatively, we estimated the fair value using a weighting of fair values derived from an income approach and a market approach. Based on the evaluation performed, we determined that goodwill was impaired for each of the three goodwill reporting units evaluated and recognized a non-cash impairment charge totaling $163.8 million ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business). We also recognized intangible asset impairment charges of $5.6 million related to Aviation and $3.4 million related to our U.K. Technical Solutions business. We performed our annual goodwill impairment analysis on August 1, 2020, using a qualitative approach since there were no indicators of impairment subsequent to our quantitative analysis performed in the second quarter of 2020 as discussed above. As a result of the qualitative analysis, we concluded that there were no further impairments.

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

After analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we decreased our total reserves related to prior years known claims as well as our estimate of the loss amounts associated with IBNR claims during 2021 by $36.0 million. In 2020, we decreased our total reserves related to prior years claims by $30.2 million.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $37.3 million for 2021.

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

Recent Accounting Pronouncements

Accounting Standard Updates	Topic	Summary	Effective Date/ Method of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	This Accounting Standard Update (“ASU”), issued in January 2021, clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	This update was effective upon issuance and can be applied to hedging relationships retrospectively or prospectively through December 31, 2022.
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	This update was effective upon issuance and can be applied prospectively to contract modifications made and hedging relationships entered into or evaluated through December 31, 2022.
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	This ASU, issued in January 2020, clarifies the interaction between Topic 321, Topic 323, and Topic 815. The new guidance, among other things, states that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative immediately before applying or upon discontinuing the equity method.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	November 1, 2021 This update will be applied prospectively.
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU, issued in December 2019, removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also amends other aspects of the guidance to help simplify and promote consistent application of Topic 740.

		We are currently evaluating the impact of implementing this guidance on our financial statements.	November 1, 2021 The amendments have differing adoption methods, including retrospectively, prospectively, and/or on a modified retrospective basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates.
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Amended Credit Facility, as further described in Note 11, “Credit Facility,” in the Financial Statements. Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread. Euro- and sterling-denominated borrowings under the revolver bear at rate equal to the EURIBOR and SONIA reference rates, respectively, plus a spread. At October 31, 2021, we had total outstanding borrowings of $888.8 million. To limit exposure to upward movements in interest rates associated with our floating-rate, LIBOR-based borrowings, we entered into interest rate swap agreements to fix the interest rates on a portion of our outstanding borrowings. At October 31, 2021, we had interest rate swaps with an underlying notional amount of $260.0 million and fixed interest rates of 2.84% and 2.86%. Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2021, a 100 basis point increase in LIBOR, EURIBOR, and SONIA would decrease our future earnings and cash flows by $7.1 million. For 2020, our market risk exposure related to interest rate fluctuations was $2.5 million. As actual interest rate movements over time are uncertain, our interest rate swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2021, the fair value of our interest rate swap agreements was a liability of $4.6 million.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of customer relationship intangible asset from the acquisition of Able
As discussed in Note 4 to the consolidated financial statements, on September 30, 2021, the Company completed its acquisition of Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively,

Able) for $741.7 million. As a result of the transaction, the Company acquired a customer relationship intangible asset representing future estimated income from Able’s existing customers. The acquisition-date preliminary fair value determined for the customer relationship intangible asset was $220.0 million.
We identified the evaluation of the fair value of the customer relationship intangible asset from the acquisition of Able as a critical audit matter as a high degree of subjectivity was required to evaluate certain inputs in the discounted cash flow model used to determine the fair value of the asset. Such inputs included expected future revenue growth, future operating performance margins, customer attrition rate, and discount rate applied. Changes in these inputs could have a significant impact on the fair value of the customer relationship intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the development of the above listed inputs used to value the customer relationship intangible asset. We evaluated the future revenue growth and future operating performance margins by comparing these inputs to the historical performance of peer companies and to the pre-acquisition historical performance of both the Company and Able. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the estimated annual attrition rate by comparing the selected attrition rate against historical customer attrition of Able
•evaluating the Company’s discount rate by comparing the rate against a discount rate range that was independently developed
•developing a fair value estimate of the customer relationship intangible asset using the Company’s cash flow projections and independently developed range of discount rates and comparing it to the Company’s estimate.
Valuation of self-insurance liabilities
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company uses a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. The balance of casualty program insurance reserves, net of recoverables, as of October 31, 2021 amounted to $508.3 million. The Company engages actuaries to estimate its self-insurance liabilities at least annually.
We identified the assessment of the valuation of self-insurance liabilities, other than those assumed in the acquisition of Able, as a critical audit matter. A high degree of judgment and actuarial expertise was required to assess: (1) the actuarial models used and (2) the estimated incurred but not reported claims based on application of loss development factors to historical claims experience.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance liability process, including controls related to (1) evaluation of claims information sent to the actuary, (2) estimation of incurred but not reported claims based on the application of loss development factors to historical claims experience, and (3) evaluation of the actuarial report and the external actuarial specialist’s qualifications and competency. We evaluated the Company’s historical ability to estimate self-insurance liabilities by comparing the prior year recorded amounts to the subsequent claim development. We tested a sample of the claims data utilized by the Company’s actuaries by comparing it to underlying claims details; and involved an actuarial professional with specialized skills and knowledge who assisted in the:
•assessment of the actuarial models used by the Company for consistency with generally accepted actuarial standards and
•development of an actuarial estimate of self-insurance liabilities based on the Company’s underlying historical paid and incurred loss data for comparison with the liabilities recorded by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 1980.
New York, New York
December 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited ABM Industries Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2021 and 2020, the related consolidated statements of comprehensive income, (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated December 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”) on September 30, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, Able’s internal control over financial reporting. Able represented approximately 4.4% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included in the scope of the assessment) and 1.6% of total consolidated revenues as of and for the year ended October 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Able.
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

/s/ KPMG LLP
New York, New York
December 22, 2021

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$62.8	$394.2
Trade accounts receivable, net of allowances of $32.7 and $35.5 at October 31, 2021 and 2020, respectively	1,137.1	854.2
Costs incurred in excess of amounts billed	52.5	52.2
Prepaid expenses	88.7	85.4
Other current assets	60.0	55.9
Total current assets	1,401.2	1,441.9
Other investments	11.8	11.1
Property, plant and equipment, net of accumulated depreciation of $274.7 and $241.3 at October 31, 2021 and 2020, respectively	111.9	133.7
Right-of-use assets	126.5	143.1
Other intangible assets, net of accumulated amortization of $389.3 and $343.8 at October 31, 2021 and 2020, respectively	424.8	239.7
Goodwill	2,228.9	1,671.4
Other noncurrent assets	131.2	136.1
Total assets	$4,436.2	$3,776.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$31.4	$116.7
Trade accounts payable	289.4	273.3
Accrued compensation	238.0	187.6
Accrued taxes—other than income	124.9	45.5
Insurance claims	171.4	155.2
Income taxes payable	11.4	6.2
Current portion of lease liabilities	31.8	35.0
Other accrued liabilities	387.4	167.3
Total current liabilities	1,285.8	986.9
Long-term debt, net	852.8	603.0
Long-term lease liabilities	116.6	131.4
Deferred income tax liability, net	22.5	10.8
Noncurrent insurance claims	413.3	366.3
Other noncurrent liabilities	123.5	168.1
Noncurrent income taxes payable	12.5	10.1
Total liabilities	2,827.0	2,276.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,302,449 and 66,748,157 shares issued and outstanding at October 31, 2021 and 2020, respectively	0.7	0.7
Additional paid-in capital	750.9	724.1
Accumulated other comprehensive loss, net of taxes	(22.5)	(30.8)
Retained earnings	880.2	806.4
Total stockholders’ equity	1,609.2	1,500.3
Total liabilities and stockholders’ equity	$4,436.2	$3,776.9
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
(in millions, except per share amounts)	2021	2020	2019
Revenues	$6,228.6	$5,987.6	$6,498.6
Operating expenses	5,258.2	5,157.0	5,767.5
Selling, general and administrative expenses	719.2	506.1	452.9
Restructuring and related expenses	—	7.6	11.2
Amortization of intangible assets	45.0	48.4	58.5
Impairment loss of goodwill and other intangibles	—	172.8	—
Operating profit	206.3	95.7	208.3
Income from unconsolidated affiliates	2.1	2.2	3.0
Interest expense	(28.6)	(44.6)	(51.1)
Income from continuing operations before income taxes	179.8	53.3	160.2
Income tax provision	(53.5)	(53.1)	(32.7)
Income from continuing operations	126.3	0.2	127.5
Income (loss) from discontinued operations, net of taxes	—	0.1	(0.1)
Net income	126.3	0.3	127.4
Other comprehensive income (loss)
Interest rate swaps	4.5	(7.6)	(22.4)
Foreign currency translation and other	5.3	(1.8)	1.6
Income tax (provision) benefit	(1.5)	2.4	5.9
Comprehensive income (loss)	$134.5	$(6.6)	$112.5
Net income per common share — Basic
Income from continuing operations	$1.87	$0.00	$1.92
Income from discontinued operations	—	—	—
Net income	$1.87	$0.00	$1.91
Net income per common share — Diluted
Income from continuing operations	$1.86	$0.00	$1.91
Income from discontinued operations	—	—	—
Net income	$1.86	$0.00	$1.90
Weighted-average common and common equivalent shares outstanding
Basic	67.4	66.9	66.6
Diluted	68.0	67.3	66.9
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2021		2020		2019
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	66.7	$0.7	66.6	$0.7	66.0	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.6	—	0.3	—	0.6	—
Repurchase of common stock	—	—	(0.2)	—	—	—
Balance, end of year	67.3	0.7	66.7	0.7	66.6	0.7
Additional Paid-in Capital
Balance, beginning of year		724.1		708.9		691.8
Taxes withheld under employee stock purchase and share-based compensation plans, net		(6.7)		—		(0.3)
Share-based compensation expense		33.5		20.3		17.5
Repurchase of common stock		—		(5.1)		—
Balance, end of year		750.9		724.1		708.9
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(30.8)		(23.9)		(9.0)
Other comprehensive income (loss)		8.2		(6.9)		(14.9)
Balance, end of year		(22.5)		(30.8)		(23.9)
Retained Earnings
Balance, beginning of year		806.4		856.3		771.2
Net income		126.3		0.3		127.4
Dividends
Common stock ($0.760, $0.740, and $0.720 per share)		(51.0)		(49.3)		(47.7)
Stock issued under share-based compensation plans		(1.5)		(0.9)		(1.0)
Cumulative effect adjustment for adoption of ASU 2014-09		—		—		6.5
Balance, end of year		880.2		806.4		856.3
Total Stockholders’ Equity		$1,609.2		$1,500.3		$1,542.0
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$126.3	$0.3	$127.4
(Income) loss from discontinued operations, net of taxes	—	(0.1)	0.1
Income from continuing operations	126.3	0.2	127.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	89.9	96.4	107.4
Impairment loss on goodwill and other intangibles	—	172.8	—
Impairment loss on fixed assets	9.1	—	—
Deferred income taxes	(48.0)	(36.6)	9.7
Share-based compensation expense	33.5	20.3	17.5
Provision for bad debt	0.6	19.6	6.7
Amortization of accumulated other comprehensive gain on interest rate swaps	(6.4)	(6.7)	(5.7)
Discount accretion on insurance claims	0.1	0.8	0.8
Loss (gain) on sale of assets	0.2	2.1	(0.6)
Reserves on other assets	—	17.6	—
Income from unconsolidated affiliates	(2.1)	(2.2)	(3.0)
Distributions from unconsolidated affiliates	1.9	0.1	5.4
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(124.5)	141.4	(78.3)
Prepaid expenses and other current assets	6.8	(15.5)	(13.2)
Right-of-use assets	19.3	24.4	—
Other noncurrent assets	13.8	(10.4)	4.5
Trade accounts payable and other accrued liabilities	265.7	(53.5)	85.8
Long-term lease liabilities	(16.3)	(22.9)	—
Insurance claims	(28.4)	5.7	3.9
Income taxes payable	8.3	7.6	3.2
Other noncurrent liabilities	(35.4)	96.2	(8.7)
Total adjustments	188.0	457.2	135.3
Net cash provided by operating activities of continuing operations	314.3	457.4	262.8
Net cash provided by (used in) operating activities of discontinued operations	—	0.1	(0.1)
Net cash provided by operating activities	314.3	457.5	262.7
Cash flows from investing activities
Additions to property, plant and equipment	(34.3)	(38.0)	(59.6)
Proceeds from sale of assets	4.4	5.5	1.3
Proceeds from redemption of auction rate security	—	5.0	—
Purchase of business, net of cash acquired	(710.2)	—	—
Net cash used in investing activities	(740.0)	(27.5)	(58.3)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(8.1)	(0.9)	(1.3)
Repurchases of common stock	—	(5.1)	—
Dividends paid	(51.0)	(49.3)	(47.7)
Deferred financing costs paid	(6.4)	(4.4)	—
Borrowings from credit facility	357.7	1,058.5	1,755.9
Repayment of borrowings from credit facility	(194.2)	(1,141.6)	(1,896.5)
Changes in book cash overdrafts	(17.9)	41.2	(0.2)
Financing of energy savings performance contracts	15.1	11.1	8.1
Repayment of finance lease obligations	(2.8)	(3.4)	(3.1)
Net cash provided by (used in) financing activities	92.4	(94.1)	(184.8)
Effect of exchange rate changes on cash and cash equivalents	1.9	(0.2)	(0.2)
Net (decrease) increase in cash and cash equivalents	(331.4)	335.7	19.4
Cash and cash equivalents at beginning of year	394.2	58.5	39.1
Cash and cash equivalents at end of year	$62.8	$394.2	$58.5

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2021	2020	2019
Supplemental cash flow information
Income tax payments, net	$93.5	$82.2	$20.6
Interest paid on credit facility	14.3	32.9	39.9
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
The Financial Statements include the accounts of ABM and all of our consolidated subsidiaries. We account for ABM’s investments in unconsolidated affiliates under the equity method of accounting. We include the results of acquired businesses in the Consolidated Statements of Comprehensive Income (Loss) from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
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
Trade Accounts Receivable and Costs Incurred in Excess of Amounts Billed
Trade accounts receivable arise from services provided to our clients and are usually due and payable on varying terms from receipt of the invoice to net 90 days, with the exception of certain Technical Solutions project receivables that may have longer collection periods. These receivables are recorded at the invoiced amount and normally do not bear interest. In addition, our trade accounts receivable include unbilled receivables, such as invoices for services that have been provided but are not yet billed.
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
Allowance for Doubtful Accounts
We determine the allowance for doubtful accounts based on historical write-offs, known or expected trends, and the identification of specific balances deemed uncollectible. For the specifically identified balances, we establish the reserve upon the earlier of a client’s inability to meet its financial obligations or after a period of 12 months, unless our management believes such amounts will ultimately be collectible.
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
Other Current Assets
At October 31, 2021 and 2020, other current assets primarily consisted of other receivables, short-term insurance recoverables, and capitalized commissions.
Other Investments
At October 31, 2021 and 2020, other investments primarily consisted of investments in unconsolidated affiliates.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other than temporary. At October 31, 2021, 2020, and 2019, our investments in unconsolidated affiliates were $11.7 million,

$11.0 million, and $8.9 million, respectively. We did not recognize any impairment charges on these investments in 2021, 2020, or 2019.
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
In addition, we depreciate assets under finance leases and leasehold improvements over the shorter of their estimated useful lives or the remaining lease term. Upon retirement or sale of an asset, we remove the cost and accumulated depreciation from our Consolidated Balance Sheets. When applicable, we record corresponding gains or losses within the accompanying Consolidated Statements of Comprehensive Income (Loss).
Leases
We adopted ASU 2016-02, Leases (Topic 842), and all related amendments on November 1, 2019, on a modified retrospective basis. Comparative prior period Financial Statements for fiscal year 2019 have not been restated and continue to be reported under the accounting standards in effect for fiscal year 2019. Topic 842 requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability. Upon adoption, we elected the package of transition practical expedients that allowed us to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, we elected the practical expedient of not separating lease components from non-lease components for all asset classes. We also made an accounting policy election to not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in our Consolidated Statements of Comprehensive Income (Loss) on a straight-line basis over the lease term. We did not elect the use of hindsight for determining the reasonably certain lease term.
We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate in a lease is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities. Our incremental borrowing rate as of November 1, 2019, was utilized for the initial measurement of operating lease liabilities upon adoption of Topic 842.
Our lease terms range from one to 30 years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. We typically include options to extend the lease in a lease term when it is reasonably certain that we will exercise that option and when doing so is at our sole discretion. Certain equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, then we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease certain real estate assets that we no longer use to third parties.

Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. Prior to November 1, 2019, we recognized lease expense related to operating leases on a straight-line basis over the terms of the leases and, accordingly, recorded the difference between cash rent payments and recognition of rent expense as a deferred rent liability or prepaid rent. Landlord-funded leasehold improvements were also recorded as deferred rent liabilities and were amortized as a reduction of rent expense over the noncancelable term of the related operating lease. The ROU assets recognized upon adoption of Topic 842 included: cumulative prepaid or accrued rent on the adoption date, unamortized lease incentives, and unamortized initial direct costs initially recognized prior to adoption of Topic 842. Following adoption of Topic 842, ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. We have elected to make the first day of our fourth quarter, August 1, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist. Goodwill is tested for impairment at a “reporting unit” level by performing either a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and instead perform a quantitative test under which we estimate the fair value using a weighting of fair values derived from an income approach and a market approach. The discounted estimates of future cash flows include significant management assumptions, such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions.
Other intangible assets primarily consist of acquired customer contracts and relationships that are amortized using the sum-of-the-years’-digits method over their useful lives, consistent with the estimated useful life considerations used in the determination of their fair values. This accelerated method of amortization reflects the pattern in which the economic benefits from the intangible assets of customer contracts and relationships are expected to be realized. We amortize other non-customer acquired intangibles using a straight-line method of amortization. We evaluate other intangible assets, as well as our long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, then we calculate an impairment loss. The impairment loss calculation compares the fair value, which is based on projected discounted cash flows, to the carrying value.
See Note 9, “Goodwill and Other Intangible Assets,” for further information on goodwill, other intangible assets, and impairment charges.
Other Noncurrent Assets
At October 31, 2021 and 2020, other noncurrent assets primarily consisted of long-term insurance recoverables, deferred charges, capitalized commissions, ESPC receivables, insurance and other long-term deposits, and prepayments to carriers for future insurance claims.

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
With the assistance of third-party actuaries, we review our estimate of ultimate losses for IBNR Claims on a quarterly basis and adjust our required self-insurance reserves as appropriate. See Note 10, “Insurance,” for further details on the quarterly review procedures. As part of this evaluation, we review the status of existing and new claim reserves as established by third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, such as IBNR Claims. We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
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
Other Accrued Liabilities
At October 31, 2021 and 2020, other accrued liabilities primarily consisted of legal fees and settlements, other accrued expenses (which include the current portion of deferred payroll taxes), employee benefits, contract liabilities (which include deferred revenue and progress billings in excess of costs), unclaimed property, dividends payable, and insurance claims.
Other Noncurrent Liabilities
At October 31, 2021 and 2020, other noncurrent liabilities primarily consisted of noncurrent deferred payroll taxes, deferred compensation, ESPC liabilities, retirement plan liabilities, long-term finance leases, and warranty reserves.
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
Monthly Fixed-Price
Monthly fixed-price arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Square-Foot
Square-foot arrangements are contracts in which the client agrees to pay a fixed fee every month based on the actual square footage serviced over a specified contract term. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Cost-Plus
Cost-plus arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
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
Transaction-Price
Transaction-price contracts are arrangements in which customers are billed a fixed price for each transaction performed on a monthly basis (e.g., wheelchair passengers served, airplane cabins cleaned). We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Hourly
Hourly arrangements are contracts in which the client is billed a fixed hourly rate for each labor hour provided. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual amount over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Management Reimbursement
    Under management reimbursement arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. We measure progress toward satisfaction of the performance obligation over time as the services are provided. Under these contracts we recognize both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses, as such expenses are incurred. Such revenues do not include gross customer collections at the managed locations, because they belong to the property owners. We have determined we are the principal in these transactions, because the nature of our performance obligation is for us to provide the services on behalf of the customer and we have control of the promised services before they are transferred to the customer.
Leased Location
Under leased location parking arrangements, we pay a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers, to the property owner. We retain all revenues received and we are responsible for most operating expenses incurred. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Rental expense and certain other expenses under contracts that meet the definition of service concession arrangements are recorded as a reduction of revenue.
Allowance
Under allowance parking arrangements, we are paid a fixed amount or hourly rate to provide parking services, and we are responsible for certain operating expenses that are specified in the contract. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized at the agreed-upon contractual rate over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under energy savings contracts and fixed-price repair and refurbishment arrangements, we agree to develop, design, engineer, and construct a project. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards.
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
We recognize revenue over time for all of our services as we perform them, because (i) control continuously transfers to the customer as work progresses or (ii) we have the right to bill the customer as costs are incurred. The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.
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
Contract Balances
The timing of revenue recognition, billings, and cash collections results in contract assets and contract liabilities, as further explained below. The timing of revenue recognition may differ from the timing of invoicing to customers. If a contract includes a cancellation clause that allows for the termination of the contract by either party without a substantive penalty, then the contract term is limited to the termination notice period.
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
Management Reimbursement Revenue by Segment

	Years Ended October 31,
(in millions)	2021	2020	2019
Business & Industry	$185.8	$221.4	$283.1
Aviation	54.5	74.3	95.5
Total	$240.3	$295.6	$378.7
Restructuring and Related Expenses
We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. Our most recent restructuring program was primarily associated with integrating our acquisition of GCA and reorganizing our healthcare business. During 2020 and 2019, restructuring expenses were $7.6 million and $11.2 million, respectively. By the end of 2020, we had substantially completed the restructuring program.
Restructuring and related expenses include employee severance, external support fees, lease exit costs, and other costs. Our methodology to record these costs is described below.
Severance
As we do not have a history of consistently providing severance benefits, we recognize severance costs for employees who do not have formal employment agreements when management has committed to a restructuring plan and communicated those actions to impacted employees, such that the employee is able to determine the type and amount of benefits that they will receive upon termination. In addition, if the employees are required to render service beyond the minimum retention period until they are terminated in order to receive the benefits, then a liability is recognized ratably over the future service period. For employees with employment agreements, we accrue for these severance liabilities when it is probable that the impacted employee will be entitled to the benefits and the amount can be reasonably estimated.
Advertising
Advertising costs are expensed as incurred. During 2021, 2020, and 2019, advertising expense was $6.2 million, $1.8 million, and $1.7 million, respectively.
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
Contingencies and Litigation
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, then the minimum amount of the range is recorded as a liability. We recognize legal costs as an expense in the period incurred.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered. Deferred tax assets are reviewed for recoverability on a quarterly basis. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more likely than not that such asset will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Comprehensive Income (Loss).
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
No other recently adopted accounting standards have had a significant impact on our fiscal 2021 consolidated financial statements
Recently Issued Accounting Standards
We do not expect any recently issued accounting pronouncements to have a material impact on our consolidated financial statements and related disclosures.

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

	Year Ended October 31, 2021
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,651.7	$790.5	$730.8	$117.2	$—	$4,290.3
Parking(2)	296.9	39.8	0.9	261.8	—	599.4
Facility Services(3)	397.4	156.8	104.7	28.9	—	687.8
Building & Energy Solutions(4)	—	—	—	—	534.0	534.0
Airline Services(5)	0.5	—	—	260.9	—	261.4
	$3,346.5	$987.1	$836.4	$668.8	$534.0	$6,372.9
Elimination of inter-segment revenues						(144.2)
Total						$6,228.6

	Year Ended October 31, 2020
(in millions)	B&I	T&M	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,420.4	$770.9	$716.5	$121.2	$—	$4,029.0
Parking(2)	362.8	33.5	1.8	255.9	—	654.0
Facility Services(3)	374.1	151.6	90.5	31.6	—	647.9
Building & Energy Solutions(4)	—	—	—	—	506.6	506.6
Airline Services(5)	0.4	—	—	272.2	—	272.6
	$3,157.8	$956.0	$808.8	$680.9	$506.6	$6,110.0
Elimination of inter-segment revenues						(122.4)
Total						$5,987.6
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
(4) Building & Energy Solutions arrangements provide custom energy solutions, electrical, HVAC, lighting, electric vehicle charging station installation, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as Energy Savings and Fixed-Price Repair and Refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands pursuant to franchise contracts.

(5) Airline Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance. These arrangements are often structured as monthly fixed-price, cost-plus, transaction price, and hourly contracts.
Remaining Performance Obligations
At October 31, 2021, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $307.2 million. We expect to recognize revenue on approximately 79% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
Contract Balances
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	October 31, 2021	October 31, 2020
Contract assets
Billed trade receivables(1)	$1,057.6	$835.8
Unbilled trade receivables(1)	112.1	53.9
Costs incurred in excess of amounts billed(2)	52.5	52.2
Capitalized commissions(3)	27.8	25.2
(1) Included in trade accounts receivable, net, on the Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the Consolidated Balance Sheets. During the year ended October 31, 2021, we capitalized $16.3 million of new costs and amortized $13.7 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Year Ended October 31, 2021
Contract liabilities(1)
Balance at beginning of year	$36.4
Additional contract liabilities	248.9
Recognition of deferred revenue	(226.8)
Balance at end of year	$58.5
(1) Included in other accrued liabilities on the Consolidated Balance Sheets.

4. ACQUISITIONS

Acquisition of Able
On September 30, 2021, we completed the Able Acquisition for a net cash purchase price of $741.7 million. Pursuant to the terms of the purchase agreement, approximately $12.1 million of the cash consideration was placed into escrow accounts, of which approximately $8.2 million was placed into escrow to satisfy any applicable indemnification claims for a period of 12 months. To fund the cash purchase price, we used cash on hand and borrowed $325.0 million on September 30, 2021, at an average interest rate of 1.58% from our revolving line of credit.
Preliminary Acquisition Accounting
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to customer relationships, goodwill, deferred taxes, legal matters, insurance claims reserves, and other liabilities. Goodwill arising from the Able Acquisition is not deductible for tax reporting purposes.
The following table summarizes the preliminary acquisition accounting based on currently available information:

(in millions)
Cash and cash equivalents	$31.5
Trade accounts receivable(1)	159.3
Other assets	24.9
Customer relationships(2)	220.0
Trade names(2)	10.0
Goodwill(3)	554.0
Trade accounts payable	(27.0)
Accrued compensation	(38.2)
Insurance claims	(91.6)
Other liabilities	(41.7)
Deferred income tax liability, net	(59.5)
Net assets acquired	$741.7
(1) The gross amount of trade accounts receivable was $160.6 million, of which $1.4 million was deemed uncollectible at October 31, 2021.
(2) The amortization periods for the acquired intangible assets are 15 years for customer relationships and 2 years for trade names.
(3) Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.

Financial Information
The Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended October 31, 2021, includes $101.1 million of revenue and $4.4 million of net income attributable to the operations of Able since the acquisition date. The operations of Able are included in our B&I segment.
The following table presents our unaudited pro forma results for 2021 and 2020 as though the Able Acquisition occurred on November 1, 2019. These results include adjustments for the estimated amortization of intangible assets, interest expense, and the income tax impact of the pro forma adjustments at the statutory rate of 28%. These unaudited pro forma results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies.

	Years Ended October 31,
(in millions)	2021	2020
Pro forma revenue	$7,223.2	$7,078.2
Pro forma income (loss) from continuing operations(1)	139.1	(7.9)
(1) These results were adjusted to exclude $17.3 million of acquisition-related costs incurred during 2021, which are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

5. LEASES

The components of lease assets and liabilities and their classification on our Consolidated Balance Sheets were as follows:

(in millions)	Classification	October 31, 2021	October 31, 2020
Lease assets
Operating leases	Right-of-use assets	$126.5	$143.1
Finance leases	Property, plant and equipment, net(1)	3.7	6.1
Total lease assets		$130.2	$149.2

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$31.8	$35.0
Finance leases	Other accrued liabilities	0.4	2.3
Noncurrent liabilities
Operating leases	Long-term lease liabilities	116.6	131.4
Finance leases	Other noncurrent liabilities	2.0	2.8
Total lease liabilities		$150.8	$171.4
(1) Finance lease assets are recorded net of accumulated amortization of $16.3 million and $13.6 million as of October 31, 2021 and October 31, 2020, respectively.
The components of lease costs and classification within the Consolidated Statements of Comprehensive Income (Loss) were as follows:

(in millions)	Year Ended October 31, 2021	Years Ended October 31, 2020
Operating lease costs:
Operating expenses(1)(2)	$51.9	$67.9
Selling, general and administrative expenses(3)	25.3	28.5
Finance lease costs:
Operating expenses(4)	2.5	3.5
Interest expense(5)	0.5	0.5
Total lease costs	$80.2	$100.4
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.

The following table presents information on short-term and variable lease costs:

(in millions)	Year Ended October 31, 2021	Year Ended October 31, 2020
Short-term lease costs	$34.8	$47.0
Variable lease costs	3.7	3.5
Total short-term and variable lease costs	$38.5	$50.5
Sublease income generated during the year ended October 31, 2021, was immaterial. We continue to monitor the impact of the Pandemic on our subleases; however, we do not expect a significant impact.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheets as of October 31, 2021, are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Fiscal 2022	$37.2	$1.7	$38.9
Fiscal 2023	32.1	0.9	33.0
Fiscal 2024	27.2	—	27.2
Fiscal 2025	21.1	—	21.1
Fiscal 2026	18.7	—	18.7
Thereafter	31.6	—	31.6
Total lease payments	168.0	2.6	170.6
Less: imputed interest	19.6	0.2	19.8
Present value of lease liabilities	$148.4	$2.4	$150.8
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of October 31, 2021, that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

	Year Ended October 31, 2021	Year Ended October 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.7	6.1
Finance leases	1.5	2.0
Weighted-average discount rate
Operating leases	4.11%	4.14%
Finance leases	4.78%	4.55%

The following table includes supplemental cash and non-cash information related to operating leases:

(in millions)	Year Ended October 31, 2021	Year Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38.9	$44.8
Operating cash flows from finance leases	0.5	0.5
Financing cash flows from finance leases	2.8	3.4
Lease assets obtained in exchange for new operating lease liabilities(1)	20.6	15.7
(1) Excludes the amount initially capitalized in 2020 in conjunction with the adoption of Topic 842.

6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2021	2020	2019
Income from continuing operations	$126.3	$0.2	$127.5
Income (loss) from discontinued operations, net of taxes	—	0.1	(0.1)
Net income	$126.3	$0.3	$127.4

Weighted-average common and common equivalent shares outstanding — Basic	67.4	66.9	66.6
Effect of dilutive securities
RSUs	0.3	0.1	0.2
Stock options	—	0.1	0.1
Performance shares	0.2	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	68.0	67.3	66.9

Net income per common share — Basic
Income from continuing operations	$1.87	$0.00	$1.92
Income from discontinued operations	—	—	—
Net income	$1.87	$0.00	$1.91

Net income per common share — Diluted
Income from continuing operations	$1.86	$0.00	$1.91
Income from discontinued operations	—	—	—
Net income	$1.86	$0.00	$1.90
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2021	2020	2019
Anti-dilutive	—	0.4	0.3

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2021	2020
Cash and cash equivalents(1)	1	$62.8	$394.2
Insurance deposits(2)	1	0.7	0.7
Assets held in funded deferred compensation plan(3)	1	4.9	2.6
Credit facility(4)	2	888.8	725.3
Interest rate swap liabilities(5)	2	4.6	15.5
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
(3) Represents investments held in Rabbi trusts associated with two of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 12, “Employee Benefit Plans,” for further information.
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 11, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At October 31, 2021 and 2020, our interest rate swaps are included in “Other accrued liabilities” and “Other noncurrent liabilities,” respectively, on the accompanying Consolidated Balance Sheets. See Note 11, “Credit Facility,” for further information.
At October 31, 2021 and 2020, the Company had no financial assets or liabilities recorded at fair value using Level 3 inputs, and there were no transfers to or from Level 3 financial assets or liabilities during 2021 and one such transfer during 2020.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain items at fair value on a non-recurring basis. These assets can include: goodwill; intangible assets; property, plant and equipment; lease-related ROU assets; and long-lived assets that have been reduced to fair value when they are held for sale. If certain triggering events occur or if an annual impairment test is required, we would evaluate these non-financial assets for impairment. If an impairment were to occur, the asset would be recorded at the estimated fair value, using primarily unobservable Level 3 inputs.
During the third quarter of 2021, we recognized a non-cash impairment charge totaling $9.1 million in our Corporate segment for previously capitalized internal-use software related to our Enterprise Resource Planning (“ERP”) system implementation. The Company determined that certain components that were previously developed would no longer be implemented. The impairment charge reduced the carrying value to zero for those components and is recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Comprehensive Income (Loss) for the year ended October 31, 2021.
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
8. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	As of October 31,
(in millions)	2021	2020
Machinery and other equipment	$148.9	$137.0
Computer equipment and software	97.2	101.2
Transportation equipment	57.9	57.7
Leasehold improvements	59.6	57.1
Furniture and fixtures	14.6	13.7
Buildings	7.7	7.6
Land	0.7	0.7
	386.6	375.0
Less: Accumulated depreciation(1)	274.7	241.3
Total	$111.9	$133.7
(1) For 2021, 2020, and 2019, depreciation expense was $45.0 million, $48.0 million, and $48.9 million, respectively.
Finance Leases Included in Property, Plant and Equipment

	As of October 31,
(in millions)	2021	2020
Transportation equipment	$19.8	$19.4
Furniture and fixtures	0.2	0.2
	20.0	19.7
Less: Accumulated depreciation	16.3	13.6
Total	$3.7	$6.1

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

(in millions)	Business & Industry	Technology & Manufacturing	Education	Aviation	Technical Solutions	Total
Balance at October 31, 2019	$573.9	$407.2	$558.6	$125.0	$170.7	$1,835.4
Foreign currency translation	0.1	—	—	—	(0.3)	(0.2)
Impairment(1)	—	—	(99.3)	(55.5)	(9.0)	(163.8)
Balance at October 31, 2020	$574.0	$407.2	$459.3	$69.5	$161.5	$1,671.4
Acquisition(2)	554.0	—	—	—	—	554.0
Foreign currency translation	1.8	—	—	0.4	1.2	3.4
Balance at October 31, 2021	$1,129.8	$407.2	$459.3	$69.9	$162.7	$2,228.9
(1) The impairment charge is included in “Impairment loss” on our Consolidated Statements of Comprehensive Income (Loss) for the year ended October 31, 2020, and is not tax deductible.
(2) During 2021, goodwill increased as a result of the Able Acquisition. See Note 4, “Acquisitions,” for additional information.
During the second quarter of 2020, we recognized a non-cash impairment charge totaling $163.8 million in three goodwill reporting units ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our U.K. Technical Solutions business) as part of an interim impairment test performed as a result of a triggering event arising from the Pandemic. The fair values of the goodwill reporting units were determined using a combination of the market approach and income approach. The market approach estimates the fair value of a reporting unit by using market comparables for reasonably similar public companies and a control premium. The income approach estimates fair value of a reporting unit by using discounted cash flows that include significant management assumptions, such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and operating conditions. We did not record goodwill impairment charges during fiscal year 2021.
Other Intangible Assets

	October 31, 2021			October 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships(1)(2)	$793.8	$(378.5)	$415.3	$573.1	$(333.6)	$239.6
Trademarks and trade names(2)	19.8	(10.4)	9.5	9.8	(9.8)	—
Contract rights and other	0.5	(0.4)	0.1	0.5	(0.4)	0.1
Total(3)	$814.1	$(389.3)	$424.8	$583.5	$(343.8)	$239.7
(1) Reflects a net impairment charge of $9.0 million recorded in 2020 as a result of the triggering event described above. We recognized net impairment charges of $5.6 million related to Aviation (consisting of a $13.8 million reduction in the gross carrying amount of the underlying customer relationships less $8.2 million of accumulated amortization) and $3.4 million related to our U.K. Technical Solutions business (consisting of an $8.7 million reduction in the gross carrying amount of the underlying customer relationships less $5.3 million of accumulated amortization). These impairment charges are included in “Impairment loss” on our Consolidated Statements of Comprehensive Income (Loss) for the year ended October 31, 2020. We did not record impairment charges on other intangible assets during fiscal year 2021.
(2) Reflects additions from the Able Acquisition in 2021. See Note 4, “Acquisitions,” for additional information.
(3) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 12 years.
Estimated Annual Amortization Expense for Each of the Next Five Years

(in millions)	2022	2023	2024	2025	2026
Estimated amortization expense(1)	$69.1	$62.3	$51.7	$45.7	$40.2
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
Insurance Reserve Adjustments
Actuarial Reviews and Updates Performed During 2021
We review our self-insurance liabilities on a quarterly basis and adjust our accruals accordingly. Actual claims activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates used in our reserve liability calculations, we adjust our self-insurance rates and reserves for future periods and, if appropriate, adjust our reserves for claims incurred in prior accounting periods.
During the first and third quarters of 2021, we performed comprehensive actuarial reviews of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the periods of May 1, 2020, through October 31, 2020, and November 1, 2020, through April 30, 2021, respectively (the “Actuarial Reviews”). The Actuarial Reviews were comprehensive in nature and were based on loss development patterns, trend assumptions, and underlying expected loss costs during the periods analyzed.
During the second and fourth quarters of 2021, we performed interim actuarial updates of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the respective periods analyzed (the “Interim Updates”). These Interim Updates were abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Reviews (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Reviews and Interim Updates, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims during 2021 by $36.0 million. In 2020, we decreased our total reserves related to prior year claims by $30.2 million.

Insurance-Related Balances and Activity

(in millions)	October 31, 2021	October 31, 2020
Insurance claim reserves, excluding medical and dental	$574.8	$504.9
Medical and dental claim reserves	9.9	16.6
Insurance recoverables	66.5	70.1
At October 31, 2021 and 2020, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying Consolidated Balance Sheets.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2021	2020	2019
Net balance at beginning of year	$434.8	$443.3	$427.7
Change in case reserves plus IBNR Claims — current year	117.9	128.5	137.9
Change in case reserves plus IBNR Claims — prior years	(36.0)	(30.2)	(3.4)
Claims paid	(99.8)	(106.8)	(119.1)
Acquisition(1)	91.6	0.2	—
Net balance, October 31(2)	508.3	434.8	443.3
Recoverables	66.5	70.1	64.5
Gross balance, October 31	$574.8	$504.9	$507.8
(1) During 2021, insurance reserves increased as a result of the Able Acquisition. See Note 4, “Acquisitions,” for additional information.
(2) Includes reserves related to discontinued operations of approximately $0.3 million for 2021, $0.5 million for 2020, and $1.0 million for 2019.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2021	2020
Standby letters of credit	$157.9	$143.6
Surety bonds	83.8	82.6
Restricted insurance deposits	0.7	0.7
Total	$242.3	$226.9

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
On May 28, 2020, we amended our Credit Facility with the First Amendment to further enhance our financial flexibility as a precautionary measure in response to uncertainty arising from the Pandemic. The First Amendment modified the financial covenants under the Credit Facility, including: (i) replacing a maximum total leverage ratio with a maximum total net leverage ratio that varies on a quarterly basis and adjusted to 6.50 to 1.00 by the quarter ending October 31, 2020, and back to 4.00 to 1.00 by the quarter ending October 31, 2022; (ii) modifying the minimum fixed charge coverage ratio on a quarterly basis, which adjusts to 1.25 to 1.00 as of the quarter ending

April 30, 2022; and (iii) adding a minimum liquidity (defined in the Amendment as domestic cash plus available revolving loans) of $250.0 million. These financial covenants were effective with the quarter ended April 30, 2020.
The First Amendment changed the interest rate, interest margins, and commitment fees applicable to loans and commitments under the Credit Facility. It also added a new anti-cash hoarding mandatory prepayment that required us to repay outstanding revolving loans or swingline loans if at any time we have in excess of $250 million of cash and cash equivalents on our balance sheet. The First Amendment made certain additional changes to the negative covenants restrictions under the Credit Facility, including, subject to certain exceptions, restrictions on our ability to make acquisitions, share repurchases, and other defined restricted payments, depending on our total net leverage ratio.
Prior to the First Amendment, borrowings under the Credit Facility bore interest at a rate equal to one-month LIBOR plus a spread that was based upon our leverage ratio. The spread ranged from 1.00% to 2.25% for Eurocurrency loans and 0.00% to 1.25% for base rate loans. We were also charged a commitment fee, which was paid quarterly in arrears and was based on our leverage ratio, that ranged from 0.200% to 0.350% on the average daily unused portion of the revolving line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings were included as outstanding under the line of credit.
Subsequent to the First Amendment, borrowings under the Credit Facility bore interest at a rate equal to one-month LIBOR plus a spread that is based upon our total leverage ratio. The spread ranged from 1.00% to 2.75% for revolving Eurocurrency loans and 0.00% to 1.75% for revolving base rate loans. We were also charged a commitment fee, which was paid quarterly in arrears and was based on our total leverage ratio, that ranges from 0.200% to 0.450% on the average daily unused portion of the revolving line of credit.
On June 28, 2021, the Company amended and restated the Credit Facility with the Second Amendment, extending the maturity date to June 28, 2026, and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the-then remaining term loan outstanding from $620.0 million to $650.0 million. The Second Amendment also removed the anti-cash hoarding mandatory prepayment requirement under the First Amendment as well as other restrictions that limited our ability to make acquisitions, share repurchases, and other defined restricted payments. Additionally, the Second Amendment modified certain financial covenants, terms, interest rates, interest margins, and commitment fees applicable to loans and commitments under the prior Credit Facility. The Amended Credit Facility provides for the issuance of up to $350.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Amended Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at a rate equal to the EURIBOR and the SONIA reference rates, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At October 31, 2021, the weighted average interest rate on our outstanding borrowings was 1.59%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. We did not make this election for the Able Acquisition. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2021, we were in compliance with these covenants.
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
We incurred deferred financing costs of $6.4 million in conjunction with the Second Amendment and carried over $6.2 million of unamortized deferred financing from the initial execution, First Amendment, and previous amendments of the Credit Facility. Total deferred financing costs of $12.6 million, consisting of $4.9 million related to the term loan and $7.7 million related to the revolver, are being amortized to interest expense over the term of the Amended Credit Facility.
Credit Facility Information

(in millions)	October 31, 2021	October 31, 2020
Current portion of long-term debt
Gross term loan	$32.5	$120.0
Unamortized deferred financing costs	(1.1)	(3.3)
Current portion of term loan	$31.4	$116.7

Long-term debt
Gross term loan	$601.3	$560.0
Unamortized deferred financing costs	(3.5)	(2.3)
Total noncurrent portion of term loan	597.8	557.7
Revolving line of credit(1)(2)	255.0	45.3
Long-term debt	$852.8	$603.0
(1) Standby letters of credit amounted to $167.7 million at October 31, 2021.
(2) At October 31, 2021, we had borrowing capacity of $875.0 million.
Term Loan Maturities
During 2021, we made principal payments under the term loan of $76.3 million. As of October 31, 2021, the following principal payments are required under the term loan.

(in millions)	2022	2023	2024	2025	2026
Debt maturities	$32.5	$32.5	$32.5	$32.5	$503.8
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
At October 31, 2021 and 2020, amounts recorded in AOCL for interest rate swaps were a loss of $0.2 million, net of taxes of $0.3 million, and a loss of $3.3 million, net of taxes of $0.9 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the original term of our Credit Facility. During 2021, we amortized $4.7 million, net of taxes of $1.7 million, of that gain and we amortized $4.9 million, net of taxes of $1.8 million, during 2020. At October 31, 2021, the total amount expected to be reclassified from AOCL to earnings during the next 12 months was $0.1 million, net of a taxes of $0.1 million.

12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded.
Information for the Plans

	As of October 31,
(in millions)	2021	2020
Net obligations	$7.5	$9.6
Projected benefit obligations(1)	15.9	17.0
Fair value of assets	8.4	7.4
(1) At October 31, 2021, total projected benefit obligations related to unfunded plans was $8.2 million. At October 31, 2020, all plans were either unfunded or underfunded.
At October 31, 2021, assets of the Plans were invested 30% in equities and 70% in fixed income. The expected return on assets was $0.3 million in 2021 and $0.4 million in 2020 and 2019. The aggregate net periodic benefit cost for all Plans was $0.3 million, $0.2 million, and $0.6 million for 2021, 2020, and 2019, respectively. Future benefit payments in the aggregate are expected to be $13.5 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2021 and 2020, the total liability of all deferred compensation was $32.1 million (including $18.0 million assumed from the Able Acquisition) and $13.6 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2021 and 2020, the fair value of these assets was $4.9 million and $2.6 million, respectively, and these amounts are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. Aggregate expense recognized under these deferred compensation plans was $0.2 million, $0.2 million, and $0.3 million for 2021, 2020, and 2019, respectively.
Defined Contribution Plans
We sponsor four defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2021, 2020, and 2019, we made matching contributions required by the plans of $21.6 million, $18.2 million, and $24.3 million, respectively.

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
Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

($ in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2021	2020	Pending/ Implemented	2021	2020	2019
Building Service 32BJ Pension Fund	13-1879376 / 001	Red 6/30/2020	Red 6/30/2019	Implemented	$18.8	$16.8	$19.3	No	10/15/2023 – 12/31/2023
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2020	Red 12/31/2019	Implemented	10.9	11.1	10.6	Yes	7/31/2022 – 10/31/2023
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2020	Green 12/31/2019	N/A*	6.6	4.3	4.6	N/A*	8/31/2023 – 10/31/2024
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2021	Green 1/31/2020	N/A*	5.3	7.1	11.7	N/A*	12/31/2022
SEIU Local 1 & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2020	Green 9/30/2019	N/A*	3.9	4.3	5.1	N/A*	4/7/2024
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2020	Green 12/31/2019	N/A*	2.0	2.5	3.1	N/A*	12/31/2021 – 11/30/2022
All Other Plans:					9.3	9.5	12.2
Total Contributions(6)					$56.8	$55.5	$66.6
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
(5) Indicates whether our contribution in 2021 included an amount as imposed by a plan in the red zone in addition to the contribution rate specified in the applicable collective bargaining agreement.
(6) The total contributions for fiscal year 2021 includes $4.6 million contributed by Able since the acquisition.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500 (as of the plan’s year end)
Arizona Sheet Metal Pension Trust Fund*	6/30/2020, 6/30/2019 and 6/30/2018
Building Service 32BJ Pension Fund	6/30/2020, 6/30/2019, and 6/30/2018
Building Service Pension Plan*	4/30/2020, 4/30/2019, and 4/30/2018
Contract Cleaners Service Employees’ Pension Plan*	12/31/20, 12/31/2019, and 12/31/2018
Firemen & Oilers Pension Plan of SEIU Local 1*	7/31/2020, 7/31/2019, and 7/31/2018
IUOE Stationary Engineers Local 39 Pension Trust Fund	12/31/2020, 12/13/2019, and 12/31/2018
Massachusetts Service Employees Pension Plan*	12/31/2020, 12/31/2019, and 12/31/2018
SEIU Local 1 & Participating Employers Pension Trust	9/30/2020, 9/30/2019, and 9/30/2018
S.E.I.U. National Industry Pension Fund	12/31/2020, 12/31/2019, and 12/31/2018
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2020, 12/31/2019, and 12/31/2018
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund*	12/31/2020, 12/31/2019, and 12/31/2018
Teamsters Local 617 Pension Fund*	2/28/2021, 2/29/2020, and 2/28/2019
Teamsters Local Union No. 727 Pension Plan*	2/28/2021, 2/29/2020, and 2/28/2019
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2021, 2020, and 2019, our contributions to the defined contribution plans were $21.2 million, $15.5 million, and $9.0 million, respectively.
Other Multiemployer Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2021, 2020, and 2019, our contributions to such plans were $270.8 million, $264.8 million, and $269.8 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2021, these letters of credit and surety bonds totaled $167.7 million and $687.3 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2021 and 2020, total guarantees were $254.3 million and $182.8 million, respectively, and these guarantees extend through 2041 and 2039, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At October 31, 2021, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $18.5 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. The amounts above do not include any accrual or loss estimates with respect to the Bucio case described below.
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
In February and March 2021, the parties engaged in expert discovery that provided detailed information regarding the plaintiffs’ damage calculations on the class claims. On February 25, 2021, the California Supreme Court issued an opinion in Donohue v. AMN Services, which addresses the standard for adjudicating meal period claims under California law and we believe is supportive of ABM’s legal position in the Bucio case. On May 5, 2021, the trial court denied all of the plaintiffs’ December 2020 motions for summary adjudication and/or summary judgment, and the case was assigned to a new judge. On May 5, 2021, the trial court ordered the parties to attend a mandatory settlement conference before a separate judge on June 11, 2021. The trial date was scheduled for July 12, 2021.
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
The settlement agreement is contingent upon the approval of the trial court. On August 11, 2021, the plaintiffs filed the motion for preliminary approval of class action settlement with the trial court. On December 7, 2021, the trial court issued its order granting preliminary approval of the class action settlement. Members of the class will receive notice of the settlement, and there will be an opportunity for them to object to the settlement before the trial court grants final approval of the settlement. The final approval hearing with the trial court is currently scheduled to take place on March 16, 2022. No payments will be made to employees until after the settlement is finally approved by the trial court.
The Company has recorded a $142.9 million settlement accrual, which includes an accrual of $2.9 million of related payroll taxes, for the Bucio case within “Other current liabilities” on the unaudited Consolidated Balance Sheets as of October 31, 2021, and $142.9 million of related expense in “Selling, general and administrative expenses” in our unaudited Consolidated Statements of Comprehensive Income (Loss) for the year ended October 31, 2021.

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
Repurchase Activity
We repurchased shares under the 2019 Share Repurchase Program during the second quarter of 2020, as summarized below. However, due to the market and business conditions arising from the Pandemic, in March 2020 we suspended further repurchases of our common stock. At October 31, 2021, authorization for $144.9 million of repurchases remained under the 2019 Share Repurchase Program. There were no share repurchases during 2021.

	Years Ended October 31,
(in millions, except per share amounts)	2021	2020
Total number of shares purchased	—	0.2
Average price paid per share	N/A	$36.16
Total cash paid for share repurchases	$—	$5.1

15. SHARE-BASED COMPENSATION PLANS

We use various share-based compensation plans to provide incentives for our key employees and directors. Currently, these incentives primarily consist of RSUs and performance shares.
On May 2, 2006, our stockholders approved the 2006 Equity Incentive Plan, which was last amended and restated on March 7, 2018 (as amended and restated, the “2006 Equity Plan”). The 2006 Equity Plan is an omnibus plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, RSUs, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise are available for future awards under the 2006 Equity Plan. Certain of the awards under the 2006 Equity Plan may qualify as “performance-based” compensation under the IRC.
On March 24, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (the “2021 Equity Plan”). The 2021 Equity Plan is an omnibus plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, RSUs, performance shares, and other share-based awards. Shares subject to awards that terminate without vesting or exercise are available for future awards under the 2021 Equity Plan. Certain of the awards under the 2021 Equity Plan may qualify as “performance-based” compensation under the IRC.
No further shares are authorized for issuance under the 2006 Equity Plan. There are 3,975,000 total shares of common stock authorized for issuance under the 2021 Equity Plan, and at October 31, 2021, there were 5,406,414 shares of common stock available for grant for future equity-based compensation awards. In addition, there are certain plans under which we can no longer issue awards, such as the 2006 Equity Plan, although awards outstanding under such plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). As amended, there are 4,000,000 total shares of common stock authorized for issuance under the 2004 Employee Stock Purchase Plan. Effective May 1, 2006, the 2004 Employee Stock Purchase Plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2021, there were 518,881 remaining unissued shares under the 2004 Employee Stock Purchase Plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2021	2020	2019
RSUs	$17.6	$11.5	$9.5
Performance shares	15.8	8.8	8.0
Share-based compensation expense before income taxes	33.5	20.3	17.5
Income tax benefit	(9.4)	(5.7)	(4.9)
Share-based compensation expense, net of taxes	$24.1	$14.6	$12.5

RSUs and Dividend Equivalent Rights
We award RSUs to eligible employees and our directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest. RSUs granted to eligible employees in 2020 and 2021 generally vest ratably over three years. RSUs granted to eligible employees prior to 2020 generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to non-employee directors vest on the first anniversary date of the grant date. In general, the receipt of RSUs is subject to the Grantee’s continuing employment or service as a director.
RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.
RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2020	1.1	$36.32
Granted	0.4	40.22
Vested (including 0.2 shares withheld for income taxes)	(0.5)	36.34
Forfeited	(0.2)	36.56
Outstanding at October 31, 2021	1.0	$38.06
At October 31, 2021, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $21.4 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.7 years. In 2021, 2020, and 2019, the weighted-average grant date fair value per share of awards granted was $40.22, $36.11, and $34.48, respectively. In 2021, 2020, and 2019, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $16.9 million, $6.1 million, and $10.7 million, respectively

Performance Shares, Including TSR Performance Shares
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
For certain performance share awards, the number of performance shares that will vest is based on pre-established internal financial performance targets and typically a three-year service and performance period. The number of TSR-modified awards that will vest over the respective three-year performance period is based on our total shareholder return relative to the S&P 1500 Composite Commercial Services & Supplies Index. Vesting of 0% to 150% of the awards originally granted may occur depending on the respective performance metrics.
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2020	0.8	$37.35
Granted	0.3	39.97
Vested (including 0.1 shares withheld for income taxes)	(0.2)	36.53
Performance adjustments	0.2	37.63
Forfeited	(0.1)	39.22
Outstanding at October 31, 2021	1.0	$38.25
At October 31, 2021, total unrecognized compensation cost related to performance share awards was $15.4 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.7 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of three years.
In 2021, 2020, and 2019, the weighted-average grant date fair value per share of awards granted was $39.97, $35.92, and $35.44, respectively. In 2021, 2020, and 2019, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $9.0 million, $6.1 million, and $6.8 million, respectively.
In 2021, 2020, and 2019, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.
Monte Carlo Assumptions

	2021	2020	2019
Expected life(1)	2.81 years	2.81 years	2.81 years
Expected stock price volatility(2)	42.9%	28.7%	27.7%
Risk-free interest rate(3)	0.2%	1.5%	2.5%
Stock price(4)	$40.75	$37.99	$34.92
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
(4) The stock price is the closing price of our common stock on the valuation date.

Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2021	2020	2019
Weighted-average fair value of granted purchase rights per share	$2.17	$1.75	$1.77
Common stock issued	0.1	0.1	0.1
Fair value of common stock issued per share	$41.18	$33.18	$33.60
Aggregate purchases	$3.3	$3.5	$4.1

16. INCOME TAXES

Geographic Sources of Income from Continuing Operations Before Income Taxes

	Years Ended October 31,
(in millions)	2021	2020	2019
United States	$152.8	$45.2	$137.1
Foreign	27.0	8.1	23.1
Income from continuing operations before income taxes	$179.8	$53.3	$160.2
Components of Income Tax (Provision) Benefit

	Years Ended October 31,
(in millions)	2021	2020	2019
Current:
Federal	$(66.3)	$(59.3)	$(6.4)
State	(27.4)	(28.6)	(10.7)
Foreign	(7.8)	(1.7)	(5.9)
Deferred:
Federal	34.9	23.2	(8.5)
State	13.2	12.5	(1.6)
Foreign	(0.1)	0.9	0.4
Income tax provision	$(53.5)	$(53.1)	$(32.7)
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Years Ended October 31,
	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.8	(0.6)	5.9
Federal and state tax credits	(2.6)	(4.7)	(3.9)
Impact of foreign operations	0.3	1.3	(1.0)
Changes in uncertain tax positions	1.5	(2.0)	(0.8)
Incremental tax benefit from share-based compensation awards	(0.4)	(1.6)	(0.7)
Energy efficiency incentives	(0.7)	(3.8)	—
Impact from goodwill impairment	—	81.7	—
Transition tax on foreign earnings	—	—	(1.1)
Remeasurement of U.S. deferred taxes	—	—	(0.3)
Nondeductible expenses	2.9	4.4	2.1
Other, net	1.0	3.9	(0.8)
Effective tax rate	29.8%	99.6%	20.4%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law. Among other provisions, it reduced the federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. Our U.S. statutory federal tax rate for fiscal 2019 and future years was reduced to 21%. Other provisions under the Tax Act became effective for us in fiscal 2019, including limitations on deductibility of interest and executive compensation, as well as a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”), which we have elected to account for as a period cost. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
During 2021 and 2020, we had effective tax rates of 29.8% and 99.6%, respectively, resulting in a provision for tax of $53.5 million and $53.1 million, respectively. Our effective tax rate for 2021 was impacted by the following discrete items: a $3.0 million provision for nondeductible transaction costs; a $2.6 million provision for change in tax reserves; a $1.4 million provision for true-ups; and a $1.2 million benefit for energy efficiency incentives. Our effective tax rate for 2020 was also impacted by the following discrete items: a $5.7 million benefit from true-ups; a $2.3 million provision related to WOTC; a $2.1 million benefit from energy efficiency incentives; and a $1.1 million benefit from change of tax reserves. The effective tax rate for the year ended October 31, 2020, excluding a nondeductible impairment loss of $163.8 million, was 24.4%.
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
Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2021	2020
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$92.0	$74.7
Deferred and other compensation	34.4	28.6
Accounts receivable allowances	8.2	8.8
Settlement liabilities	44.2	5.0
Other accruals	6.6	1.5
Other comprehensive income	1.3	2.7
State taxes	0.7	1.4
State net operating loss carryforwards	4.0	5.9
Tax credits	2.9	3.7
Unrecognized tax benefits	3.3	3.2
Deferred payroll taxes	35.1	26.9
Operating lease liabilities	33.5	38.2
Gross deferred tax assets	266.2	200.6
Valuation allowance	(2.2)	(4.1)
Total deferred tax assets	264.0	196.5

Deferred tax liabilities attributable to:
Property, plant and equipment	(4.1)	(1.2)
Goodwill and other acquired intangibles	(222.2)	(159.4)
Right-of-use assets	(33.8)	(38.2)
Tax accounting method change	(15.8)	—
Other	(10.6)	(8.5)
Total deferred tax liabilities	(286.5)	(207.3)

Net deferred tax liabilities	$(22.5)	$(10.8)

Net Operating Loss Carryforwards and Credits
State net operating loss carryforwards totaling $74.2 million at October 31, 2021, are being carried forward in several state jurisdictions where we are permitted to use net operating losses from prior periods to reduce future taxable income. These losses will expire between 2022 and 2041. Federal net operating loss carryforwards were fully utilized during 2020. Federal and state tax credit carryforwards totaling $3.4 million are available to reduce future cash taxes and will expire between 2022 and 2041.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Valuation Allowance

	Years Ended October 31,
(in millions)	2021	2020	2019
Valuation allowance at beginning of year	$4.1	$8.4	$12.0
Other, net	(1.9)	(4.3)	(3.6)
Valuation allowance at end of year	$2.2	$4.1	$8.4
Unrecognized Tax Benefits
At October 31, 2021, 2020, and 2019, there were $30.4 million, $35.5 million, and $35.3 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $8.3 million is reasonably possible over the next 12 months due to lapses of applicable statutes of limitations. At October 31, 2021 and 2020, accrued interest and penalties were $1.6 million and $1.5 million, respectively. For interest and penalties, we recognized an expense of $0.1 million and $0.4 million in 2021 and 2020, respectively, and a benefit of $0.2 million in 2019.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$35.5	$35.3	$35.8
Additions for tax positions related to the current year	3.7	2.1	—
Additions for tax positions related to prior years	0.3	1.6	3.6
Reductions for tax positions related to prior years	(5.3)	—	—
Reductions for lapse of statute of limitations	(2.5)	(3.0)	(3.9)
Settlements	(1.3)	(0.5)	(0.3)
Balance at end of year	$30.4	$35.5	$35.3
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. Due to expired statutes and closed audits, our federal income tax returns for years prior to fiscal 2018 are no longer subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal 2018 are no longer subject to examination. We are currently being examined by the IRS and tax authorities of California, New York City, and Montana.

17. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information
Our current reportable segments consist of B&I, T&M, Education, Aviation, and Technical Solutions, as further described below. The newly acquired Able is integrated within our B&I reportable segment.

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

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2021	2020	2019
Revenues
Business & Industry	$3,346.5	$3,157.8	$3,251.4
Technology & Manufacturing	987.1	956.0	917.0
Education	836.4	808.8	847.4
Aviation	668.8	680.9	1,017.3
Technical Solutions	534.0	506.6	593.2
Elimination of inter-segment revenues	(144.2)	(122.4)	(127.7)
	$6,228.6	$5,987.6	$6,498.6
Operating profit
Business & Industry	$337.8	$253.7	$182.3
Technology & Manufacturing	103.8	84.4	72.5
Education(1)	60.5	(41.1)	39.0
Aviation(2)	32.5	(59.6)	21.1
Technical Solutions(3)	49.8	9.5	55.4
Government Services	(0.2)	(0.1)	(0.1)
Corporate(4)	(374.6)	(146.9)	(159.0)
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.1)	(2.2)	(3.0)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(1.2)	(2.1)	0.1
	206.3	95.7	208.3
Income from unconsolidated affiliates	2.1	2.2	3.0
Interest expense	(28.6)	(44.6)	(51.1)
Income from continuing operations before income taxes	$179.8	$53.3	$160.2

Depreciation and amortization
Business & Industry	$20.4	$18.9	$21.3
Technology & Manufacturing	11.3	12.5	14.3
Education	30.6	33.8	37.3
Aviation	9.1	10.6	11.9
Technical Solutions	5.9	7.2	8.6
Corporate	12.7	13.5	13.9
	$89.9	$96.4	$107.4
(1) Reflects impairment charges totaling $99.3 million on goodwill during the year ended October 31, 2020.
(2) Reflects impairment charges totaling $61.1 million on goodwill and intangible assets during the year ended October 31, 2020.
(3) Reflects impairment charges totaling $12.4 million on goodwill and intangible assets during the year ended October 31, 2020.
(4) Reflects accrued litigation settlement reserve totaling $142.9 million for the Bucio case during the year ended October 31, 2021
Geographic Information Based on the Country in Which the Sale Originated(1)

	Years Ended October 31,
(in millions)	2021	2020	2019
Revenues
United States	$5,847.8	$5,625.1	$6,025.2
All other countries	380.8	362.5	473.3
	$6,228.6	$5,987.6	$6,498.6
(1) Substantially all of our long-lived assets are related to United States operations.

18. SUBSEQUENT EVENTS

Our strategic transformation under ELEVATE will result in changes to our reportable segments in fiscal year 2022. To align the Company’s operations with the new strategic initiative, the Manufacturing & Distribution (“M&D”) industry group will be created, replacing T&M. As part of our focus to better serve our manufacturing and distribution clients, M&D will maintain our large manufacturing clients and add clients in the distribution sector from B&I. In addition, technology clients served by T&M will shift into B&I. This organizational structure change was effective as of November 1, 2021. We will begin reporting our results under the new reportable segment of M&D beginning in the first quarter of fiscal year 2022.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2021.
The Company acquired Able on September 30, 2021. Management excluded Able from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021. Able represented approximately 4.4% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.6% of total consolidated revenues, as of and for the year ended October 31, 2021.
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
There were no other changes in our internal control over financial reporting during the fiscal year 2021 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the fiscal year 2021. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), effective August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires issuers that file periodic reports with the SEC to disclose in their annual and quarterly reports whether, during the reporting period, they or any of their “affiliates” (as defined in Rule 12b-2 under the Exchange Act) have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the United States by non-U.S. affiliates in compliance with applicable laws. Issuers must also file a notice with the SEC if any disclosable activity under ITRA has been included in an annual or quarterly report.
The Company recently discovered that one of its U.K. subsidiaries had been providing aircraft cleaning services to Iran Air since April 2020. The U.K. subsidiary terminated its relationship with Iran Air on August 30, 2021. The aggregate amount of payments received by the U.K. subsidiary in return for its services was approximately GBP 64,000, and the aggregated profits were GBP 6,400.
The Company has submitted a preliminary self-disclosure and investigation report of the U.K. subsidiary’s transactions with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”).
The Company intends to fully cooperate with OFAC in its review of this matter and does not currently expect that OFAC’s review will have a material adverse effect on the Company. The Company is also in the process of reviewing and developing enhanced controls, procedures, and other measures to ensure compliance with applicable law.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of Registrant.” Additional information required by this Item will be set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” and “Audit-Related Matters” in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). Such information is incorporated herein by reference. Our 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2021.
On April 19, 2021, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation required by this Item will be set forth under the captions “Director Compensation for Fiscal Year 2021,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters required by this Item will be set forth under the captions “General Information—Security Ownership of Certain Beneficial Owners,” “General Information—Security Ownership of Directors and Executive Officers,” and “General Information—Equity Compensation Plan Information” in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence required by this Item will be set forth under the captions “General Information—Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services and our principal accounting fees and services required by this Item will be set forth under the caption “Audit-Related Matters” in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Additions from Able Acquisition	Charges to Costs and Expenses	Write-offs(1)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2021	$35.5	1.3	44.3	(48.4)	$32.7
2020	22.4	—	96.3	(83.2)	35.5
2019	19.2	—	87.7	(84.6)	22.4
(1) Write-offs are net of recoveries.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated March 14, 2018, among ABM Industries Incorporated, Goldman Sachs & Co LLC, and UBS Securities LLC	8-K	001-08929	1.1	March 19, 2018
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
2.2	Purchase Agreement, dated August 25, 2021, among Crown Building Maintenance Co., Crown Energy Services, Inc., ABM Industries Incorporated and the sellers and sellers’ representative party thereto	8-K	001-08929	2.1	August 25, 2021
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.1	March 27, 2020
3.2	Amended and Restated Bylaws of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.2	March 27, 2020
4.1	Description of Registrant’s Securities	10-K	001-08929	4.1	December 17, 2020
10.1	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.2	Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.3	December 22, 2017
10.3	First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 7, 2018
10.4	Second Amendment, dated as of September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.2	September 7, 2018

10.5	Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signatures pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	June 18, 2020
10.6	Fourth Amendment, dated as of June 28, 2021, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 9, 2021
10.7*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.8*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.9*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.10*	Form of Director’s Indemnification Agreement	10-K	001-08929	10.9	December 21, 2018
10.11*	2006 Equity Incentive Plan, as amended and restated March 7, 2018	8-K	001-08929	10.1	March 8, 2018
10.12*	ABM Industries Incorporated 2021 Equity and Incentive Compensation Plan	8-K	001-08929	10.1	March 26, 2021
10.13*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.1	March 5, 2020
10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on July 14, 2020	10-K	001-08929	10.16	December 17, 2020
10.16*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted with a Two-Year Vesting Schedule	10-K	001-08929	10.17	December 17, 2020
10.17*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.1	June 9, 2021

10.18*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.19*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.2	March 5, 2020
10.20*	Statement of Terms and Conditions Applicable to Awards Granted to Non-Employee Directors Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	008-08929	10.2	June 9, 2021
10.21*	Form of Restricted Stock Unit Agreement - 2006 Equity Plan	10-K	001-08929	10.18	December 20, 2019
10.22*	Form of Performance Share Agreement - 2006 Equity Plan	10-K	001-08929	10.19	December 20, 2019
10.23*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.24*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.25*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.26*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.27*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.28*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.28	December 22, 2017
10.29*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.29	December 22, 2017
10.30*	Executive Employment Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.1	March 7, 2018
10.31*	Change in Control Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.2	March 7, 2018
10.32*	Amendment to Executive Employment Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.5	June 9, 2021
10.33*	Release Agreement, dated as of May 27, 2021, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.8	June 9, 2021
10.34*	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.3	March 7, 2018
10.35*	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.4	March 7, 2018
10.36*	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.1	March 7, 2019

10.37*	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.2	March 7, 2019
10.38*	Executive Employment Agreement, dated as of October 28, 2019, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.35	December 20, 2019
10.39*	Change in Control Agreement, dated as of February 8, 2020, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-Q	001-08929	10.4	June 9, 2021
10.40*	Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.6	June 9, 2021
10.41*	Change in Control Agreement, dated as of November 30, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.7	June 9, 2021
10.42*	Change in Control Agreement, dated as of April 1, 2011, by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.3	June 9, 2021
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH ‡	Inline XBRL Taxonomy Extension Schema Document
101.CAL‡	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	Inline XBRL Taxonomy Label Linkbase Document
101.PRE ‡	Inline XBRL Presentation Linkbase Document
101.DEF ‡	Inline XBRL Taxonomy Extension Definition Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 22, 2021

/s/ Earl R. Ellis	/s/ Dean A. Chin
Earl R. Ellis Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)
December 22, 2021	December 22, 2021

/s/ Sudhakar Kesavan	/s/ Quincy L. Allen
Sudhakar Kesavan	Quincy L. Allen, Director
Chairman of the Board and Director	December 22, 2021
December 22, 2021

/s/ LeighAnne G. Baker	/s/ Linda Chavez
LeighAnne G. Baker, Director	Linda Chavez, Director
December 22, 2021	December 22, 2021

/s/ Donald F. Colleran	/s/ Art A. Garcia
Donald F. Colleran, Director	Art A. Garcia, Director
December 22, 2021	December 22, 2021

/s/ Thomas M. Gartland	/s/ Jill M. Golder
Thomas M. Gartland, Director	Jill M. Golder, Director
December 22, 2021	December 22, 2021

/s/ Winifred M. Webb
Winifred M. Webb, Director
December 22, 2021