Form 10-Q
period 2022-01-31
ABM INDUSTRIES INC /DE/
filed 2022-03-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 8, 2022: 66,869,057

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
•The novel coronavirus (“COVID-19”) pandemic (the “Pandemic”) has had and is expected to continue having a negative effect on the global economy and the U.S. economy. It has disrupted and is expected to continue disrupting our operations and our clients’ operations, which may adversely affect our business, results of operations, cash flows, and financial condition.
•Our success depends on our ability to gain profitable business despite competitive market pressures.
•Our business success depends on our ability to attract and retain qualified personnel and senior management and to manage labor costs.
•Investments in and changes to our businesses, operating structure, financial reporting structure, or personnel relating to our multiyear strategic plan (“ELEVATE”), including the implementation of strategic transformations, enhanced business processes, and technology initiatives, may not have the desired effects on our financial condition and results of operations.
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
•We may experience difficulties integrating our acquisition of Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”) and may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of Able.
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2021, and in other reports (including all amendments to those reports) we file from time to time with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$46.6	$62.8
Trade accounts receivable, net of allowances of $34.0 and $32.7 at January 31, 2022 and October 31, 2021, respectively	1,210.0	1,137.1
Costs incurred in excess of amounts billed	69.1	52.5
Prepaid expenses	88.0	88.7
Other current assets	63.8	60.0
Total current assets	1,477.5	1,401.2
Other investments	15.3	11.8
Property, plant and equipment, net of accumulated depreciation of $283.6 and $274.7 at January 31, 2022 and October 31, 2021, respectively	110.9	111.9
Right-of-use assets	124.2	126.5
Other intangible assets, net of accumulated amortization of $406.5 and $389.3 at January 31, 2022 and October 31, 2021, respectively	407.3	424.8
Goodwill	2,237.1	2,228.9
Other noncurrent assets	132.7	131.2
Total assets	$4,504.9	$4,436.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt, net	$31.4	$31.4
Trade accounts payable	261.5	289.4
Accrued compensation	196.6	238.0
Accrued taxes — other than income	129.1	124.9
Insurance claims	169.1	171.4
Income taxes payable	21.8	11.4
Current portion of lease liabilities	31.1	31.8
Other accrued liabilities	427.3	387.4
Total current liabilities	1,267.8	1,285.8
Long-term debt, net	971.9	852.8
Long-term lease liabilities	114.4	116.6
Deferred income tax liability, net	32.0	22.5
Noncurrent insurance claims	398.2	413.3
Other noncurrent liabilities	56.6	123.5
Noncurrent income taxes payable	8.7	12.5
Total liabilities	2,849.7	2,827.0
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,443,112 and 67,302,449 shares issued and outstanding at January 31, 2022 and October 31, 2021, respectively	0.7	0.7
Additional paid-in capital	737.0	750.9
Accumulated other comprehensive loss, net of taxes	(24.6)	(22.5)
Retained earnings	942.1	880.2
Total stockholders’ equity	1,655.2	1,609.2
Total liabilities and stockholders’ equity	$4,504.9	$4,436.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2022	2021
Revenues	$1,936.2	$1,492.4
Operating expenses	1,659.6	1,249.4
Selling, general and administrative expenses	153.1	122.6
Amortization of intangible assets	17.5	10.8
Operating profit	106.0	109.7
Income from unconsolidated affiliates	0.5	0.6
Interest expense	(6.2)	(8.5)
Income before income taxes	100.3	101.9
Income tax provision	(24.3)	(27.2)
Net income	76.0	74.6
Other comprehensive income (loss)
Interest rate swaps	0.6	1.2
Foreign currency translation and other	(2.4)	4.0
Income tax provision	(0.2)	(0.4)
Comprehensive income	$74.0	$79.5
Net income per common share
Basic	$1.12	$1.11
Diluted	1.11	$1.10
Weighted-average common and common equivalent shares outstanding
Basic	67.9	67.2
Diluted	68.3	67.6
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2022		2021
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	67.3	$0.7	66.7	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.4	—	0.3	—
Repurchase of common stock	(0.3)	—	—	—
Balance, end of period	67.4	0.7	67.1	0.7
Additional Paid-in Capital
Balance, beginning of period		750.9		724.1
Taxes withheld under employee stock purchase and share-based compensation plans, net		(9.0)		(5.6)
Share-based compensation expense		8.5		8.5
Repurchase of common stock		(13.3)		—
Balance, end of period		737.0		726.9
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(22.5)		(30.8)
Other comprehensive (loss) income		(2.1)		4.9
Balance, end of period		(24.6)		(25.9)
Retained Earnings
Balance, beginning of period		880.2		806.4
Net income		76.0		74.6
Dividends
Common stock ($0.195 and $0.190 per share)		(13.1)		(12.7)
Stock issued under share-based compensation plans		(1.0)		(0.9)
Balance, end of period		942.1		867.5
Total Stockholders’ Equity		$1,655.2		$1,569.1
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$76.0	$74.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27.7	22.3
Deferred income taxes	9.3	(7.4)
Share-based compensation expense	8.5	8.5
Provision for bad debt	0.9	3.0
Amortization of accumulated other comprehensive gain on interest rate swaps	(1.4)	(1.6)
(Gain)/Loss on sale of assets	(0.3)	1.0
Income from unconsolidated affiliates	(0.5)	(0.6)
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(90.3)	(52.3)
Prepaid expenses and other current assets	(1.1)	0.8
Right-of-use assets	2.3	6.9
Other noncurrent assets	(1.3)	5.9
Trade accounts payable and other accrued liabilities	(41.8)	(3.0)
Long-term lease liabilities	(2.1)	(6.1)
Insurance claims	(17.5)	(4.6)
Income taxes payable	4.7	32.5
Other noncurrent liabilities	(66.5)	(34.5)
Total adjustments	(169.6)	(29.3)
Net cash (used in) provided by operating activities	(93.6)	45.3
Cash flows from investing activities
Additions to property, plant and equipment	(9.6)	(6.6)
Proceeds from sale of assets	0.2	1.4
Investments in equity securities	(3.0)	—
Net cash used in investing activities	(12.4)	(5.2)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(10.0)	(6.5)
Repurchases of common stock	(13.3)	—
Dividends paid	(13.1)	(12.7)
Borrowings from credit facility	475.5	2.6
Repayment of borrowings from credit facility	(356.6)	(32.6)
Changes in book cash overdrafts	5.9	(12.0)
Financing of energy savings performance contracts	2.6	4.0
Repayment of finance lease obligations	(0.6)	(0.7)
Net cash provided by (used in) financing activities	90.3	(57.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	1.9
Net decrease in cash and cash equivalents	(16.2)	(15.9)
Cash and cash equivalents at beginning of year	62.8	394.2
Cash and cash equivalents at end of period	$46.6	$378.3
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2021. Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Reorganization of Our Business
Effective November 1, 2021, the Manufacturing & Distribution (“M&D”) industry group replaced our Technology and Manufacturing (“T&M”) industry group as part of our strategic transformation initiative ELEVATE. M&D retained our large manufacturing clients from T&M and added clients in the distribution sector from our Business and Industry (“B&I”) group. Technology clients with commercial real estate properties serviced by T&M shifted into B&I. Additionally, we have modified the presentation of segment revenues as inter-segment revenues are now allocated at the segment level. Our prior period segment data in Note 4, “Revenues,” and Note 12, “Segment Information,” has been reclassified to conform with our current period presentation. These changes had no impact on our previously reported consolidated financial statements.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended January 31,
(in millions)	2022	2021
Business & Industry	$52.5	$43.4
Aviation	12.3	13.7
Total	$64.9	$57.0
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This accounting update simplifies the accounting for income taxes and clarifies and amends existing income tax guidance. Impacted areas include intraperiod tax allocations, interim period taxes, deferred tax liabilities with outside basis differences, franchise taxes, and transactions that result in the “step-up” of goodwill. We adopted this standard, effective November 1, 2021, on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments–Equity Securities (Topic 321), Investments–Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This accounting update clarifies the interaction between the accounting for investments in equity securities under Topic 321, investments accounted for under the equity method under Topic 323, and certain derivatives instruments under Topic 815. We adopted this standard, effective November 1, 2021, on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
No other recently adopted accounting standards have had a significant impact on our fiscal 2022 consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Able
On September 30, 2021, we acquired Able, a leading facilities services company headquartered in San Francisco, California, for a preliminary net cash purchase price of $741.7 million (the “Able Acquisition”). Pursuant to the terms of the purchase agreement, approximately $12.1 million of the cash consideration was placed into escrow accounts, of which approximately $8.2 million was placed into escrow to satisfy any applicable indemnification claims for a period of 12 months.
Preliminary Purchase Price Allocation
Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, the purchase price consideration and allocations are subject to, among other items: working capital adjustments, further analysis of tax accounts, legal matters, and the final valuation of insurance claims reserves. During the three months ended January 31, 2022, we adjusted our purchase price allocation for probable litigation losses, as described below, and refined certain other estimates.
The following table summarizes the preliminary acquisition accounting on the date of acquisition as previously reported at year-end 2021 and at the end of the first quarter of 2022:

(in millions)	Preliminary Purchase Price Allocation	Adjustments	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$31.5	$—	$31.5
Trade accounts receivable(1)	159.3	—	159.3
Other assets	24.9	(1.1)	23.8
Customer relationships(2)	220.0	—	220.0
Trade names(2)	10.0	—	10.0
Goodwill(3)	554.0	9.8	563.8
Trade accounts payable	(27.0)	(0.2)	(27.1)
Accrued compensation	(38.2)	—	(38.2)
Insurance claims	(91.6)	—	(91.6)
Other liabilities	(41.7)	(8.5)	(50.3)
Deferred income tax liability, net	(59.5)	—	(59.5)
Net assets acquired	$741.7	$—	$741.7
(1) The gross amount of trade accounts receivable was $160.6 million, of which $1.3 million was deemed uncollectible.
(2) The amortization periods for the acquired intangible assets are 15 years for customer relationships and two years for trade names.
(3) Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.
Financial Information
The unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2022, includes $307.7 million of revenue and $14.4 million of operating income attributable to the operations of Able, which are included in our B&I segment. We also incurred $4.1 million of acquisition-related costs and $4.2 million of integration costs during the three months ended January 31, 2022, which are included in selling, general and administrative expenses in the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).
The following table presents our unaudited pro forma results as though the acquisition occurred on November 1, 2020. These results include adjustments for the estimated amortization of intangible assets, interest expense, and the income tax impact of the pro forma adjustments at the statutory rate of 28%. These unaudited pro forma results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies.

(in millions)	Three Months Ended January 31, 2021
Pro forma revenue	$1,768.2
Pro forma income from operations	76.1
Legal Matters Related to Legacy Able
Able is a party to a number of lawsuits, claims, and proceedings incident to the operation of the business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
If, during the purchase price allocation period, we can reasonably determine the fair values of a pre-acquisition contingency, then we will include that amount in the purchase price allocation. If we are unable to determine the fair value of a pre-acquisition contingency at the end of the measurement period, then we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. Subsequent to the end of the measurement period, any adjustment to amounts recorded for a pre-acquisition contingency will be included within acquisition-related costs in the period in which the adjustment is determined.
During the three months ended January 31, 2022, we adjusted our purchase price allocation for probable litigation losses in Able legal matters where a reasonable estimate of the loss could be made from $0.9 million to $12.3 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made for Able legal matters is between zero and $1.9 million. In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
Disposition of Assets
On January 31, 2022, the Company sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.7 million during the three months ended January 31, 2022, which is included in selling, general and administrative expenses in the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).

4. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are B&I, M&D, Education, Aviation, and Technical Solutions, as described in Note 12, “Segment Information.”

	Three Months Ended January 31, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$677.9	$304.2	$178.3	$29.8	$—	$1,190.2
Parking(2)	83.2	10.7	0.3	77.7	—	172.0
Facility Services(3)	268.4	44.1	27.1	6.5	—	346.0
Building & Energy Solutions(4)	—	—	—	—	141.8	141.8
Airline Services(5)	—	—	—	86.3	—	86.3
Total	$1,029.5	$359.1	$205.7	$200.3	$141.8	$1,936.2

	Three Months Ended January 31, 2021
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$533.0	$287.4	$183.1	$29.1	$—	$1,032.6
Parking(2)	68.9	11.7	0.2	54.2	—	134.9
Facility Services(3)	88.2	41.7	24.8	5.9	—	160.6
Building & Energy Solutions(4)	—	—	—		112.6	112.6
Airline Services(5)	—	—	—	51.7	—	51.7
Total	$690.1	$340.8	$208.0	$140.9	$112.6	$1,492.4
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These arrangements are often structured as monthly fixed-price, square-foot, cost-plus, and work order contracts.
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. These arrangements are structured as management reimbursement, leased location, and allowance contracts. Certain of these arrangements are considered service concession agreements. Rent is paid to the grantor, which is the customer in the arrangement; accordingly, rent expense related to these arrangements is recorded as a reduction of the related parking service revenues. .
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

Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended October 31, 2021.
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
The majority of our contracts include performance obligations that are primarily satisfied over time as we provide the related services. These contract types include: monthly fixed-price; square-foot; cost-plus; work orders; transaction-price; hourly; management reimbursement; leased location; allowance; energy savings contracts; and fixed-price repair and refurbishment contracts, as well as our franchise and royalty fee arrangements. We recognize revenue as the services are performed using a measure of progress that is determined by the contract type. Generally, most of our contracts are cancellable by either party without a substantive penalty, and the majority have a notification period of 30 to 60 days.
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
Remaining Performance Obligations
At January 31, 2022, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $310.7 million. We expect to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2022	October 31, 2021
Contract assets
Billed trade receivables(1)	$1,102.7	$1,057.6
Unbilled trade receivables(1)	141.3	112.1
Costs incurred in excess of amounts billed(2)	69.1	52.5
Capitalized commissions(3)	27.9	27.8
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the three months ended January 31, 2022, we capitalized $3.5 million of new costs and amortized $3.5 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2022
Contract liabilities(1)
Balance at beginning of period	$58.5
Additional contract liabilities	72.7
Recognition of deferred revenue	(63.2)
Balance at end of period	$68.0
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

5. NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted Net Income (Loss) Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2022	2021
Net income	$76.0	$74.6

Weighted-average common and common equivalent shares outstanding — Basic	67.9	67.2
Effect of dilutive securities(1)
Restricted stock units	0.2	0.2
Stock options	—	0.1
Performance shares	0.2	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	68.3	67.6

Net income per common share
Basic	$1.12	$1.11
Diluted	1.11	1.10
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2022	2021
Anti-dilutive	—	0.1

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2022	October 31, 2021
Cash and cash equivalents(1)	1	$46.6	$62.8
Insurance deposits(2)	1	0.7	0.7
Assets held in funded deferred compensation plan(3)	1	4.6	4.9
Credit facility(4)	2	1,007.6	888.8
Interest rate swap liabilities(5)	2	2.6	4.6
Preferred equity securities(6)	3	3.0	—
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At January 31, 2022, and October 31, 2021, our interest rate swaps are included in “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 8, “Credit Facility,” for further information.
(6) The Company purchased $3.0 million in a preferred equity investment of a privately held company during the three months ended January 31, 2022, which we include in “Other investments” on the accompanying unaudited Consolidated Balance Sheet. Our investment does not have a readily determinable fair value; therefore, we account for the investment using the measurement alternative under Topic 321 and measure the investment at initial cost less impairment, if any.
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
In connection with the reorganization of our T&M segment as discussed in Note 2, “Basis of Presentation and Significant Accounting Policies,” we reallocated $95.0 million of goodwill from our B&I segment to our M&D segment using a relative fair value approach. M&D’s goodwill balance was $502.2 million after the reorganization, which includes $407.2 million of previously recorded goodwill from our T&M segment. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and following the reallocation and determined that no impairment existed.

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
Actuarial Review Performed During the First Quarter 2022
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
During the first quarter of 2022, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of May 1, 2021, through October 31, 2021 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, we decreased our total reserves related to prior periods for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $25.2 million during the three months ended January 31, 2022. During the three months ended January 31, 2021, we decreased our total reserves related to prior periods by $11.4 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance Related Balances and Activity

(in millions)	January 31, 2022	October 31, 2021
Insurance claim reserves, excluding medical and dental	$556.8	$574.8
Medical and dental claim reserves	10.5	9.9
Insurance recoverables	66.5	66.5
At January 31, 2022, and October 31, 2021, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2022	October 31, 2021
Standby letters of credit	$157.5	$157.9
Surety bonds	84.2	83.8
Restricted insurance deposits	0.7	0.7
Total	$242.4	$242.3

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
On June 28, 2021, the Company amended and restated the Credit Facility (the “Amended Credit Facility”), extending the maturity date to June 28, 2026, and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the then-remaining term loan outstanding from $620.0 million to $650.0 million. The Amended Credit Facility provides for the issuance of up to $350.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Amended Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
The term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at the interest rate of the Euro Interbank Offered Rate (“EURIBOR”) and the daily Sterling Overnight Index Average (“SONIA”) reference rate, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At January 31, 2022, the weighted average interest rate on our outstanding borrowings was 1.60%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2022, we were in compliance with these covenants.
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
We incurred deferred financing costs of $6.4 million in conjunction with the execution of the Amended Credit Facility and carried over $6.2 million of unamortized deferred financing from initial execution and previous amendments of the Credit Facility. Total deferred financing costs of $12.6 million, consisting of $4.9 million related to the term loan and $7.7 million related to the revolver, are being amortized to interest expense over the term of the Amended Credit Facility.

Credit Facility Information

(in millions)	January 31, 2022	October 31, 2021
Current portion of long-term debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.1)	(1.1)
Current portion of term loan	$31.4	$31.4

Long-term debt
Gross term loan	$593.1	$601.3
Unamortized deferred financing costs	(3.2)	(3.5)
Total noncurrent portion of term loan	589.9	597.8
Revolving line of credit(1)(2)	382.0	255.0
Long-term debt	$971.9	$852.8
(1) Standby letters of credit amounted to $166.9 million at January 31, 2022.
(2) At January 31, 2022, we had borrowing capacity of $749.3 million.
Term Loan Maturities
During the three months ended January 31, 2022, we made principal payments under the term loan of $8.1 million. As of January 31, 2022, the following principal payments are required under the term loan.

(in millions)	2022	2023	2024	2025	2026
Debt maturities	$24.4	$32.5	$32.5	$32.5	$503.8
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
At January 31, 2022 and October 31, 2021, amounts recorded in AOCL for interest rate swaps were a gain of $0.3 million, net of taxes of $0.5 million, and a loss of $0.2 million, net of taxes of $0.3 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense over the original term of our Credit Facility ending September 1, 2022. During the three months ended January 31, 2022, we amortized $1.1 million of this gain, net of taxes of $0.4 million, to interest expense. During the three months ended January 31, 2021, we amortized $1.2 million, net of taxes of $0.4 million. At January 31, 2022, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $0.5 million, net of taxes of $0.3 million.

9. COMMON STOCK

Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the first quarter of 2022, as summarized below. At January 31, 2022, authorization for $131.6 million of repurchases remained under the 2019 Share Repurchase Program.
Repurchase Activity

Three Months Ended
(in millions, except per share amounts)	January 31, 2022
Total number of shares purchased	0.3
Average price paid per share	$44.23
Total cash paid for share repurchases	$13.3
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2022, these letters of credit and surety bonds totaled $166.9 million and $700.4 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2022, total guarantees were $236.4 million and extend through 2042. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
Legal Matters
We are a party to a number of lawsuits, claims, and proceedings incident to the operation of our business, including those pertaining to labor and employment, contracts, personal injury, and other matters, some of which allege substantial monetary damages. Some of these actions may be brought as class actions on behalf of a class or purported class of employees.
At January 31, 2022, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $28.7 million, including probable litigation losses of $12.3 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5 million, including $1.9 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate. The amounts above do not include any accrual or loss estimates with respect to the Bucio case, described below.
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
The settlement agreement is contingent upon the approval of the trial court. On August 11, 2021, the plaintiffs filed the motion for preliminary approval of class action settlement with the trial court. On December 7, 2021, the trial court issued its order granting preliminary approval of the class action settlement. Members of the class will receive notice of the settlement, and there will be an opportunity for them to object to the settlement before the trial court grants final approval of the settlement. On February 1, 2022, plaintiffs’ counsel filed a motion requesting that $46.7 million in attorneys’ fees be paid from the $140.0 million settlement fund. On February 16, 2022, a motion to intervene in the action was filed by proposed intervenor Rashad Jefferson, who had previously filed a separate PAGA action in Alameda County Superior Court that is currently pending. As a part of the motion to intervene, a stay was requested so that the proposed intervenor can investigate the settlement. Proposed intervenor also filed an objection to the PAGA settlement on February 14, 2022. A hearing for the motion to intervene is scheduled for March 14, 2022.
Plaintiffs filed a motion for final approval of the class settlement on February 24, 2022. The final approval hearing for the settlement is currently scheduled to take place on March 16, 2022. No payments will be made to employees until after the settlement is finally approved by the trial court.
As of January 31, 2022, the Company has recorded a $142.9 million settlement accrual, which includes an accrual of $2.9 million of related payroll taxes, for the Bucio case within “Other current liabilities” on the unaudited Consolidated Balance Sheet.

11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2022 and 2021, we had effective tax rates of 24.2% and 26.7%, respectively, resulting in provisions for taxes of $24.3 million and $27.2 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to tax credits and reserves.
Our effective tax rate for the three months ended January 31, 2022, was impacted by a $3.5 million benefit from change in tax reserves. Our effective tax rate for the three months ended January 31, 2021, was not impacted by any significant discrete items.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various tax provisions, including payroll tax provisions, which we have evaluated for applicability. Through December 2020, we deferred approximately $132 million of payroll tax, of which $66 million was paid in December 2021 with the remaining $66 million due by December 31, 2022 as required under the CARES Act.
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
12. SEGMENT INFORMATION

Effective November 1, 2021, we reorganized our reportable segments to reflect our M&D industry group replacing our T&M industry group. Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions, as further described below. Refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” for information related to our segment reorganization.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties (including corporate offices for high tech clients), sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

M&D
M&D provides integrated facility services, engineering, janitorial, and other specialized services in different types of manufacturing, distribution, and data center facilities. Manufacturing facilities include traditional motor vehicles, electric vehicles, batteries, pharmaceuticals, steel, semiconductors, chemicals, and many others. Distribution facilities include e-commerce, cold storage, logistics, general warehousing, and others.

Education	Education delivers janitorial, custodial, landscaping and grounds, facilities engineering, and parking services for public school districts, private schools, colleges, and universities.
Aviation	Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation.
Technical Solutions
Technical Solutions specializes in mechanical and electrical services (including electric vehicle charging station installation). These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2022	2021
Revenues
Business & Industry	$1,029.5	$690.1
Manufacturing & Distribution	359.1	340.8
Education	205.7	208.0
Aviation	200.3	140.9
Technical Solutions	141.8	112.6
	$1,936.2	$1,492.4
Operating profit
Business & Industry	$83.3	$72.7
Manufacturing & Distribution	40.6	39.7
Education	12.6	21.7
Aviation	8.9	3.1
Technical Solutions(1)	16.9	6.0
Government Services	(0.1)	(0.1)
Corporate	(55.8)	(32.6)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.5)	(0.6)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.2)
	106.0	109.7
Income from unconsolidated affiliates	0.5	0.6
Interest expense	(6.2)	(8.5)
Income before income taxes	$100.3	$101.9
(1) Reflects a $7.7 million gain on the sale of assets during the three months ended January 31, 2022.
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include certain CEO and other finance and human resource departmental expenses, certain information technology costs, share-based compensation, certain legal costs and settlements, certain actuarial adjustments to self-insurance reserves, and acquisition and integration costs. Management does not review asset information by segment, therefore we do not present assets in this note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2021, which has been filed with the SEC. This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal years, which end on October 31.
Business Overview

ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day.

COVID-19 Pandemic
COVID-19 has resulted in a worldwide health Pandemic and created unanticipated circumstances and uncertainty, disruption, and significant volatility in the broader economy. The preventative and protective actions that governments have ordered and that our clients have implemented in response to the Pandemic have led to an increased demand for our services, including higher margin work orders and our EnhancedClean services. While overall demand for these services has decreased as Pandemic-related restrictions continue to loosen, we expect that ongoing concerns around COVID-19 variants combined with our ELEVATE strategy, described further below, will lead to new and incremental opportunities for our services. However, given the unprecedented and uncertain nature and potential duration of this situation, we cannot reasonably estimate the impact the Pandemic will have on the demand for our services as well as our financial condition, results of operations, or cash flows. Refer to “Consolidated Results of Operations” and “Results of Operations by Segment” for additional information related to the impact of the Pandemic on our financial results.
ELEVATE Strategy
In December 2021, we announced our multiyear strategic plan called ELEVATE. Our new strategy is designed to strengthen our industry leadership position through end-market repositioning and build on our core services, which we expect will drive significant long-term value for our stakeholders.
Over the next four years, we plan to make significant investments totaling $150 – $175 million and implement various measures with the aim to ELEVATE:
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
During the first quarter of 2022, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of May 1, 2021, through October 31, 2021. The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed. The Actuarial Review and other actuarial updates performed earlier in the year demonstrated that the changes we have made to our risk management programs continue to positively impact the frequency and severity of claims.
The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the Actuarial Review, we decreased our total reserves related to prior periods for known claims as well as our estimate of the loss amounts associated with IBNR claims by $25.2 million during the three months ended January 31, 2022. The favorable review was primarily driven by improvements in the workers’ compensation program, reflecting reduced claim frequency related to the Pandemic and positive influences of claim closure projects and reserving practices. During the three months ended January 31, 2021, we decreased our total reserves related to prior period claims by $11.4 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Segment Reporting
Effective November 1, 2021, we reorganized our reportable segments to reflect our M&D industry group replacing our T&M industry group as part of our ELEVATE strategy. Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions, as further described below. Additionally, we have modified the presentation of segment revenues in that inter-segment revenues are now allocated at the segment level. Our prior period segment data has been reclassified to conform with our fiscal 2022 presentation. These changes had no impact on our previously reported consolidated financial statements.

REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties, sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

M&D provides integrated facility services, engineering, janitorial, and other specialized services in different types of manufacturing, distribution, and data center facilities. Manufacturing facilities include traditional motor vehicles, electric vehicles, batteries, pharmaceuticals, steel, semiconductors, chemicals, and many others. Distribution facilities include e-commerce, cold storage, logistics, general warehousing, and others.

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

Key Financial Highlights
•Revenues increased by $443.8 million, or 29.7%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, primarily driven by a $307.7 million revenue increase due to the Able Acquisition in the fourth quarter of 2021, the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I), and new business within Aviation, M&D, and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for Pandemic-related demands (primarily in M&D).
•We had a decrease in operating profit of $3.7 million, or 3.4%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. This decrease was primarily attributed to:
◦increase in technology transformation costs under our ELEVATE strategy;
◦increase in compensation and related expenses primarily attributable to the addition of overhead related to the Able Acquisition and talent acquisition activities; and
◦acquisition and integration costs and amortization of intangibles related to the Able Acquisition.
The decrease was partially offset by:
◦increase in the volume in our business due to the Able Acquisition and the easing of Pandemic disruptions and net new business;
◦lower self-insurance expense; and
◦a $7.7 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions.
•Our effective tax rate on income from operations was 24.2% for the three months ended January 31, 2022, as compared to 26.7% for the three months ended January 31, 2021.
•Net cash used in operating activities was $93.6 million during the three months ended January 31, 2022. Typically, our total operating cash flows in the first quarter are lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, which included a $66 million payment for deferred payroll taxes under the CARES Act.
•Dividends of $13.1 million were paid to shareholders and dividends totaling $0.195 per common share were declared during the three months ended January 31, 2022.
•At January 31, 2022, total outstanding borrowings under our Amended Credit Facility were $1.0 billion. At January 31, 2022, we had up to $749.3 million of borrowing capacity.

Results of Operations

Three Months Ended January 31, 2022 Compared with the Three Months Ended January 31, 2021
Consolidated

	Three Months Ended January 31,
(in millions, except per share amounts)	2022	2021	Increase / (Decrease)
Revenues	$1,936.2	$1,492.4	$443.8	29.7%
Operating expenses	1,659.6	1,249.4	410.2	32.8%
Gross margin	14.3%	16.3%	(200) bps
Selling, general and administrative expenses	153.1	122.6	30.5	24.9%
Amortization of intangible assets	17.5	10.8	6.7	62.5%
Operating profit	106.0	109.7	(3.7)	(3.4)%
Income from unconsolidated affiliates	0.5	0.6	(0.1)	(21.4)%
Interest expense	(6.2)	(8.5)	2.3	26.4%
Income before income taxes	100.3	101.9	(1.6)	(1.6)%
Income tax provision	(24.3)	(27.2)	2.9	10.8%
Net income	76.0	74.6	1.4	1.8%
Other comprehensive income (loss)
Interest rate swaps	0.6	1.2	(0.6)	(51.1)%
Foreign currency translation and other	(2.4)	4.0	(6.4)	NM*
Income tax provision	(0.2)	(0.4)	0.2	50.5%
Comprehensive income	$74.0	$79.5	$(5.5)	(7.0)%
*Not meaningful
Revenues
Revenues increased by $443.8 million, or 29.7%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. This increase was primarily driven by a $307.7 million revenue increase due to the Able Acquisition in the fourth quarter of 2021, the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I), and new business within Aviation, M&D, and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for Pandemic-related demands (primarily in M&D).
Operating Expenses
Operating expenses increased by $410.2 million, or 32.8%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Gross margin decreased by 200 bps to 14.3% in the three months ended January 31, 2022, from 16.3% in the three months ended January 31, 2021. The decrease in gross margin was primarily driven by the changes in contract mix due to decrease in cleaning services for Pandemic-related demands (primarily in B&I and M&D), which have higher margins, and the Able Acquisition. In addition, gross margin was also negatively impacted by an increase in direct labor and related costs (primarily in Education) due to the recovery in headcount as schools expanded capacity for in-person learning. The decrease was partially offset by lower self-insurance expense related to the prior periods, driven by improvement in the workers’ compensation program, reflecting reduced claim frequency related to the Pandemic and positive influences of claim closure projects and reserving practices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $30.5 million during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase in selling, general and administrative expenses was primarily attributable to:

•a $19.5 million increase in compensation and related expenses primarily attributable to the addition of overhead related to the Able Acquisition and talent acquisition activities;
•a $11.5 million increase in certain technology projects attributable to discrete transformational costs under our ELEVATE strategy for developing the new enterprise resource planning system, client facing technology, workforce management tools, and data analytic; and
•an $8.3 million increase in acquisition and integration costs attributable to the Able Acquisition.
This increase was partially offset by:
•a $7.7 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions; and
•a $2.1 million decrease in bad debt expense.
Amortization of Intangible Assets
Amortization of intangible assets increased by $6.7 million, or 62.5%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase was primarily due to the amortization of intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense decreased by $2.3 million, or 26.4%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, primarily due to lower relative interest rates in the current year as the result of amending our credit facility in the third quarter of fiscal year 2021.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended January 31, 2022, and January 31, 2021, were 24.2% and 26.7%, respectively, resulting in tax provisions of $24.3 million and $27.2 million, respectively.
Our effective tax rate for the three months ended January 31, 2022, was impacted by a $3.5 million benefit from change in tax reserves. Our effective tax rate for the three months ended January 31, 2021, was not impacted by any significant discrete items The difference between the effective tax rate and statutory rate is primarily related to tax credits and reserves.
Interest Rate Swaps
During the three months ended January 31, 2022, interest rate swaps decreased by $0.6 million, or 51.1%, as compared to the three months ended January 31, 2021, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $2.4 million during the three months ended January 31, 2022, as compared to a foreign currency translation gain of $4.0 million during the three months ended January 31, 2021. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
(in millions)	2022	2021	Increase / (Decrease)
Revenues
Business & Industry	$1,029.5	$690.1	$339.4	49.2%
Manufacturing & Distribution	359.1	340.8	18.3	5.4%
Education	205.7	208.0	(2.3)	(1.1)%
Aviation	200.3	140.9	59.4	42.1%
Technical Solutions	141.8	112.6	29.2	25.9%
	$1,936.2	$1,492.4	$443.8	29.7%
Operating profit
Business & Industry	$83.3	$72.7	$10.6	14.6%
Operating profit margin	8.1%	10.5%	(244) bps
Manufacturing & Distribution	40.6	39.7	0.9	2.3%
Operating profit margin	11.3%	11.7%	(34) bps
Education	12.6	21.7	(9.1)	(41.7)%
Operating profit margin	6.1%	10.4%	(428) bps
Aviation	8.9	3.1	5.8	NM*
Operating profit margin	4.4%	2.2%	223 bps
Technical Solutions	16.9	6.0	10.9	NM*
Operating profit margin	11.9%	5.3%	656 bps
Government Services	(0.1)	(0.1)	—	45.2%
Operating margin	NM*	NM*	NM*
Corporate	(55.8)	(32.6)	(23.2)	(71.1)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.5)	(0.6)	0.1	21.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.2)	0.2	NM*
	$106.0	$109.7	$(3.7)	(3.4)%
*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$1,029.5	$690.1	$339.4	49.2%
Operating profit	83.3	72.7	10.6	14.6%
Operating profit margin	8.1%	10.5%	(244) bps
B&I revenues increased by $339.4 million, or 49.2%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase was primarily driven by a $307.7 million revenue increase due to the Able Acquisition in the fourth quarter of 2021. In addition, as Pandemic disruptions continue to ease, revenue was positively impacted by the recovery of certain accounts, while partially offset by decrease in Pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $52.5 million and $43.4 million for the three months ended January 31, 2022 and 2021, respectively.
Operating profit increased by $10.6 million, or 14.6%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Operating profit margin decreased by 244 bps to 8.1% in the three months ended January 31, 2022, from 10.5% in the three months ended January 31, 2021. The decrease in operating profit margin was primarily driven by the changes in contract mix as a result of the Able Acquisition and the decrease in cleaning services for Pandemic-related demands, which have higher margins. In addition, operating profit margin was also negatively impacted by the amortization of intangibles acquired as part of the Able Acquisition.

Manufacturing & Distribution
	Three Months Ended January 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$359.1	$340.8	$18.3	5.4%
Operating profit	40.6	39.7	0.9	2.3%
Operating profit margin	11.3%	11.7%	(34) bps
M&D revenues increased by $18.3 million, or 5.4%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase was primarily attributable to net new business led by distribution clients, partially offset by a decrease in work orders for Pandemic-related demands.
Operating profit increased by $0.9 million, or 2.3%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Operating profit margin decreased by 34 bps to 11.3% in the three months ended January 31, 2022, from 11.7% in the three months ended January 31, 2021. The decrease in operating profit margin was primarily attributable the decrease in Pandemic-related work orders, which have higher margins. The decrease in operating profit margin was partially offset by lower bad debt expense.

Education
	Three Months Ended January 31,
($ in millions)	2022	2021	Decrease
Revenues	$205.7	$208.0	$(2.3)	(1.1)%
Operating profit	12.6	21.7	(9.1)	(41.7)%
Operating profit margin	6.1%	10.4%	(428) bps
Education revenues decreased by $2.3 million, or 1.1%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The decrease was primarily attributable to the loss of certain accounts and a decrease in Pandemic-related work orders. The decrease was partially offset by recovery in the volume of our business as schools reopened to full capacity.
Operating profit decreased by $9.1 million, or 41.7%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Operating profit margin decreased by 428 bps to 6.1% in the three months ended January 31, 2022, from 10.4% in the three months ended January 31, 2021. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to the recovery in headcount as schools expanded capacity for in-person learning. Operating margin was positively impacted by a decrease in bad debt expense, reflecting strong collections and also due to higher reserves recorded in the prior year mainly associated with increasing credit risk resulting from the Pandemic, and lower amortization of intangible assets.

Aviation
	Three Months Ended January 31,
($ in millions)	2022	2021	Increase
Revenues	$200.3	$140.9	$59.4	42.1%
Operating profit	8.9	3.1	5.8	NM*
Operating profit margin	4.4%	2.2%	223 bps
*Not meaningful
Aviation revenues increased by $59.4 million, or 42.1%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase was primarily attributable to a recovery in the volume of our U.S. and U.K. businesses due to less Pandemic-related travel restrictions and new parking-related services. Management reimbursement revenues for this segment totaled $12.3 million and $13.7 million for the three months ended January 31, 2022 and 2021, respectively.

Operating profit increased by $5.8 million during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Operating margin increased by 223 bps to 4.4% in the three months ended January 31, 2022 from 2.2% in the three months ended January 31, 2021. The increase was primarily attributable to the recovery in the volume of our business and the strategic shift toward higher margin contracts with airports and related facilities .

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2022	2021	Increase
Revenues	$141.8	$112.6	$29.2	25.9%
Operating profit	16.9	6.0	10.9	NM*
Operating profit margin	11.9%	5.3%	656 bps
Technical Solutions revenues increased by $29.2 million, or 25.9%, during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. This increase was primarily driven by the growth in electric vehicle charging station installation sales. In addition, revenues was positively impacted by certain new contract wins within our U.K business.
We had an increase of operating profit of $10.9 million during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Operating margin increased by 656 bps to 11.9% in the three months ended January 31, 2022 from 5.3% in the three months ended January 31, 2021. The increase in operating margin was primarily attributable to attributable to the $7.7 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services and lower bad debt expense.

Corporate
	Three Months Ended January 31,
($ in millions)	2022	2021	Increase
Corporate expenses	$(55.8)	$(32.6)	$(23.2)	(71.1)%
*Not meaningful
Corporate expenses increased by $23.2 million during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The increase in corporate expenses was primarily attributable to:
•a $17.1 million increase in compensation and related expenses primarily attributable to the addition of overhead related to the Able Acquisition and talent acquisition activities;
•a $11.5 million increase in certain technology projects attributable to discrete transformational costs under our ELEVATE strategy for developing the new enterprise resource planning system, client facing technology, workforce management tools, and data analytics; and
•an $8.3 million increase in acquisition and integration costs attributable to the Able Acquisition.
This increase was partially offset by:
•a $13.8 million decrease in insurance expense as the result of favorable self-insurance reserve adjustments from actuarial evaluations completed in the three months ended January 31, 2022, as compared to the three months ended January 31, 2021.

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
We believe that our operating cash flows and borrowing capacity under our Amended Credit Facility are sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Additionally, since we cannot predict the duration or scope of the ongoing Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal year 2022.
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolver and an $800.0 million amortizing term loan, both of which were scheduled to mature on September 1, 2022. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018.
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
Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at the interest rate of the EURIBOR and SONIA reference rates, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At January 31, 2022, the weighted average interest rate on our outstanding borrowings was 1.60%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
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
During the three months ended January 31, 2022, we made principal payments of $8.1 million under the term loan. At January 31, 2022, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.0 billion and $166.9 million. At January 31, 2022, we had up to $749.3 million of borrowing capacity.
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
IFM Insurance Company
IFM Assurance Company (“IFM”) is a wholly owned captive insurance company that we formed in 2015. IFM is part of our enterprise-wide, multiyear insurance strategy that is intended to better position our risk and safety programs and provide us with increased flexibility in the end-to-end management of our insurance programs. IFM began providing coverage to us as of January 1, 2015.
Share Repurchases
We repurchased shares under the 2019 Share Repurchase Program during the first quarter of 2022, as summarized below. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. At January 31, 2022, authorization for $131.6 million of repurchases remained under the 2019 Share Repurchase Program.

Three Months Ended
(in millions, except per share amounts)	January 31, 2022
Total number of shares purchased	0.3
Average price paid per share	$44.23
Total cash paid for share repurchases	$13.3
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

	Three Months Ended January 31,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(93.6)	$45.3
Net cash used in investing activities	(12.4)	(5.2)
Net cash provided by (used in) financing activities	90.3	(57.8)
Operating Activities
Net cash used in operating activities was $93.6 million during the three months ended January 31, 2022, as compared to net cash provided by operating activities of $45.3 million during the three months ended January 31, 2021. The change was primarily driven by the timing of client receivable collections, vendor payments, and the payment of deferred remittance of payroll taxes under the CARES Act.

Investing Activities
Net cash used in investing activities increased $7.2 million during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. This increase was primarily related to higher purchases in property, plant and equipment and investments in equity securities in the current year.
Financing Activities
Net cash provided by financing activities was $90.3 million during the three months ended January 31, 2022, as compared to net cash used in financing activities of $57.8 million during the three months ended January 31, 2021. The change was primarily related to an increase in net borrowings from our Amended Credit Facility in the current year.

Contingencies

For disclosures on contingencies, see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2021.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2021.
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
b. Changes in Internal Control Over Financial Reporting.

During 2021, we completed the Able Acquisition, as described in Note 3, “Acquisitions,” to the Financial Statements in this Form 10-Q. We continue to integrate policies, processes, personnel, technology, and operations relating to this transaction and will continue to evaluate the impact of any related changes to our internal controls over financial reporting. Additionally, to support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our human resources information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2022 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, many of our office-based employees began working remotely in March 2020. This change to the working environment did not have a material effect on our internal controls over financial reporting during the first quarter of 2022. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2021, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2022:

Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
11/1/2021 – 11/30/2021	0.0	$—	0.0	$144.9
12/1/2021 – 12/31/2021	0.0	$—	0.0	$144.9
1/1/2022 – 1/31/2022	0.3	$44.23	0.3	$131.6
Total	0.3	$44.23	0.3	$131.6
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
In the fourth quarter of fiscal year 2021, the Company discovered that one of its U.K. subsidiaries had been providing aircraft cleaning services to Iran Air since April 2020. The U.K. subsidiary terminated its relationship with Iran Air on August 30, 2021. The aggregate amount of payments received by the U.K. subsidiary in return for its services was approximately GBP 64,000, and the aggregated profits were GBP 6,400.
The Company submitted a preliminary self-disclosure and investigation report of the U.K. subsidiary’s transactions with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”).
The Company is fully cooperating with OFAC in its review of this matter and does not currently expect that OFAC’s review will have a material adverse effect on the Company. The Company is also in the process of reviewing and developing enhanced controls, procedures, and other measures to ensure compliance with applicable law.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1*†	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after January 1, 2022
10.2*†	Form of Restricted Stock Unit Agreement for Employees – 2021 Equity and Incentive Compensation Plan
10.3*†	Form of Performance Share Agreement for Employees – 2021 Equity and Incentive Compensation Plan
10.4*†	Senior Executive Severance Pay Policy, as amended and restated March 7, 2011
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.

‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 9, 2022	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 9, 2022	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)