Form 10-Q
period 2022-04-30
ABM INDUSTRIES INC /DE/
filed 2022-06-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 8, 2022: 66,788,132

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$48.9	$62.8
Trade accounts receivable, net of allowances of $28.4 and $32.7 at April 30, 2022 and October 31, 2021, respectively	1,224.7	1,137.1
Costs incurred in excess of amounts billed	72.3	52.5
Prepaid expenses	98.2	88.7
Other current assets	64.0	60.0
Total current assets	1,508.2	1,401.2
Other investments	15.8	11.8
Property, plant and equipment, net of accumulated depreciation of $288.5 and $274.7 at April 30, 2022 and October 31, 2021, respectively	106.9	111.9
Right-of-use assets	115.4	126.5
Other intangible assets, net of accumulated amortization of $423.5 and $389.3 at April 30, 2022 and October 31, 2021, respectively	399.5	424.8
Goodwill	2,292.2	2,228.9
Other noncurrent assets	148.2	131.2
Total assets	$4,586.3	$4,436.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$181.5	$31.4
Trade accounts payable	263.3	289.4
Accrued compensation	205.3	238.0
Accrued taxes — other than income	127.5	124.9
Insurance claims	170.3	171.4
Income taxes payable	6.2	11.4
Current portion of lease liabilities	30.0	31.8
Other accrued liabilities	296.7	387.4
Total current liabilities	1,280.7	1,285.8
Long-term debt, net	986.6	852.8
Long-term lease liabilities	106.0	116.6
Deferred income tax liability, net	65.6	22.5
Noncurrent insurance claims	409.5	413.3
Other noncurrent liabilities	59.5	123.5
Noncurrent income taxes payable	8.8	12.5
Total liabilities	2,916.7	2,827.0
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,780,022 and 67,302,449 shares issued and outstanding at April 30, 2022 and October 31, 2021, respectively	0.7	0.7
Additional paid-in capital	716.4	750.9
Accumulated other comprehensive loss, net of taxes	(25.2)	(22.5)
Retained earnings	977.7	880.2
Total stockholders’ equity	1,669.6	1,609.2
Total liabilities and stockholders’ equity	$4,586.3	$4,436.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues	$1,897.8	$1,497.4	$3,834.1	$2,989.8
Operating expenses	1,648.3	1,274.5	3,307.9	2,523.8
Selling, general and administrative expenses	156.8	161.9	309.9	284.5
Amortization of intangible assets	17.6	10.7	35.2	21.5
Operating profit	75.0	50.3	181.0	160.1
Income from unconsolidated affiliates	0.6	0.2	1.0	0.8
Interest expense	(7.8)	(7.8)	(14.1)	(16.3)
Income before income taxes	67.8	42.8	168.0	144.6
Income tax provision	(19.0)	(11.7)	(43.2)	(38.9)
Net income	48.8	31.1	124.8	105.7
Other comprehensive income (loss)
Interest rate swaps	11.3	1.6	11.9	2.8
Foreign currency translation and other	(8.9)	1.2	(11.4)	5.2
Income tax provision	(3.0)	(0.4)	(3.2)	(0.8)
Comprehensive income	$48.1	$33.4	$122.1	$112.9
Net income per common share
Basic	$0.73	$0.46	$1.85	$1.57
Diluted	$0.72	$0.46	$1.84	$1.56
Weighted-average common and common equivalent shares outstanding
Basic	67.2	67.3	67.5	67.2
Diluted	67.5	67.8	67.9	67.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2022		2021		2022		2021
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	67.4	$0.7	67.1	$0.7	67.3	$0.7	66.7	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.5	—	0.4	—
Repurchase of common stock	(0.7)	—	—	—	(1.0)	—	—	—
Balance, end of period	66.8	0.7	67.1	0.7	66.8	0.7	67.1	0.7
Additional Paid-in Capital
Balance, beginning of period		737.0		726.9		750.9		724.1
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.0		1.1		(8.1)		(4.6)
Share-based compensation expense		8.4		9.1		16.8		17.6
Repurchase of common stock		(30.0)		—		(43.3)		—
Balance, end of period		716.4		737.1		716.4		737.1
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(24.6)		(25.9)		(22.5)		(30.8)
Other comprehensive (loss) income		(0.6)		2.3		(2.6)		7.2
Balance, end of period		(25.2)		(23.6)		(25.2)		(23.6)
Retained Earnings
Balance, beginning of period		942.1		867.5		880.2		806.4
Net income		48.8		31.1		124.8		105.7
Dividends
Common stock ($0.195, $0.190, $0.390, and $0.380 per share)		(13.0)		(12.7)		(26.2)		(25.4)
Stock issued under share-based compensation plans		(0.2)		(0.2)		(1.1)		(1.0)
Balance, end of period		977.7		885.6		977.7		885.6
Total Stockholders’ Equity		$1,669.6		$1,599.8		$1,669.6		$1,599.8
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$124.8	$105.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55.1	44.3
Deferred income taxes	39.0	(23.0)
Share-based compensation expense	16.8	17.6
(Recovery of)/Provision for bad debt	(2.9)	1.2
Amortization of accumulated other comprehensive gain on interest rate swaps	(2.9)	(3.2)
(Gain)/Loss on sale of assets	(0.3)	1.1
Income from unconsolidated affiliates	(1.0)	(0.8)
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(93.7)	(10.9)
Prepaid expenses and other current assets	(7.1)	(5.8)
Right-of-use assets	11.1	11.2
Other noncurrent assets	(7.3)	15.2
Trade accounts payable and other accrued liabilities	(163.3)	55.3
Long-term lease liabilities	(10.6)	(10.0)
Insurance claims	(11.5)	(2.4)
Income taxes payable	(17.1)	11.5
Other noncurrent liabilities	(66.6)	(36.0)
Total adjustments	(262.3)	65.5
Net cash (used in) provided by operating activities	(137.5)	171.2
Cash flows from investing activities
Additions to property, plant and equipment	(19.6)	(14.9)
Proceeds from sale of assets	3.9	1.5
Purchase of businesses, net of cash acquired	(56.7)	—
Investments in equity securities	(3.0)	—
Net cash used in investing activities	(75.5)	(13.4)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(9.2)	(5.6)
Repurchases of common stock	(43.3)	—
Dividends paid	(26.2)	(25.4)
Borrowings from debt	720.6	2.6
Repayment of borrowings from debt	(437.3)	(82.8)
Changes in book cash overdrafts	(9.1)	(13.3)
Financing of energy savings performance contracts	6.6	7.5
Repayment of finance lease obligations	(1.0)	(1.5)
Net cash provided by (used in) financing activities	201.2	(118.5)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	2.2
Net (decrease) increase in cash and cash equivalents	(14.0)	41.5
Cash and cash equivalents at beginning of year	62.8	394.2
Cash and cash equivalents at end of period	$48.9	$435.7
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Business & Industry	$53.9	$43.2	$106.4	$86.6
Aviation	12.5	12.9	24.8	26.5
Total	$66.4	$56.1	$131.3	$113.1
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

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Able
On September 30, 2021, we acquired Able, a leading facilities services company headquartered in San Francisco, California, for a net cash purchase price of $747.5 million (the “Able Acquisition”). The purchase price was revised during the second quarter of 2022 to reflect a post-close purchase price adjustment related to a net working capital settlement. Pursuant to the terms of the purchase agreement, approximately $12.1 million of the cash consideration was placed into escrow accounts, of which approximately $8.2 million satisfies any applicable indemnification claims for a period of 12 months.
Preliminary Purchase Price Allocation
Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, the purchase price allocation is subject to, among other items: further analysis of tax accounts, legal matters, and the final valuation of insurance claims reserves. During the six months ended April 30, 2022, we adjusted the purchase price allocation for a working capital adjustment, probable litigation losses (as described below), and refined certain other estimates.
The following table summarizes the preliminary acquisition accounting on the date of acquisition as previously reported at year-end 2021 and at the end of the second quarter of 2022:

(in millions)	Preliminary Purchase Price Allocation	Adjustments	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$31.5	$—	$31.5
Trade accounts receivable(1)	159.3	(0.7)	158.5
Other assets	24.9	(4.4)	20.5
Customer relationships(2)	220.0	—	220.0
Trade names(2)	10.0	—	10.0
Goodwill(3)	554.0	29.0	583.0
Trade accounts payable	(27.0)	(0.5)	(27.5)
Accrued compensation	(38.2)	(2.1)	(40.3)
Insurance claims	(91.6)	(1.1)	(92.7)
Other liabilities	(41.7)	(14.6)	(56.3)
Deferred income tax liability, net	(59.5)	0.3	(59.3)
Net assets acquired	$741.7	$5.8	$747.5
(1) The gross amount of trade accounts receivable was $160.5 million, of which $1.9 million was deemed uncollectible.
(2) The amortization periods for the acquired intangible assets are 15 years for customer relationships and two years for trade names.
(3) Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.
Financial Information
The unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2022, include revenue attributable to Able of $282.7 million and $590.6 million, respectively, and operating profit of $11.5 million and $26.0 million, respectively. For the three and six months ended April 30, 2022, we also incurred acquisition-related and integration costs of $0.5 million and $8.8 million, respectively, which are included in selling, general and administrative expenses in the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).
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

(in millions)	Three Months Ended April 30, 2021	Six Months Ended April 30, 2021
Pro forma revenue	$1,759.5	$3,527.7
Pro forma income from operations	31.2	107.3
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
If, during the purchase price allocation period, we can reasonably determine the fair values of a pre-acquisition contingency, then we will include that amount in the purchase price allocation. Any adjustment to amounts recorded for a pre-acquisition contingency subsequent to the end of the measurement period will be included within selling, general and administrative expenses in the period in which the adjustment is determined.
During the six months ended April 30, 2022, we adjusted our purchase price allocation for probable litigation losses in Able legal matters where a reasonable estimate of the loss could be made from $0.9 million to $18.1 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made for Able legal matters is between zero and $2.6 million. In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill, which is not deductible for income tax purposes. As of April 30, 2022, we recorded preliminary goodwill and intangibles of $41.6 million and $10.4 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2022, include revenues of $4.9 million and operating profit of $0.3 million attributable to Momentum, which are included in our B&I segment.
Disposition of Assets
On January 31, 2022, the Company sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.7 million during the six months ended April 30, 2022, which is included in selling, general and administrative expenses in the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).

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

	Three Months Ended April 30, 2022						Six Months Ended April 30, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$676.7	$307.2	$177.9	$26.4	$—	$1,188.2	$1,354.6	$611.3	$356.2	$56.2	$—	$2,378.4
Parking(2)	85.1	8.8	0.3	77.1	—	171.2	168.4	19.5	0.5	154.8	—	343.2
Facility Services(3)	241.8	41.0	26.3	6.8	—	315.8	510.2	85.2	53.3	13.3	—	661.9
Building & Energy Solutions(4)	—	—	—	—	147.0	147.0	—	—	—	—	288.8	288.8
Airline Services(5)	—	—	—	75.5	—	75.5	—	—	—	161.8	—	161.8
Total	$1,003.6	$356.9	$204.4	$185.9	$147.0	$1,897.8	$2,033.1	$716.0	$410.1	$386.1	$288.8	$3,834.1

	Three Months Ended April 30, 2021						Six Months Ended April 30, 2021
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$527.5	$289.5	$185.9	$28.8	$—	$1,031.7	$1,060.5	$575.9	$369.0	$58.0	$—	$2,063.3
Parking(2)	68.1	10.0	0.2	60.8	—	139.1	137.0	21.7	0.4	114.9	—	274.0
Facility Services(3)	78.4	40.7	26.6	5.8	—	151.5	166.6	83.5	51.4	11.7	—	313.2
Building & Energy Solutions(4)	—	—	—	—	124.5	124.5	—	—	—	—	237.1	237.1
Airline Services(5)	—	—	—	50.5	—	50.5	—	—	—	102.2	—	102.2
Total	$673.9	$340.3	$212.8	$145.9	$124.5	$1,497.4	$1,364.1	$681.0	$420.8	$286.8	$237.1	$2,989.8
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
Remaining Performance Obligations
At April 30, 2022, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $327.9 million. We expect to recognize revenue on approximately 76% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2022	October 31, 2021
Contract assets
Billed trade receivables(1)	$1,093.1	$1,057.6
Unbilled trade receivables(1)	160.1	112.1
Costs incurred in excess of amounts billed(2)	72.3	52.5
Capitalized commissions(3)	29.2	27.8
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the six months ended April 30, 2022, we capitalized $8.2 million of new costs and amortized $6.9 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2022
Contract liabilities(1)
Balance at beginning of period	$58.5
Additional contract liabilities	135.1
Recognition of deferred revenue	(121.6)
Balance at end of period	$72.0
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income	$48.8	$31.1	$124.8	$105.7

Weighted-average common and common equivalent shares outstanding — Basic	67.2	67.3	67.5	67.2
Effect of dilutive securities(1)
Restricted stock units	0.2	0.4	0.2	0.3
Performance shares	0.1	—	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	67.5	67.8	67.9	67.7

Net income per common share
Basic	$0.73	$0.46	$1.85	$1.57
Diluted	$0.72	$0.46	$1.84	$1.56
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Anti-dilutive	—	—	—	0.1

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2022	October 31, 2021
Cash and cash equivalents(1)	1	$48.9	$62.8
Insurance deposits(2)	1	0.9	0.7
Assets held in funded deferred compensation plan(3)	1	4.4	4.9
Debt facilities(4)	2	1,172.0	888.8
Interest rate swap assets(5)	2	10.9	—
Interest rate swap liabilities(5)	2	0.7	4.6
Preferred equity investment(6)	3	3.0	—
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
(4) Represents gross outstanding borrowings under our Credit and Receivables Facilities. Due to variable interest rates, the carrying value of outstanding borrowings under these facilities approximates the fair value. See Note 8, “Debt,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At April 30, 2022, and October 31, 2021, our interest rate swap assets and liabilities are included in “Other noncurrent assets” and “Other accrued liabilities,” respectively on the accompanying unaudited Consolidated Balance Sheets. See Note 8, “Credit Facility,” for further information.
(6) We purchased $3.0 million in a preferred equity investment of a privately held company during the six months ended April 30, 2022, which we include in “Other investments” on the accompanying unaudited Consolidated Balance Sheet. Our investment does not have a readily determinable fair value; therefore, we account for the investment using the measurement alternative under Topic 321 and measure the investment at initial cost less impairment, if any.
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
Actuarial Review and Interim Update Performed During 2022
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
During the second quarter of 2022, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2021, through January 31, 2022 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Review and Interim Update at April 30, 2022, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $28.7 million during the six months ended April 30, 2022. During the six months ended April 30, 2021, we decreased our total reserves related to prior years by $11.4 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	April 30, 2022	October 31, 2021
Insurance claim reserves, excluding medical and dental	$569.3	$574.8
Medical and dental claim reserves	10.6	9.9
Insurance recoverables	66.5	66.5
At April 30, 2022, and October 31, 2021, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2022	October 31, 2021
Standby letters of credit	$157.4	$157.9
Surety bonds	84.2	83.8
Restricted insurance deposits	0.9	0.7
Total	$242.6	$242.3

8. DEBT

Components of Debt

(in millions)	April 30, 2022	October 31, 2021
Current portion of debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.1)
Current portion of term loan	$31.5	$31.4
Receivables facility	150.0	—
Current portion of debt	$181.5	$31.4

Long-term debt
Gross term loan	$585.0	$601.3
Unamortized deferred financing costs	(2.9)	(3.5)
Total noncurrent portion of term loan	582.1	597.8
Revolving line of credit(1)(2)	404.5	255.0
Long-term debt	$986.6	$852.8
(1) Standby letters of credit amounted to $162.4 million at April 30, 2022.
(2) At April 30, 2022, we had borrowing capacity of $731.8 million.
At April 30, 2022, the weighted average interest rate on all outstanding borrowings, not including letters of credit, was 2.22%
Credit Facility
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2022, we were in compliance with these covenants.
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
On March 1, 2022, we entered into a new uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expires on February 28, 2023. The Receivables Facility allows the Company to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. Under this arrangement, we make floating rate interest payments equal to the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) plus 1.05%. These interest payments are payable monthly in arrears. The repurchase price of the receivables in the facility is the original face value. Outstanding receivables must be repurchased on a date agreed upon by both the buyer and seller, generally on a monthly basis, and on the termination date of the repurchase facility. This facility is considered a secured borrowing and provides the buyer with customary rights of termination upon the occurrence of certain events of default. We have guaranteed all of the sellers’ obligations under the facility.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on the unaudited Consolidated Balance Sheets, primarily as a result of the requirement to repurchase receivables sold. As of April 30, 2022, there were $150.0 million in borrowings on receivables pledged as collateral under the Receivables Facility.
Long-Term Debt Maturities
During the three and six months ended April 30, 2022, we made principal payments under the term loan of $8.1 million and $16.3 million, respectively. As of April 30, 2022, the following principal payments are required under the Amended Credit Facility.

(in millions)	2022	2023	2024	2025	2026
Debt maturities	$16.3	$32.5	$32.5	$32.5	$908.3
Interest Rate Swaps
We utilize interest rate swap agreements to fix the variable interest rates on portions of our debt. The purpose of using these derivatives is to reduce our exposure to the interest rate risk associated with variable borrowings. Under these agreements, we typically pay a fixed interest rate in exchange for a LIBOR-based variable interest rate on a given notional amount. All of our interest rate swaps are designated and accounted for as cash flow hedges. Changes in the fair value of these derivatives are reported as a component of other comprehensive income and are reclassified into earnings in the period or periods in which the hedged transaction affects earnings. For information regarding the valuation of our interest rate swaps, see Note 6, “Fair Value of Financial Instruments.”

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 130.0 million	2.84%	November 1, 2018	September 1, 2022
$ 100.0 million	1.78%	February 9, 2022	June 28, 2026
$ 150.0 million	1.92%	February 25, 2022	June 28, 2026
At April 30, 2022, and October 31, 2021, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $8.6 million, net of taxes of $3.5 million, and a loss of $0.2 million, net of taxes of $0.3 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense over the original term of our Credit Facility ending September 1, 2022. During the three and six months ended April 30, 2022, we amortized $1.1 million of this gain, net of taxes of $0.4 million, and $2.1 million, net of taxes of $0.8 million, respectively, of this gain to interest expense. During the three and six months ended April 30, 2021, we amortized $1.2 million, net of taxes of $0.4 million, and $2.3 million, net of taxes of $0.9 million, respectively. At April 30, 2022, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $2.8 million, net of taxes of $1.1 million.

9. COMMON STOCK

Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the three and six months ended April 30, 2022, as summarized below. No shares were repurchased during the three and six months ended April 30, 2021. At April 30, 2022, authorization for $101.6 million of repurchases remained under the 2019 Share Repurchase Program.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended April 30, 2022	Six Months Ended April 30, 2022
Total number of shares purchased	0.7	1.0
Average price paid per share	$43.50	$43.72
Total cash paid for share repurchases	$30.0	$43.3
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2022, these letters of credit and surety bonds totaled $162.4 million and $717.0 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2022, total guarantees were $233.2 million and extend through 2042. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
Sales Taxes
We collect sales tax from clients and remit those collections to the applicable states. In some cases when clients fail to pay their invoices, including the amount of any sales tax that we paid on their behalf, we may be entitled to seek a refund of that amount of sales tax from the applicable state.
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
At April 30, 2022, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $35.3 million, including probable litigation losses of $18.1 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5 million, including $2.6 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, pending in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case was a class action lawsuit pending in San Francisco Superior Court that alleged we failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. There was also a claim for penalties under the California Labor Code Private Attorneys General Act (“PAGA”).
On July 7, 2021, the Company entered into a class action settlement and release agreement to settle the Bucio case for $140 million and to obtain a release of the certified class claims that were asserted in the Bucio case. The settlement also resolved the PAGA claim. The release of the certified class claims covers the time period from April 7, 2002, through April 30, 2013. The release of the PAGA claim covers the time period from November 15, 2005, through July 18, 2021.
Final approval of the class settlement, approval of Plaintiffs’ counsels’ request for attorneys’ fees, and judgment was entered by the court on April 7, 2022. A full description of the class action has been included by the Company in its prior filings, most recently in our quarterly report on Form 10-Q for the quarter ended on January 31, 2022, filed on March 9, 2022.
On April 20, 2022, we paid to a third-party settlement administrator $143.8 million for the Bucio settlement, of which $142.9 million was previously recorded within other current liabilities, and recorded $0.9 million of related expense in “Selling, general and administrative expenses” in our unaudited Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2022. On April 29, 2022, employees who are a part of the settlement were mailed payments by the third-party settlement administrator based on the number of pay periods they worked. In addition, a payment to California’s Labor Workforce and Development Agency to resolve the PAGA claims was sent on April 29, 2022.
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2022, we had effective tax rates of 28.0% and 25.7%, respectively, resulting in provisions for taxes of $19.0 million and $43.2 million, respectively. During the three and six months ended April 30, 2021, we had effective tax rates of

27.3% and 26.9%, respectively, resulting in provisions for taxes of $11.7 million and $38.9 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to tax credits and reserves.
Our effective tax rates for the three months ended April 30, 2022, and April 30, 2021, were not impacted by any significant discrete items.
Our effective tax rate for the six months ended April 30, 2022, was impacted by a $3.4 million benefit from change in tax reserves. Our effective tax rate for the six months ended April 30, 2021, was not impacted by any significant discrete items.
In response to COVID-19, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act includes various payroll tax provisions. Through December 2020, we deferred approximately $132 million of payroll tax, of which $66 million was paid in December 2021 with the remaining $66 million due by December 31, 2022.
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

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Revenues
Business & Industry	$1,003.6	$673.9	$2,033.1	$1,364.1
Manufacturing & Distribution	356.9	340.3	716.0	681.0
Education	204.4	212.8	410.1	420.8
Aviation	185.9	145.9	386.1	286.8
Technical Solutions	147.0	124.5	288.8	237.1
	$1,897.8	$1,497.4	$3,834.1	$2,989.8
Operating profit
Business & Industry	$76.7	$72.0	$160.0	$144.7
Manufacturing & Distribution	41.9	40.1	82.5	79.8
Education	11.7	13.8	24.3	35.5
Aviation	9.6	5.7	18.5	8.8
Technical Solutions(1)	10.6	10.2	27.4	16.2
Government Services	(0.3)	—	(0.3)	(0.1)
Corporate	(74.5)	(90.8)	(130.3)	(123.4)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.6)	(0.2)	(1.0)	(0.8)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.2)	(0.4)	(0.2)	(0.6)
	75.0	50.3	181.0	160.1
Income from unconsolidated affiliates	0.6	0.2	1.0	0.8
Interest expense	(7.8)	(7.8)	(14.1)	(16.3)
Income before income taxes	$67.8	$42.8	$168.0	$144.6
(1) Reflects a $7.7 million gain on the sale of assets during the six months ended April 30, 2022.
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
During the second quarter of 2022, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2021, through January 31, 2022. This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
The claims management strategies and programs that we have implemented have resulted in improvements. Based on the results of the Actuarial Review and Interim Update at April 30, 2022, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $28.7 million during the six months ended April 30, 2022. The favorable review was primarily attributable to reduced claim frequency and severity development within the workers’ compensation program. During the six months ended April 30, 2021, we decreased our total reserves related to prior years’ claims by $11.4 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Segment Reporting
Effective November 1, 2021, we reorganized our reportable segments to reflect our M&D industry group replacing our T&M industry group as part of our ELEVATE strategy. Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions, as further described below. Additionally, we have modified the presentation of segment revenues in that inter-segment revenues are now allocated at the segment level. Our prior year segment data has been reclassified to conform with our fiscal 2022 presentation. These changes had no impact on our previously reported consolidated financial statements.

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

Key Financial Highlights
•Revenues increased by $400.4 million, or 26.7%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, primarily driven by a $282.7 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021, the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I), and new business within Aviation, M&D, and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D).
•We had a increase in operating profit of $24.7 million, or 49.1%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. This increase was primarily attributed to:
◦the absence of a $30 million accrual of legal costs and settlements attributed to the legal reserve for the Bucio case;
◦increase in the volume in our business due to the Able Acquisition and the easing of Pandemic disruptions and net new business; and
◦lower self-insurance expense;
The increase was partially offset by:
◦increase in technology transformation costs under our ELEVATE strategy;
◦increase in compensation and related expenses primarily attributable to talent acquisition activities and the addition of overhead related to the Able Acquisition; and
◦acquisition and integration costs and amortization of intangibles related to the Able Acquisition.
•Our effective tax rate on income from operations was 28.0% for the three months ended April 30, 2022, as compared to 27.3% for the three months ended April 30, 2021.
•Net cash used in operating activities was $137.5 million during the six months ended April 30, 2022. Our total operating cash flows were lower, primarily due to the timing of certain working capital requirements, which included a $143.8 million payment for the Bucio case and $66 million payment for deferred payroll taxes under the CARES Act in the current fiscal year.
•Net cash used in investing activities was $75.5 million during the six months ended April 30, 2022, primarily related to the acquisition of Momentum.
•Dividends of $26.2 million were paid to shareholders and dividends totaling $0.390 per common share were declared during the six months ended April 30, 2022.
•At April 30, 2022, total outstanding borrowings under our Amended Credit Facility and Receivables Facility were $1.2 billion. At April 30, 2022, we had up to $731.8 million of borrowing capacity.

Results of Operations

Three Months Ended April 30, 2022 Compared with the Three Months Ended April 30, 2021
Consolidated

	Three Months Ended April 30,
(in millions, except per share amounts)	2022	2021	Increase / (Decrease)
Revenues	$1,897.8	$1,497.4	$400.4	26.7%
Operating expenses	1,648.3	1,274.5	373.8	29.3%
Gross margin	13.1%	14.9%	(174) bps
Selling, general and administrative expenses	156.8	161.9	(5.1)	(3.1)%
Amortization of intangible assets	17.6	10.7	6.9	64.8%
Operating profit	75.0	50.3	24.7	49.1%
Income from unconsolidated affiliates	0.6	0.2	0.4	NM*
Interest expense	(7.8)	(7.8)	—	(0.2)%
Income before income taxes	67.8	42.8	25.0	58.4%
Income tax provision	(19.0)	(11.7)	(7.3)	(62.6)%
Net income	48.8	31.1	17.7	56.9%
Other comprehensive income (loss)
Interest rate swaps	11.3	1.6	9.7	NM*
Foreign currency translation and other	(8.9)	1.2	(10.1)	NM*
Income tax provision	(3.0)	(0.4)	(2.6)	NM*
Comprehensive income	$48.1	$33.4	$14.7	44.2%
*Not meaningful
Revenues
Revenues increased by $400.4 million, or 26.7%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. This increase was primarily driven by a $282.7 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021, the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I), and new business within M&D and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D) and the loss of certain accounts within Education in the third quarter of fiscal year 2021.
Operating Expenses
Operating expenses increased by $373.8 million, or 29.3%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Gross margin decreased by 174 bps to 13.1% in the three months ended April 30, 2022, from 14.9% in the three months ended April 30, 2021. The decrease in gross margin was primarily driven by the decrease in cleaning services for pandemic-related demands (primarily in B&I and M&D), which have higher margins, and the changes in contract mix due to the Able Acquisition. In addition, gross margin was also negatively impacted by an increase in direct labor and related costs in Aviation due to the recovery of consumer and business travel. The decrease was partially offset by lower self-insurance expense related to the prior periods, primarily attributable to reduced claim frequency and severity development within the workers’ compensation program.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $5.1 million during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $33.1 million decrease in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case during the three months ended April 30, 2021; and

•$2.0 million of recoveries of certain previously reserved receivables.
This decrease was partially offset by:
•an $18.0 million increase in compensation and related expenses primarily attributable to the addition of overhead related to talent acquisition activities and the Able Acquisition;
•an $8.2 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new enterprise resource planning system, client facing technology, workforce management tools, and data analytics; and
•a $1.2 million increase in acquisition and integration costs attributable to the Able and Momentum acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets increased by $6.9 million, or 64.8%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The increase was primarily due to the amortization of intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense was $7.8 million during the three months ended April 30, 2022, and April 30, 2021, and was primarily driven by increased indebtedness to fund the Able Acquisition and working capital requirements, offset by lower relative interest rates in the current year as the result of amending our credit facility in the third quarter of fiscal year 2021.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended April 30, 2022, and April 30, 2021, were 28.0% and 27.3%, respectively, resulting in tax provisions of $19.0 million and $11.7 million, respectively.
Our effective tax rate for the three months ended April 30, 2022, and April 30, 2021, was not impacted by any significant discrete items.
Interest Rate Swaps
Interest rate swaps gain increased by $9.7 million during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, primarily due to new interest rate swaps executed in the second quarter of fiscal year 2022.
Foreign Currency Translation
We had a foreign currency translation loss of $8.9 million during the three months ended April 30, 2022, as compared to a foreign currency translation gain of $1.2 million during the three months ended April 30, 2021. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
(in millions)	2022	2021	Increase / (Decrease)
Revenues
Business & Industry	$1,003.6	$673.9	$329.7	48.9%
Manufacturing & Distribution	356.9	340.3	16.6	4.9%
Education	204.4	212.8	(8.4)	(3.9)%
Aviation	185.9	145.9	40.0	27.4%
Technical Solutions	147.0	124.5	22.5	18.1%
	$1,897.8	$1,497.4	$400.4	26.7%
Operating profit
Business & Industry	$76.7	$72.0	$4.7	6.5%
Operating profit margin	7.6%	10.7%	(304) bps
Manufacturing & Distribution	41.9	40.1	1.9	4.6%
Operating profit margin	11.7%	11.8%	(3) bps
Education	11.7	13.8	(2.1)	(14.9)%
Operating profit margin	5.7%	6.5%	(74) bps
Aviation	9.6	5.7	3.9	68.6%
Operating profit margin	5.2%	3.9%	126 bps
Technical Solutions	10.6	10.2	0.4	3.8%
Operating profit margin	7.2%	8.2%	(99) bps
Government Services	(0.3)	—	(0.3)	NM*
Operating margin	NM*	NM*	NM*
Corporate	(74.5)	(90.8)	16.3	17.9%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.6)	(0.2)	(0.3)	NM*
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.2)	(0.4)	0.2	(60.0)%
	$75.0	$50.3	$24.7	49.1%
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$1,003.6	$673.9	$329.7	48.9%
Operating profit	76.7	72.0	4.7	6.5%
Operating profit margin	7.6%	10.7%	(304) bps
B&I revenues increased by $329.7 million, or 48.9%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The increase was primarily driven by a $282.7 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Revenue was also positively impacted by the post-pandemic recovery of certain accounts, partially offset by decrease in pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $53.9 million and $43.2 million for the three months ended April 30, 2022, and 2021, respectively.
Operating profit increased by $4.7 million, or 6.5%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, driven by significantly higher revenues. Operating profit margin decreased by 304 bps to 7.6% in the three months ended April 30, 2022, from 10.7% in the three months ended April 30, 2021. The decrease in operating profit margin was primarily driven by the decrease in pandemic-related cleaning services, which have higher margins, and the changes in contract mix as a result of the Able Acquisition. In addition, operating profit margin was also negatively impacted by the amortization of intangibles acquired as part of the Able Acquisition.

Manufacturing & Distribution
	Three Months Ended April 30,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$356.9	$340.3	$16.6	4.9%
Operating profit	41.9	40.1	1.9	4.6%
Operating profit margin	11.7%	11.8%	(3) bps
M&D revenues increased by $16.6 million, or 4.9%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The increase was primarily attributable to net new business led by distribution clients, partially offset by a decrease in work orders for pandemic-related demands.
Operating profit increased by $1.9 million, or 4.6%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Operating profit margin decreased by 3 bps to 11.7% in the three months ended April 30, 2022, from 11.8% in the three months ended April 30, 2021. The decrease in operating profit margin was primarily attributable the decrease in pandemic-related work orders, which have higher margins.

Education
	Three Months Ended April 30,
($ in millions)	2022	2021	Decrease
Revenues	$204.4	$212.8	$(8.4)	(3.9)%
Operating profit	11.7	13.8	(2.1)	(14.9)%
Operating profit margin	5.7%	6.5%	(74) bps
Education revenues decreased by $8.4 million, or 3.9%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The decrease was primarily attributable to the loss of certain accounts in the third quarter of fiscal year 2021.
Operating profit decreased by $2.1 million, or 14.9%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Operating profit margin decreased by 74 bps to 5.7% in the three months ended April 30, 2022, from 6.5% in the three months ended April 30, 2021. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to expanded capacity for in-person learning and a limited labor supply in certain geographies. Operating margin was positively impacted by lower amortization of intangible assets.

Aviation
	Three Months Ended April 30,
($ in millions)	2022	2021	Increase
Revenues	$185.9	$145.9	$40.0	27.4%
Operating profit	9.6	5.7	3.9	68.6%
Operating profit margin	5.2%	3.9%	126 bps
Aviation revenues increased by $40.0 million, or 27.4%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The increase was primarily attributable to significantly increased consumer and business travel and new parking-related services. Management reimbursement revenues for this segment totaled $12.5 million and $12.9 million for the three months ended April 30, 2022 and 2021, respectively.
Operating profit increased by $3.9 million during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Operating margin increased by 126 bps to 5.2% in the three months ended April 30, 2022, from 3.9% in the three months ended April 30, 2021. The increase was primarily attributable to lower bad debt expense, driven by net recoveries of certain previously reserved receivables, and higher margin contracts. Operating margin was negatively impacted by an increase in direct labor and related costs due to increased headcounts as travel continues to recover.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$147.0	$124.5	$22.5	18.1%
Operating profit	10.6	10.2	0.4	3.8%
Operating profit margin	7.2%	8.2%	(99) bps
Technical Solutions revenues increased by $22.5 million, or 18.1%, during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. This increase was primarily driven by the growth in electric vehicle charging station installation sales.
We had an increase of operating profit of $0.4 million during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Operating margin decreased by 99 bps to 7.2% in the three months ended April 30, 2022, from 8.2% in the three months ended April 30, 2021. The decrease in operating margin was primarily attributable to the mix and timing of projects completed during the quarter.

Corporate
	Three Months Ended April 30,
($ in millions)	2022	2021	Decrease
Corporate expenses	$(74.5)	$(90.8)	$16.3	17.9%
Corporate expenses decreased by $16.3 million during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The decrease in corporate expenses was primarily attributable to:
•a $32.8 million decrease in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case during the three months ended April 30, 2021; and
•a $3.5 million decrease in insurance expense as the result of favorable self-insurance reserve adjustments from actuarial evaluations completed in the three months ended April 30, 2022, as compared to the three months ended April 30, 2021.
This decrease was partially offset by:
•an $8.0 million increase in compensation and related expenses primarily attributable to talent acquisition activities and the addition of overhead related to the Able Acquisition;
•a $7.5 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new enterprise resource planning system, client facing technology, workforce management tools, and data analytics; and
•a $1.2 million increase in acquisition and integration costs attributable to the Able and Momentum acquisitions.

Results of Operations

Six Months Ended April 30, 2022 Compared with the Six Months Ended April 30, 2021
Consolidated

	Six Months Ended April 30,
(in millions)	2022	2021	Increase / (Decrease)
Revenues	$3,834.1	$2,989.8	$844.3	28.2%
Operating expenses	3,307.9	2,523.8	784.1	31.1%
Gross margin	13.7%	15.6%	(186) bps
Selling, general and administrative expenses	309.9	284.5	25.4	8.9%
Amortization of intangible assets	35.2	21.5	13.7	63.6%
Operating profit	181.0	160.1	20.9	13.1%
Income from unconsolidated affiliates	1.0	0.8	0.2	23.2%
Interest expense	(14.1)	(16.3)	2.2	(13.7)%
Income before income taxes	168.0	144.6	23.4	16.2%
Income tax provision	(43.2)	(38.9)	(4.3)	11.2%
Net income	124.8	105.7	19.1	18.0%
Other comprehensive income (loss)
Interest rate swaps	11.9	2.8	9.1	NM*
Foreign currency translation and other	(11.4)	5.2	(16.6)	NM*
Income tax provision	(3.2)	(0.8)	(2.4)	NM*
Comprehensive income	$122.1	$112.9	$9.2	8.1%
*Not meaningful
Revenues
Revenues increased by $844.3 million, or 28.2%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase was primarily driven by a $590.6 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021, the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I), and new business within Aviation, M&D, and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D) and the loss of certain accounts within Education in the third quarter of fiscal year 2021.
Operating Expenses
Operating expenses increased by $784.1 million, or 31.1%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. Gross margin decreased by 186 bps to 13.7% in the six months ended April 30, 2022, from 15.6% in the six months ended April 30, 2021. The decrease in gross margin was primarily driven by the decrease in cleaning services for pandemic-related demands (primarily in B&I and M&D), which have higher margins, and the changes in contract mix due to the Able Acquisition. In addition, gross margin was negatively impacted by an increase in direct labor and related costs driven by increased headcounts primarily in Aviation and Education due to recovery in travel demand and in-person learning, respectively. The decrease was offset by a higher, favorable self-insurance reserve adjustments related to the prior years, primarily attributable to reduced claim frequency and severity development within the workers’ compensation program.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $25.4 million, or 8.9%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to:
•a $37.6 million increase in compensation and related expenses primarily attributable to talent acquisition activities and the addition of overhead related to the Able Acquisition;

•a $23.6 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new enterprise resource planning system, client facing technology, workforce management tools, and data analytics; and
•a $9.4 million increase in acquisition and integration costs attributable to the Able and Momentum acquisitions.
This increase was partially offset by:
•a $33.8 million decrease in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case during the three months ended April 30, 2021;
•a $7.7 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions; and
•$4.1 million of recoveries of certain previously reserved receivables.
Amortization of Intangible Assets
Amortization of intangible assets increased by $13.7 million, or 63.6%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. This increase was primarily due to the amortization of intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense decreased by $2.2 million, or 13.7%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, primarily driven by lower relative interest rates in the current year as the result of amending our credit facility in the third quarter of fiscal year 2021, partially offset by increased indebtedness to fund the Able Acquisition and working capital requirements.
Income Taxes from Operations
Our effective tax rates on income from operations for the six months ended April 30, 2022, and April 30, 2021, were 25.7% and 26.9%, respectively, resulting in provisions for taxes of $43.2 million and $38.9 million, respectively.
Our effective tax rate for the six months ended April 30, 2022, was impacted by a $3.4 million benefit from change in tax reserves. Our effective tax rate for the six months ended April 30, 2021, was not impacted by any significant discrete items.
Interest Rate Swaps
Interest rate swaps gain increased by $9.1 million during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, primarily due to new interest rate swaps executed in the second quarter of fiscal year 2022.
Foreign Currency Translation
    We had a foreign currency translation loss of $11.4 million during the six months ended April 30, 2022, as compared to a foreign currency translation gain of $5.2 million the six months ended April 30, 2021. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
(in millions)	2022	2021	Increase / (Decrease)
Revenues
Business & Industry	$2,033.1	$1,364.1	$669.0	49.0%
Manufacturing & Distribution	716.0	681.0	35.0	5.1%
Education	410.1	420.8	(10.7)	(2.6)%
Aviation	386.1	286.8	99.3	34.6%
Technical Solutions	288.8	237.1	51.7	21.8%
	$3,834.1	$2,989.8	$844.3	28.2%
Operating profit
Business & Industry	$160.0	$144.7	$15.3	10.6%
Operating profit margin	7.9%	10.6%	(274) bps
Manufacturing & Distribution	82.5	79.8	2.7	3.4%
Operating profit margin	11.5%	11.7%	(19) bps
Education	24.3	35.5	(11.2)	(31.3)%
Operating profit margin	5.9%	8.4%	(249) bps
Aviation	18.5	8.8	9.7	NM*
Operating profit margin	4.8%	3.1%	172 bps
Technical Solutions	27.4	16.2	11.2	69.4%
Operating profit margin	9.5%	6.8%	267 bps
Government Services	(0.3)	(0.1)	(0.2)	NM*
Operating margin	NM*	NM*	(1) bps
Corporate	(130.3)	(123.4)	(6.9)	(5.6)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.0)	(0.8)	(0.2)	(23.2)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.2)	(0.6)	0.4	73.0%
	$181.0	$160.1	$20.9	13.1%
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$2,033.1	$1,364.1	$669.0	49.0%
Operating profit	160.0	144.7	15.3	10.6%
Operating profit margin	7.9%	10.6%	(274) bps
B&I revenues increased by $669.0 million, or 49.0%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase was primarily driven by a $590.6 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. In addition, as Pandemic disruptions continue to ease, revenue was positively impacted by the recovery of certain accounts, while partially offset by decrease in pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $106.4 million and $86.6 million for the six months ended April 30, 2022 and 2021, respectively.
Operating profit increased by $15.3 million, or 10.6%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. Operating profit margin decreased by 274 bps to 7.9% in the six months ended April 30, 2022, from 10.6% in the six months ended April 30, 2021. The decrease in operating profit margin was primarily driven by the decrease in cleaning services for pandemic-related demands, which have higher margins, and the changes in contract mix as a result of the Able Acquisition. In addition, operating profit margin was also negatively impacted by the amortization of intangibles acquired as part of the Able Acquisition.

Manufacturing & Distribution
	Six Months Ended April 30,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$716.0	$681.0	$35.0	5.1%
Operating profit	82.5	79.8	2.7	3.4%
Operating profit margin	11.5%	11.7%	(19) bps
M&D revenues increased by $35.0 million, or 5.1%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase was primarily attributable to net new business led by distribution clients, partially offset by a decrease in work orders for pandemic-related demands.
Operating profit increased by $2.7 million, or 3.4%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. Operating profit margin decreased by 19 bps to 11.5% in the six months ended April 30, 2022, from 11.7% in the six months ended April 30, 2021. The decrease in operating profit margin was primarily attributable the decrease in pandemic-related work orders, which have higher margins.

Education
	Six Months Ended April 30,
($ in millions)	2022	2021	Decrease
Revenues	$410.1	$420.8	$(10.7)	(2.6)%
Operating profit	24.3	35.5	(11.2)	(31.3)%
Operating profit margin	5.9%	8.4%	(249) bps
Education revenues decreased by $10.7 million, or 2.6%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The decrease was primarily attributable to the loss of certain accounts in the third quarter of fiscal year 2021. The decrease was partially offset by recovery in the volume of our business as schools reopened to full capacity.
Education had an operating profit of $24.3 million during the six months ended April 30, 2022, as compared to an operating loss of $35.5 million during the six months ended April 30, 2021. Operating margin decreased to 5.9% in the six months ended April 30, 2022, from 8.4% in the six months ended April 30, 2021. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to expanded capacity for in-person learning and a limited labor supply in certain geographies. Operating margin was positively impacted by lower amortization of intangible assets and bad debt expense.

Aviation
	Six Months Ended April 30,
($ in millions)	2022	2021	Increase
Revenues	$386.1	$286.8	$99.3	34.6%
Operating profit	18.5	8.8	9.7	NM*
Operating profit margin	4.8%	3.1%	172 bps
*Not meaningful
Aviation revenues increased by $99.3 million, or 34.6%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase was primarily attributable to a recovery in the volume of our U.S. and U.K. businesses due to increased consumer and business travel and new parking-related services. Management reimbursement revenues for this segment totaled $24.8 million and $26.5 million for the six months ended April 30, 2022 and 2021, respectively.
Aviation had an operating profit of $18.5 million during the six months ended April 30, 2022, as compared to an operating loss of $8.8 million during the six months ended April 30, 2021. Operating margin increased to 4.8% in the six months ended April 30, 2022, from 3.1% in the six months ended April 30, 2021. The increase was primarily attributable to lower bad debt expense, driven by net recoveries of certain previously reserved receivables, and higher margin contracts. Operating margin was negatively impacted by an increase in direct labor and related costs due to increased headcounts as travel continues to recover.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2022	2021	Increase
Revenues	$288.8	$237.1	$51.7	21.8%
Operating profit	27.4	16.2	11.2	69.4%
Operating profit margin	9.5%	6.8%	267 bps
Technical Solutions revenues increased by $51.7 million, or 21.8%, during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase was primarily driven by the growth in electric vehicle charging station installation sales.
We had an operating profit of $27.4 million during the six months ended April 30, 2022, as compared to an operating profit of $16.2 million during the six months ended April 30, 2021. Operating margin increased by 267 bps to 9.5% in the six months ended April 30, 2022 from 6.8% in the six months ended April 30, 2021. The increase in operating profit margin was primarily attributable to the $7.7 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services and lower bad debt expense.

Corporate
	Six Months Ended April 30,
($ in millions)	2022	2021	Increase
Corporate expenses	$(130.3)	$(123.4)	$(6.9)	(5.6)%
    Corporate expenses increased by $6.9 million during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The increase in corporate expenses was primarily attributable to:
•a $22.6 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new enterprise resource planning system, client facing technology, workforce management tools, and data analytics;
•a $20.7 million increase in compensation and related expenses primarily attributable to talent acquisition activities and the addition of overhead related to the Able Acquisition; and
•a $9.4 million increase in acquisition and integration costs attributable to the Able and Momentum acquisitions.
This increase was partially offset by:
•a $33.1 million decrease in legal costs and settlements, of which $30 million was attributed to the accrual of a legal reserve for the Bucio case during the six months ended April 30, 2021; and
•a $17.3 million decrease in insurance expense as the result of favorable self-insurance reserve adjustments from actuarial evaluations completed in the six months ended April 30, 2022, as compared to the six months ended April 30, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our Amended Credit Facility and Receivables Facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
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
We believe that our operating cash flows and borrowing capacity under our Amended Credit Facility and Receivables Facility are sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders. Additionally, since we cannot predict the duration or scope of the ongoing Pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in fiscal year 2022.
Debt Facilities
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2022 we were in compliance with these covenants.
On March 1, 2022, we entered into a new uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expires on February 28, 2023. The Receivables Facility allows the Company to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. Under this arrangement, we make floating rate interest payments equal to the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) plus 1.05%. These interest payments are payable monthly in arrears. The repurchase price of the receivables in the facility is the original face value. Outstanding receivables must be repurchased on a date agreed upon by both the buyer and seller, generally on a monthly basis, and on the termination date of the repurchase facility. This facility is considered a secured borrowing and provides the buyer with customary rights of termination upon the occurrence of certain events of default. We have guaranteed all of the sellers’ obligations under the facility.
During the three and six months ended April 30, 2022, we made principal payments of $8.1 million and $16.3 million, respectively, under the term loan. At April 30, 2022, the total outstanding borrowings under our Amended Credit Facility and Receivables Facility in the form of cash borrowings and standby letters of credit were

$1.2 billion and $162.4 million, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 2.22%. At April 30, 2022, we had up to $731.8 million of borrowing capacity.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority, the regulator of LIBOR, announced that the USD LIBOR rates will no longer be published after June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point, which may impact our Amended Credit Facility and interest rate swaps. Our current credit agreement, as well as our International Swaps and Derivatives Association, Inc. agreement, provide for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards. As such, we do not anticipate a material impact related to the LIBOR transition and will continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate.
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
Share Repurchases
We repurchased shares under the 2019 Share Repurchase Program during the three and six months ended 2022, as summarized below. No shares were repurchased during the three and six months ended April 30, 2021. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. At April 30, 2022, authorization for $101.6 million of repurchases remained under the 2019 Share Repurchase Program.

(in millions, except per share amounts)	Three Months Ended April 30, 2022	Six Months Ended April 30, 2022
Total number of shares purchased	0.7	1.0
Average price paid per share	$43.50	$43.72
Total cash paid for share repurchases	$30.0	$43.3
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

	Six Months Ended April 30,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(137.5)	$171.2
Net cash used in investing activities	(75.5)	(13.4)
Net cash provided by (used in) financing activities	201.2	(118.5)

Operating Activities
Net cash used in operating activities was $137.5 million during the six months ended April 30, 2022, as compared to net cash provided by operating activities of $171.2 million during the six months ended April 30, 2021. The change was primarily driven by payments made for the Bucio settlement and deferred remittance of payroll taxes in the current year and the timing of client receivable collections and vendor payments.
Investing Activities
Net cash used in investing activities increased by $62.1 million during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. This increase was primarily related to the acquisition of Momentum; higher purchases in property, plant and equipment; and investments in equity securities in the current year.
Financing Activities
Net cash provided by financing activities was $201.2 million during the six months ended April 30, 2022, as compared to net cash used in financing activities of $118.5 million during the six months ended April 30, 2021. The change was primarily related to an increase in net borrowings from our Amended Credit Facility and Receivable Facility and repurchases of our common stock in the current year.

Contingencies

For disclosures on contingencies, see Note 10, “Commitments and Contingencies,” of the Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
b. Changes in Internal Control Over Financial Reporting.
During fiscal year 2021 and the second quarter of fiscal year 2022, we completed the acquisitions of Able and Momentum, respectively, as described in Note 3, “Acquisitions and Dispositions,” to the unaudited Consolidated Financial Statements in this Form 10-Q. We continue to integrate policies, processes, personnel, technology, and operations relating to this transaction and will continue to evaluate the impact of any related changes to our internal controls over financial reporting. Additionally, to support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our human resources information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the second quarter of 2022 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, a majority of our office-based employees began working remotely in March 2020, with many transitioning to working in a hybrid environment starting March 2022. The changes to the working environment did not have a material effect on our internal controls over financial reporting during the second quarter of 2022. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the unaudited Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2021, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2022:

Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
2/1/2022 – 2/28/2022	0.5	$42.79	0.5	$111.5
3/1/2022 – 3/31/2022	0.2	$45.00	0.2	$101.6
4/1/2022 – 4/30/2022	—	$—	—	$101.6
Total	0.7	$43.50	0.7	$101.6
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
On March 30, 2022, OFAC issued to the Company a cautionary letter indicating that OFAC is not pursuing any civil monetary penalties or other enforcement action against the Company.

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

ABM Industries Incorporated

June 9, 2022	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 9, 2022	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)