Form 10-Q
period 2022-07-31
ABM INDUSTRIES INC /DE/
filed 2022-09-09
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 8, 2022: 66,151,540

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$63.9	$62.8
Trade accounts receivable, net of allowances of $28.5 and $32.7 at July 31, 2022 and October 31, 2021, respectively	1,239.8	1,137.1
Costs incurred in excess of amounts billed	78.7	52.5
Prepaid expenses	90.7	88.7
Other current assets	66.7	60.0
Total current assets	1,539.7	1,401.2
Other investments	14.8	11.8
Property, plant and equipment, net of accumulated depreciation of $294.0 and $274.7 at July 31, 2022 and October 31, 2021, respectively	115.2	111.9
Right-of-use assets	116.6	126.5
Other intangible assets, net of accumulated amortization of $441.1 and $389.3 at July 31, 2022 and October 31, 2021, respectively	381.5	424.8
Goodwill	2,295.0	2,228.9
Other noncurrent assets	144.8	131.2
Total assets	$4,607.6	$4,436.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$181.5	$31.4
Trade accounts payable	299.8	289.4
Accrued compensation	188.5	238.0
Accrued taxes — other than income	125.5	124.9
Insurance claims	172.7	171.4
Income taxes payable	7.2	11.4
Current portion of lease liabilities	30.2	31.8
Other accrued liabilities	268.3	387.4
Total current liabilities	1,273.7	1,285.8
Long-term debt, net	1,009.2	852.8
Long-term lease liabilities	106.5	116.6
Deferred income tax liability, net	64.9	22.5
Noncurrent insurance claims	399.9	413.3
Other noncurrent liabilities	64.4	123.5
Noncurrent income taxes payable	8.9	12.5
Total liabilities	2,927.3	2,827.0
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,144,897 and 67,302,449 shares issued and outstanding at July 31, 2022 and October 31, 2021, respectively	0.7	0.7
Additional paid-in capital	691.4	750.9
Accumulated other comprehensive loss, net of taxes	(33.3)	(22.5)
Retained earnings	1,021.4	880.2
Total stockholders’ equity	1,680.3	1,609.2
Total liabilities and stockholders’ equity	$4,607.6	$4,436.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues	$1,961.4	$1,543.1	$5,795.5	$4,533.0
Operating expenses	1,696.4	1,288.1	5,004.4	3,812.0
Selling, general and administrative expenses	158.6	253.8	468.5	538.3
Amortization of intangible assets	17.7	10.6	52.9	32.1
Operating profit (loss)	88.7	(9.4)	269.7	150.6
Income from unconsolidated affiliates	0.8	0.5	1.8	1.4
Interest expense	(11.1)	(6.3)	(25.2)	(22.6)
Income (loss) before income taxes	78.3	(15.2)	246.3	129.4
Income tax (provision) benefit	(21.5)	1.5	(64.8)	(37.4)
Net income (loss)	56.8	(13.7)	181.6	92.0
Other comprehensive income (loss)
Interest rate swaps	(5.7)	0.7	6.2	3.5
Foreign currency translation and other	(3.7)	0.1	(15.1)	5.3
Income tax benefit (provision)	1.5	(0.2)	(1.7)	(1.0)
Comprehensive income (loss)	$48.9	$(13.1)	$171.1	$99.9
Net income (loss) per common share
Basic	$0.85	$(0.20)	$2.70	$1.37
Diluted	$0.85	$(0.20)	$2.68	$1.36
Weighted-average common and common equivalent shares outstanding
Basic	66.8	67.5	67.3	67.3
Diluted	67.2	67.5	67.7	67.8
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2022		2021		2022		2021
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.8	$0.7	67.1	$0.7	67.3	$0.7	66.7	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.1	—	0.1	—	0.6	—	0.5	—
Repurchase of common stock	(0.7)	—	—	—	(1.7)	—	—	—
Balance, end of period	66.1	0.7	67.2	0.7	66.1	0.7	67.2	0.7
Additional Paid-in Capital
Balance, beginning of period		716.4		737.1		750.9		724.1
Taxes withheld under employee stock purchase and share-based compensation plans, net		(1.3)		(2.0)		(9.4)		(6.5)
Share-based compensation expense		7.5		8.4		24.4		26.0
Repurchase of common stock		(31.2)		—		(74.5)		—
Balance, end of period		691.4		743.6		691.4		743.6
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(25.2)		(23.6)		(22.5)		(30.8)
Other comprehensive (loss) income		(8.1)		0.7		(10.7)		7.8
Balance, end of period		(33.3)		(22.9)		(33.3)		(22.9)
Retained Earnings
Balance, beginning of period		977.7		885.6		880.2		806.4
Net income (loss)		56.8		(13.7)		181.6		92.0
Dividends
Common stock ($0.195, $0.190, $0.585, and $0.570 per share)		(12.9)		(12.8)		(39.0)		(38.2)
Stock issued under share-based compensation plans		(0.2)		(0.2)		(1.3)		(1.3)
Balance, end of period		1,021.4		859.0		1,021.4		859.0
Total Stockholders’ Equity		$1,680.3		$1,580.3		$1,680.3		$1,580.3

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$181.6	$92.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	82.4	66.2
Impairment loss on fixed assets	—	9.1
Deferred income taxes	39.7	(50.0)
Share-based compensation expense	24.4	26.0
Recovery of bad debt	(2.0)	(1.3)
Amortization of accumulated other comprehensive gain on interest rate swaps	(4.3)	(4.8)
(Gain)/Loss on sale of assets	(0.8)	1.3
Income from unconsolidated affiliates	(1.8)	(1.4)
Distributions from unconsolidated affiliates	1.8	1.9
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(129.4)	(45.4)
Prepaid expenses and other current assets	(8.0)	1.6
Right-of-use assets	10.0	13.6
Other noncurrent assets	(6.6)	14.4
Trade accounts payable and other accrued liabilities	(178.0)	193.1
Long-term lease liabilities	(10.1)	(11.9)
Insurance claims	(18.8)	(22.2)
Income taxes payable	(10.3)	11.5
Other noncurrent liabilities	(66.5)	(34.9)
Total adjustments	(278.3)	166.7
Net cash (used in) provided by operating activities	(96.7)	258.8
Cash flows from investing activities
Additions to property, plant and equipment	(37.7)	(23.3)
Proceeds from sale of assets	4.1	2.1
Purchase of businesses, net of cash acquired	(56.7)	—
Investments in equity securities	(3.0)	—
Net cash used in investing activities	(93.3)	(21.2)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(10.7)	(7.8)
Repurchases of common stock	(74.5)	—
Dividends paid	(39.0)	(38.2)
Deferred financing costs paid	—	(6.4)
Borrowings from debt	990.1	32.7
Repayment of borrowings from debt	(684.5)	(97.9)
Changes in book cash overdrafts	5.4	(19.6)
Financing of energy savings performance contracts	8.7	10.8
Repayment of finance lease obligations	(1.2)	(2.3)
Net cash provided by (used in) financing activities	194.2	(128.7)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	2.3
Net increase in cash and cash equivalents	1.0	111.2
Cash and cash equivalents at beginning of year	62.8	394.2
Cash and cash equivalents at end of period	$63.9	$505.4
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
Reorganization of Our Business
Effective November 1, 2021, the Manufacturing & Distribution (“M&D”) industry group replaced our Technology and Manufacturing (“T&M”) industry group as part of our strategic transformation initiative ELEVATE. M&D retained our large manufacturing clients from T&M and added clients in the distribution sector from our Business and Industry (“B&I”) group. Technology clients with commercial real estate properties serviced by T&M shifted into B&I. Additionally, we have modified the presentation of segment revenues as inter-segment revenues are now allocated at the segment level. Our prior period segment data in Note 4, “Revenues,” and Note 12, “Segment Information,” have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported consolidated financial statements.
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Business & Industry	$58.6	$47.5	$165.0	$134.1
Aviation	14.2	13.4	39.0	39.9
Total	$72.8	$60.9	$204.1	$174.1
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

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Able
On September 30, 2021, we acquired Able, a leading facilities services company headquartered in San Francisco, California, for a net cash purchase price of $741.7 million (the “Able Acquisition”). The purchase price was revised during the second quarter of 2022 to reflect a post-close purchase price adjustment related to a net working capital settlement. Pursuant to the terms of the purchase agreement, approximately $12.1 million of the cash consideration was placed into escrow accounts, of which approximately $8.2 million satisfies any applicable indemnification claims for a period of 12 months.
Preliminary Purchase Price Allocation
Our preliminary purchase price allocation is based on information that is currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, the purchase price allocation is subject to, among other items: further analysis of deferred taxes and the final valuation of insurance claims reserves. During the nine months ended July 31, 2022, we adjusted the purchase price allocation for a working capital adjustment, probable litigation losses (as described below), and refined certain other estimates.
The following table summarizes the preliminary acquisition accounting on the date of acquisition as previously reported at year-end 2021 and at the end of the third quarter of 2022:

(in millions)	Preliminary Purchase Price Allocation	Adjustments	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$31.5	$—	$31.5
Trade accounts receivable(1)	159.3	(0.7)	158.5
Other assets	24.9	(4.4)	20.5
Customer relationships(2)	220.0	—	220.0
Trade names(2)	10.0	—	10.0
Goodwill(3)	554.0	34.0	588.0
Trade accounts payable	(27.0)	(4.1)	(31.1)
Accrued compensation	(38.2)	(2.1)	(40.3)
Insurance claims	(91.6)	(1.1)	(92.7)
Other liabilities	(41.7)	(16.0)	(57.7)
Deferred income tax liability, net	(59.5)	0.3	(59.2)
Net assets acquired	$741.7	$5.8	$747.5
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
Financial Information
The unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2022, include revenue attributable to Able of $286.9 million and $878.4 million, respectively, and operating profit of $9.2 million and $36.0 million, respectively. For the three and nine months ended July 31, 2022, we also incurred acquisition-related and integration costs of $2.0 million and $10.7 million, respectively, which are included in “Selling, general and administrative expenses” in the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).
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

(in millions)	Three Months Ended July 31, 2021	Nine Months Ended July 31, 2021
Pro forma revenue	$1,810.7	$5,338.4
Pro forma (loss) income from operations(1)	(12.9)	94.4
(1) These results were adjusted to exclude $2.5 million of acquisition-related costs incurred during the three and nine months ended July 31, 2021, which are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income (Loss).
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
If, during the purchase price allocation period, we can reasonably determine the fair values of a pre-acquisition contingency, then we will include that amount in the purchase price allocation. Any adjustment to amounts recorded for a pre-acquisition contingency subsequent to the end of the measurement period will be included within “Selling, general and administrative expenses” in the period in which the adjustment is determined.
During the nine months ended July 31, 2022, we adjusted our purchase price allocation for probable litigation losses in Able legal matters where a reasonable estimate of the loss could be made from $0.9 million to $19.3 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made for Able legal matters is between zero and $1.6 million. In some cases, although a loss is probable or reasonably possible, we cannot reasonably estimate the maximum potential losses for probable matters or the range of losses for reasonably possible matters. Therefore, our accrual for probable losses and our estimated range of loss for reasonably possible losses do not represent our maximum possible exposure.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill, which is not deductible for income tax purposes. As of July 31, 2022, we recorded preliminary goodwill and intangibles of $41.6 million and $10.4 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2022, include revenues attributable to Momentum of $17.9 million and $22.8 million, respectively, and operating profit of $1.1 million and $1.4 million, respectively.
Disposition of Assets
On January 31, 2022, the Company sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.6 million during the nine months ended July 31, 2022, which is included in “Selling, general and administrative expenses” in the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).

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

	Three Months Ended July 31, 2022						Nine Months Ended July 31, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$696.2	$311.0	$178.4	$27.5	$—	$1,213.1	$2,050.7	$922.3	$534.7	$83.8	$—	$3,591.5
Parking(2)	91.1	8.4	0.1	82.4	—	182.0	259.5	27.9	0.6	237.2	—	525.2
Facility Services(3)	246.6	38.7	29.0	7.0	—	321.3	756.7	123.9	82.3	20.3	—	983.2
Building & Energy Solutions(4)	—	—	—	—	158.4	158.4	—	—	—	—	447.2	447.2
Airline Services(5)	—	—	—	86.6	—	86.6	—	—	—	248.4	—	248.4
Total	$1,033.8	$358.1	$207.5	$203.5	$158.4	$1,961.4	$3,067.0	$1,074.1	$617.6	$589.7	$447.2	$5,795.5

	Three Months Ended July 31, 2021						Nine Months Ended July 31, 2021
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$530.7	$289.5	$180.2	$28.5	$—	$1,029.0	$1,591.2	$865.3	$549.2	$86.5	$—	$3,092.2
Parking(2)	76.3	9.2	0.2	65.7	—	151.4	213.3	30.9	0.6	180.6	—	425.4
Facility Services(3)	75.8	41.7	26.7	6.5	—	150.6	242.4	125.3	78.1	18.2	—	464.0
Building & Energy Solutions(4)	—	—	—	—	145.0	145.0	—	—	—	—	382.1	382.1
Airline Services(5)	—	—	—	67.1	—	67.1	—	—	—	169.4	—	169.4
Total	$682.9	$340.5	$207.0	$167.8	$145.0	$1,543.1	$2,046.9	$1,021.5	$627.8	$454.7	$382.1	$4,533.0
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
Remaining Performance Obligations
At July 31, 2022, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $288.6 million. We expect to recognize revenue on approximately 73% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2022	October 31, 2021
Contract assets
Billed trade receivables(1)	$1,078.0	$1,057.6
Unbilled trade receivables(1)	190.3	112.1
Costs incurred in excess of amounts billed(2)	78.7	52.5
Capitalized commissions(3)	29.6	27.8
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the nine months ended July 31, 2022, we capitalized $12.2 million of new costs and amortized $10.5 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2022
Contract liabilities(1)
Balance at beginning of period	$58.5
Additional contract liabilities	165.2
Recognition of deferred revenue	(165.1)
Balance at end of period	$58.6
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

5. NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted Net Income (Loss) Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income (loss)	$56.8	$(13.7)	$181.6	$92.0

Weighted-average common and common equivalent shares outstanding — Basic	66.8	67.5	67.3	67.3
Effect of dilutive securities(1)
Restricted stock units	0.3	—	0.2	0.4
Performance shares	0.1	—	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	67.2	67.5	67.7	67.8

Net income (loss) per common share
Basic	$0.85	$(0.20)	$2.70	$1.37
Diluted	$0.85	$(0.20)	$2.68	$1.36
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Anti-dilutive	—	—	—	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2022	October 31, 2021
Cash and cash equivalents(1)	1	$63.9	$62.8
Insurance deposits(2)	1	0.9	0.7
Assets held in funded deferred compensation plan(3)	1	4.2	4.9
Debt facilities(4)	2	1,194.4	888.8
Interest rate swap assets(5)	2	7.9	—
Interest rate swap liabilities(5)	2	1.9	4.6
Preferred equity investment(6)	3	3.0	—
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. Our interest rate swap assets and liabilities are included in “Other noncurrent assets” and “Other noncurrent liabilities,” respectively, on the accompanying unaudited Consolidated Balance Sheets. See Note 8, “Credit Facility,” for further information.
(6) We purchased $3.0 million in a preferred equity investment of a privately held company during the first quarter of fiscal year 2022, which we include in “Other investments” on the accompanying unaudited Consolidated Balance Sheet. Our investment does not have a readily determinable fair value; therefore, we account for the investment using the measurement alternative under Topic 321 and measure the investment at initial cost less impairment, if any.
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
Actuarial Review Performed During Third Quarter 2022
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
During the third quarter of 2022, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of November 1, 2021, through April 30, 2022 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $36.1 million during the nine months ended July 31, 2022. During the nine months ended July 31, 2021, we decreased our total reserves related to prior years by $29.7 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	July 31, 2022	October 31, 2021
Insurance claim reserves, excluding medical and dental	$562.7	$574.8
Medical and dental claim reserves	9.8	9.9
Insurance recoverables	60.6	66.5
At July 31, 2022, and October 31, 2021, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2022	October 31, 2021
Standby letters of credit	$153.7	$157.9
Surety bonds	82.9	83.8
Restricted insurance deposits	0.9	0.7
Total	$237.5	$242.3

8. DEBT

Components of Debt

(in millions)	July 31, 2022	October 31, 2021
Current portion of debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.1)
Current portion of term loan	$31.5	$31.4
Receivables facility	150.0	—
Current portion of debt	$181.5	$31.4

Long-term debt
Gross term loan	$576.9	$601.3
Unamortized deferred financing costs	(2.7)	(3.5)
Total noncurrent portion of term loan	574.2	597.8
Revolving line of credit(1)(2)	435.0	255.0
Long-term debt	$1,009.2	$852.8
(1) Standby letters of credit amounted to $158.8 million at July 31, 2022.
(2) At July 31, 2022, we had borrowing capacity of $705.1 million.
At July 31, 2022, the weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.64%
Credit Facility
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2022, we were in compliance with these covenants.
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
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on the unaudited Consolidated Balance Sheets, primarily as a result of the requirement to repurchase receivables sold. As of July 31, 2022, there were $150.0 million in borrowings on receivables pledged as collateral under the Receivables Facility.
Long-Term Debt Maturities
During the three and nine months ended July 31, 2022, we made principal payments under the term loan of $8.1 million and $24.4 million, respectively. As of July 31, 2022, the following principal payments are required under the Amended Credit Facility.

(in millions)	2022	2023	2024	2025	2026
Debt maturities	$8.1	$32.5	$32.5	$32.5	$938.8
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$130.0 million	2.84%	November 1, 2018	September 1, 2022
$100.0 million	1.78%	February 9, 2022	June 28, 2026
$150.0 million	1.92%	February 25, 2022	June 28, 2026
$100.0 million	2.98%	May 4, 2022	June 28, 2026
$129.4 million (1)	2.89%	July 7, 2022	June 28, 2026
$170.6 million (1)	2.86%	July 18, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026.
At July 31, 2022, and October 31, 2021, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $4.4 million, net of taxes of $2.0 million, and a loss of $0.2 million, net of taxes of $0.3 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense over the original term of our Credit Facility ending September 1, 2022. During the three and nine months ended July 31, 2022, we amortized $1.1 million of this gain, net of taxes of $0.4 million, and $3.2 million, net of taxes of $1.2 million, respectively, of this gain to interest expense. During the three and nine months ended July 31, 2021, we amortized $1.2 million, net of taxes of $0.4 million, and $3.5 million, net of taxes of $1.3 million, respectively. At July 31, 2022, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $1.4 million, net of taxes of $0.5 million.

9. COMMON STOCK

Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “2019 Share Repurchase Program”). We repurchased shares under the 2019 Share Repurchase Program during the three and nine months ended July 31, 2022, as summarized below. No shares were repurchased during the three and nine months ended July 31, 2021. At July 31, 2022, authorization for $70.4 million of repurchases remained under the 2019 Share Repurchase Program.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2022
Total number of shares purchased	0.7	1.7
Average price paid per share	$41.92	$42.95
Total cash paid for share repurchases	$31.2	$74.5
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2022, these letters of credit and surety bonds totaled $158.8 million and $717.9 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2022, total guarantees were $230.6 million and extend through 2042. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At July 31, 2022, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $29.9 million, including probable litigation losses of $19.3 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5 million, including $1.6 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
On April 20, 2022, we paid to a third-party settlement administrator $143.8 million for the Bucio settlement, of which $142.9 million was previously recorded within other current liabilities, and recorded $0.9 million of related expense in “Selling, general and administrative expenses” in our unaudited Consolidated Statements of Comprehensive Income for the nine months ended July 31, 2022. We recorded $112.9 million and $142.9 million of related expense in “Selling, general and administrative expenses” in our unaudited Consolidated Statements of Comprehensive Income during the three and nine months ended July 31, 2021, respectively. On April 29, 2022, employees who are a part of the settlement were mailed payments by the third-party settlement administrator based on the number of pay periods they worked. In addition, a payment to California’s Labor Workforce and Development Agency to resolve the PAGA claims was sent on April 29, 2022.
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2022, we had effective tax rates of 27.5% and 26.3%, respectively, resulting in provisions for taxes of $21.5 million and $64.8 million, respectively. During the three and nine months ended July 31, 2021, we had effective tax rates of 9.7% and 28.9%, respectively, resulting in a tax benefit of $1.5 million and a tax provision of $37.4 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to tax credits and reserves.
Our effective tax rate for the three months ended July 31, 2022, was not impacted by any significant discrete items. Our effective tax rate for the three months ended July 31, 2021, was impacted by a $2.9 million provision from change of tax reserves.
Our effective tax rate for the nine months ended July 31, 2022, was impacted by a $3.3 million benefit from change in tax reserves. Our effective tax rate for the nine months ended July 31, 2021, was impacted by a $3.1 million provision from change of tax reserves and a $1.1 million benefit from energy efficiency incentives.
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

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Revenues
Business & Industry	$1,033.8	$682.9	$3,067.0	$2,046.9
Manufacturing & Distribution	358.1	340.5	1,074.1	1,021.5
Education	207.5	207.0	617.6	627.8
Aviation	203.5	167.8	589.7	454.7
Technical Solutions	158.4	145.0	447.2	382.1
	$1,961.4	$1,543.1	$5,795.5	$4,533.0
Operating profit (loss)
Business & Industry	$82.4	$71.6	$242.4	$216.4
Manufacturing & Distribution	38.0	38.7	120.6	118.5
Education	14.5	18.0	38.8	53.4
Aviation	9.5	10.0	28.0	18.9
Technical Solutions(1)	15.4	14.4	42.8	30.6
Government Services	0.1	—	(0.3)	(0.1)
Corporate(2)	(70.3)	(161.1)	(200.6)	(284.5)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.8)	(0.5)	(1.8)	(1.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	(0.5)	(0.3)	(1.1)
	88.7	(9.4)	269.7	150.6
Income from unconsolidated affiliates	0.8	0.5	1.8	1.4
Interest expense	(11.1)	(6.3)	(25.2)	(22.6)
Income (loss) before income taxes	$78.3	$(15.2)	$246.3	$129.4
(1) Reflects a $7.6 million gain on the sale of assets during the nine months ended July 31, 2022.
(2) Reflects litigation settlement expense for the Bucio case totaling $0.9 million during the nine months ended July 31, 2022, and $112.9 million and $142.9 million during the three and nine months ended July 31, 2021, respectively.
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

13. SUBSEQUENT EVENT

On September 1, 2022, we completed our previously announced acquisition of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations will be primarily included within our Technical Solutions segment. Consideration paid to RavenVolt’s stockholders was approximately $170.0 million in cash, subject to customary working capital and net debt adjustments, and was funded with borrowings under our revolving line of credit. In addition, contingent consideration of up to $280.0 million in cash may be paid in calendar years 2024, 2025, and 2026, if the RavenVolt business achieves certain financial targets, as defined in the merger agreement, in calendar years 2023, 2024, and 2025.

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
During the third quarter of 2022, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of November 1, 2021, through April 30, 2022 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
The claims management strategies and programs that we have implemented have resulted in improvements. Based on the results of the Actuarial Review, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $36.1 million during the nine months ended July 31, 2022. The favorable review was primarily attributable to reduced claim frequency and severity development within the workers’ compensation program. During the nine months ended July 31, 2021, we decreased our total reserves related to prior years’ claims by $29.7 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
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

Key Financial Highlights
•Revenues increased by $418.3 million, or 27.1%, to $1,961.4 million during the three months ended July 31, 2022, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 44.3% and organic growth of 7.1%. Acquisition growth was primarily driven by a $286.9 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I) and new business within M&D and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D and B&I).
•We had a increase in operating profit of $98.1 million, to $88.7 million during the three months ended July 31, 2022, as compared to the prior year period. This increase was primarily attributed to:
◦the absence of legal costs and settlements attributed to the legal reserve for the Bucio case;
◦increase in the volume in our business due to the Able Acquisition and the easing of Pandemic disruptions and net new business; and
◦the absence of a non-cash impairment charge for previously capitalized internal-use software related to our enterprise resource planning (“ERP”) system implementation.
The increase was partially offset by:
◦increase in compensation and related expenses primarily attributable to talent acquisition activities and limited labor supply in certain markets;
◦additional overhead and amortization of intangibles related to the Able Acquisition; and
◦a decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed.
•Our effective tax rate on income from operations was 27.5% for the three months ended July 31, 2022, as compared to 9.7% for the three months ended July 31, 2021.
•Net cash used in operating activities was $96.7 million during the nine months ended July 31, 2022. Our total operating cash flows were lower, primarily due to the timing of certain working capital requirements, which included a $143.8 million payment for the Bucio case and $66 million payment for deferred payroll taxes under the CARES Act in the current fiscal year.
•Net cash used in investing activities was $93.3 million during the nine months ended July 31, 2022, primarily related to the acquisition of Momentum.
•Dividends of $39.0 million were paid to shareholders, and dividends totaling $0.585 per common share were declared during the nine months ended July 31, 2022.
•At July 31, 2022, total outstanding borrowings under our Amended Credit Facility and Receivables Facility were $1.2 billion. At July 31, 2022, we had up to $705.1 million of borrowing capacity.

Results of Operations

Three Months Ended July 31, 2022 Compared with the Three Months Ended July 31, 2021
Consolidated

	Three Months Ended July 31,
(in millions, except per share amounts)	2022	2021	Increase / (Decrease)
Revenues	$1,961.4	$1,543.1	$418.3	27.1%
Operating expenses	1,696.4	1,288.1	408.3	31.7%
Gross margin	13.5%	16.5%	(301) bps
Selling, general and administrative expenses	158.6	253.8	(95.2)	(37.5)%
Amortization of intangible assets	17.7	10.6	7.1	67.1%
Operating profit (loss)	88.7	(9.4)	98.1	NM*
Income from unconsolidated affiliates	0.8	0.5	0.3	50.0%
Interest expense	(11.1)	(6.3)	(4.8)	(77.2)%
Income (loss) before income taxes	78.3	(15.2)	93.5	NM*
Income tax (provision) benefit	(21.5)	1.5	(23.0)	NM*
Net income (loss)	56.8	(13.7)	70.5	NM*
Other comprehensive income (loss)
Interest rate swaps	(5.7)	0.7	(6.4)	NM*
Foreign currency translation and other	(3.7)	0.1	(3.8)	NM*
Income tax benefit (provision)	1.5	(0.2)	1.7	NM*
Comprehensive income	$48.9	$(13.1)	$62.0	NM*
*Not meaningful
Revenues
Revenues increased by $418.3 million, or 27.1%, to $1,961.4 million during the three months ended July 31, 2022, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 19.8% and organic growth of 7.4%. Acquisition growth was primarily driven by a $286.9 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I) and new business within M&D and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D and B&I).
Operating Expenses
Operating expenses increased by $408.3 million, or 31.7%, to $1,696.4 million during the three months ended July 31, 2022, as compared to the prior year period. Gross margin decreased by 301 bps to 13.5% in the three months ended July 31, 2022, from 16.5% in the three months ended July 31, 2021. The decrease in gross margin was primarily driven by the decrease in cleaning services for pandemic-related demands (primarily in M&D and B&I), which have higher margins, and the changes in contract mix due to the Able Acquisition. In addition, gross margin was negatively impacted by an increase in direct labor and related costs (primarily in B&I, Aviation, and Education) and the amortization of intangibles acquired as part of the Able Acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $95.2 million to $158.6 million during the three months ended July 31, 2022, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $117.9 million decrease in legal costs and settlements, of which $112.9 million was attributed to the accrual of a legal reserve for the Bucio case during the three months ended July 31, 2021; and

•the absence of a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system during the three months ended July 31, 2021.
This decrease was partially offset by:
•a $10.4 million increase in compensation and related expenses primarily attributable to talent acquisition activities;
•a $7.2 million increase related to the Able Acquisition;
•a $6.7 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans;
•a $3.1 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $2.8 million increase in bad debt expense.
Amortization of Intangible Assets
Amortization of intangible assets increased by $7.1 million, or 67.1%, to $17.7 million during the three months ended July 31, 2022, as compared to the prior year period. The increase was primarily due to the amortization of intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense increased by $4.8 million, or 77.2%, to $11.1 million during the three months ended July 31, 2022, as compared to the prior year period, and was primarily driven by increased indebtedness to fund the Able Acquisition and working capital requirements and an increase in the reference rates on our debt borrowings.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended July 31, 2022, and July 31, 2021, were 27.5% and 9.7%, respectively, resulting in a tax provision of $21.5 million and a tax benefit of $1.5 million, respectively.
Our effective tax rate for the three months ended July 31, 2022, was not impacted by any significant discrete items. Our effective tax rate for the three months ended July 31, 2021, was impacted by a $2.9 million provision from a change of tax reserves
Interest Rate Swaps
We had a loss of $5.7 million on interest rate swaps during the three months ended July 31, 2022, as compared to a gain of $0.7 million during the three months ended July 31, 2021, primarily due to new interest rate swaps executed in the third quarter of fiscal year 2022 and to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $3.7 million during the three months ended July 31, 2022, as compared to a foreign currency translation gain of $0.1 million during the three months ended July 31, 2021. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
(in millions)	2022	2021	Increase / (Decrease)
Revenues
Business & Industry	$1,033.8	$682.9	$350.9	51.4%
Manufacturing & Distribution	358.1	340.5	17.6	5.2%
Education	207.5	207.0	0.5	0.3%
Aviation	203.5	167.8	35.7	21.3%
Technical Solutions	158.4	145.0	13.4	9.3%
	$1,961.4	$1,543.1	$418.3	27.1%
Operating profit
Business & Industry	$82.4	$71.6	$10.8	15.0%
Operating profit margin	8.0%	10.5%	(252) bps
Manufacturing & Distribution	38.0	38.7	(0.6)	(1.7)%
Operating profit margin	10.6%	11.4%	(74) bps
Education	14.5	18.0	(3.5)	(19.6)%
Operating profit margin	7.0%	8.7%	(173) bps
Aviation	9.5	10.0	(0.5)	(5.1)%
Operating profit margin	4.7%	6.0%	(130) bps
Technical Solutions	15.4	14.4	1.0	7.0%
Operating profit margin	9.7%	9.9%	(21) bps
Government Services	0.1	—	0.1	NM*
Operating margin	NM*	NM*	NM*
Corporate	(70.3)	(161.1)	90.8	56.4%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.8)	(0.5)	(0.3)	(50.0)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	(0.5)	0.4	80.3%
	$88.7	$(9.4)	$98.1	NM*
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$1,033.8	$682.9	$350.9	51.4%
Operating profit	82.4	71.6	10.8	15.0%
Operating profit margin	8.0%	10.5%	(252) bps
B&I revenues increased by $350.9 million, or 51.4%, to $1,033.8 million during the three months ended July 31, 2022, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 44.3% and organic growth of 7.1%. Acquisition growth was primarily driven by a $284.4 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic revenue was positively impacted by the post-pandemic recovery of certain accounts and the targeted expansion of certain key clients, partially offset by a decrease in pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $58.6 million and $47.5 million for the three months ended July 31, 2022, and 2021, respectively.
Operating profit increased by $10.8 million, or 15.0%, to $82.4 million during the three months ended July 31, 2022, as compared to the prior year period. Operating profit margin decreased by 252 bps to 8.0% in the three months ended July 31, 2022, from 10.5% in the three months ended July 31, 2021. The decrease in operating profit margin was primarily driven by an increase in direct labor and related costs due to a limited labor supply in certain non-union markets; a decrease in pandemic-related cleaning services, which have higher margins; and changes in contract mix as a result of the Able Acquisition. In addition, operating profit margin was negatively impacted by the amortization of intangibles acquired as part of the Able Acquisition.

Manufacturing & Distribution
	Three Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$358.1	$340.5	$17.6	5.2%
Operating profit	38.0	38.7	(0.6)	(1.7)%
Operating profit margin	10.6%	11.4%	(74) bps
M&D revenues increased by $17.6 million, or 5.2%, to $358.1 million during the three months ended July 31, 2022, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers led by distribution clients, partially offset by a decrease in work orders for pandemic-related demands.
Operating profit decreased by $0.6 million, or 1.7%, to $38.0 million during the three months ended July 31, 2022, as compared to the prior year period. Operating profit margin decreased by 74 bps to 10.6% in the three months ended July 31, 2022, from 11.4% in the three months ended July 31, 2021. The decrease in operating profit margin was primarily attributable to the decrease in pandemic-related work orders, which have higher margins.

Education
	Three Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$207.5	$207.0	$0.5	0.3%
Operating profit	14.5	18.0	(3.5)	(19.6)%
Operating profit margin	7.0%	8.7%	(173) bps
Education revenues increased by $0.5 million, or 0.3%, to $207.5 million during the three months ended July 31, 2022, as compared to the prior year period. The increase was primarily attributable to net new business partially offset by a decrease in work orders for pandemic-related demands.
Operating profit decreased by $3.5 million, or 19.6%, to $14.5 million for the three months ended July 31, 2022, as compared to the prior year period. Operating profit margin decreased by 173 bps to 7.0% in the three months ended July 31, 2022, from 8.7% in the three months ended July 31, 2021. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to the return to in-person learning and a limited labor supply in certain geographies. Operating margin was positively impacted by lower amortization of intangible assets.

Aviation
	Three Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$203.5	$167.8	$35.7	21.3%
Operating profit	9.5	10.0	(0.5)	(5.1)%
Operating profit margin	4.7%	6.0%	(130) bps
Aviation revenues increased by $35.7 million, or 21.3%, to $203.5 million during the three months ended July 31, 2022, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international) and new parking-related services. Management reimbursement revenues for this segment totaled $14.2 million and $13.4 million for the three months ended July 31, 2022 and 2021, respectively.
Operating profit decreased by $0.5 million, or 5.1%, to $9.5 million during the three months ended July 31, 2022, as compared to the prior year period. Operating margin decreased by 130 bps to 4.7% in the three months ended July 31, 2022, from 6.0% in the three months ended July 31, 2021. The decrease was primarily attributable to an increase in direct labor and related costs due to increased headcounts as travel continues to recover and a decrease in pandemic-related demands, which have higher margins.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$158.4	$145.0	$13.4	9.3%
Operating profit	15.4	14.4	1.0	7.0%
Operating profit margin	9.7%	9.9%	(21) bps
Technical Solutions revenues increased by $13.4 million, or 9.3%, to $158.4 million during the three months ended July 31, 2022, as compared to the prior year period. This increase was primarily driven by the growth in electric vehicle charging station installation sales, partially offset by lower project revenues due to the timing of completions of certain bundled energy solutions projects.
Operating profit increased $1.0 million, or 7.0%, to $15.4 million during the three months ended July 31, 2022, as compared to the prior year period. Operating margin decreased by 21 bps to 9.7% in the three months ended July 31, 2022, from 9.9% in the three months ended July 31, 2021. The decrease in operating margin was primarily attributable to the contract mix and timing of projects completed during the quarter.

Corporate
	Three Months Ended July 31,
($ in millions)	2022	2021	Decrease
Corporate expenses	$(70.3)	$(161.1)	$90.8	56.4%
Corporate expenses decreased by $90.8 million, or 56.4%, to $70.3 million during the three months ended July 31, 2022, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $117.4 million decrease in legal costs and settlements, of which $112.9 million was attributed to the accrual of a legal reserve for the Bucio case during the three months ended July 31, 2021; and
•the absence of a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system during the three months ended July 31, 2021.
This decrease was partially offset by:
•an $11.0 million decrease in favorable self-insurance reserve adjustments related to prior year claims as the result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans;
•a $7.7 million increase in compensation and related expenses primarily attributable to talent acquisition activities;
•a $6.7 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans;
•a $4.4 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $3.7 million increase related to the Able Acquisition.

Results of Operations

Nine Months Ended July 31, 2022 Compared with the Nine Months Ended July 31, 2021
Consolidated

	Nine Months Ended July 31,
(in millions)	2022	2021	Increase / (Decrease)
Revenues	$5,795.5	$4,533.0	$1,262.5	27.9%
Operating expenses	5,004.4	3,812.0	1,192.4	31.3%
Gross margin	13.7%	15.9%	(226) bps
Selling, general and administrative expenses	468.5	538.3	(69.8)	(13.0)%
Amortization of intangible assets	52.9	32.1	20.8	64.8%
Operating profit	269.7	150.6	119.1	79.1%
Income from unconsolidated affiliates	1.8	1.4	0.4	33.7%
Interest expense	(25.2)	(22.6)	(2.6)	(11.6)%
Income before income taxes	246.3	129.4	116.9	90.3%
Income tax provision	(64.8)	(37.4)	(27.4)	(73.0)%
Net income	181.6	92.0	89.6	97.3%
Other comprehensive income (loss)
Interest rate swaps	6.2	3.5	2.7	78.4%
Foreign currency translation and other	(15.1)	5.3	(20.4)	NM*
Income tax benefit (provision)	(1.7)	(1.0)	(0.7)	70.9%
Comprehensive income	$171.1	$99.9	$71.2	71.3%
*Not meaningful
Revenues
Revenues increased by $1,262.5 million, or 27.9%, to $5,795.5 million during the nine months ended July 31, 2022, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 19.9% and organic growth of 8.0%. Acquisition growth was primarily driven by an $878.4 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery in volume of our business as Pandemic disruptions eased (primarily in Aviation and B&I) and new business within M&D and Technical Solutions. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D and B&I) and the loss of certain accounts within Education in the third quarter of fiscal year 2021.
Operating Expenses
Operating expenses increased by $1,192.4 million, or 31.3%, to $5,004.4 million during the nine months ended July 31, 2022, as compared to the prior year period. Gross margin decreased by 226 bps to 13.7% in the nine months ended July 31, 2022, from 15.9% in the nine months ended July 31, 2021. The decrease in gross margin was primarily driven by the decrease in cleaning services for pandemic-related demands (primarily in M&D and B&I), which have higher margins, and the changes in contract mix due to the Able Acquisition. In addition, gross margin was negatively impacted by an increase in direct labor and related costs (primarily in B&I, Aviation, and Education) and the amortization of intangibles acquired as part of the Able Acquisition.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $69.8 million, or 13.0%, to $468.5 million during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $151.8 million decrease in legal costs and settlements, of which $142.9 million was attributed to the accrual of a legal reserve for the Bucio case during the nine months ended July 31, 2021;

•the absence of a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system during the nine months ended July 31, 2021;
•a $7.6 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions; and
•a $2.8 million decrease in bad debt expense.
This decrease was partially offset by:
•a $44.0 million increase in compensation and related expenses primarily attributable to talent acquisition activities;
•a $25.3 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•a $16.1 million increase related to the Able Acquisition;
•a $10.0 million increase in acquisition and integration costs attributable to the Able and Momentum acquisitions; and
•a $6.7 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
Amortization of Intangible Assets
Amortization of intangible assets increased by $20.8 million, or 64.8%, to $52.9 million during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. This increase was primarily due to the amortization of intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense increased by $2.6 million, or 11.6%, to $25.2 million during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021, primarily driven by the indebtedness to fund the Able Acquisition and working capital requirements and an increase in the reference rates on our debt borrowings in the second and third quarters of fiscal year 2022. This increase was partially offset by more favorable terms in the current year as the result of amending our credit facility in the third quarter of fiscal year 2021.
Income Taxes from Operations
Our effective tax rates on income from operations for the nine months ended July 31, 2022, and July 31, 2021, were 26.3% and 28.9%, respectively, resulting in provisions for taxes of $64.8 million and $37.4 million, respectively.
Our effective tax rate for the nine months ended July 31, 2022, was impacted by a $3.3 million benefit from change in tax reserves. Our effective tax rate for the nine months ended July 31, 2021, was impacted by a $3.1 million provision from change of tax reserves and a $1.1 million benefit from energy efficiency incentives.
Interest Rate Swaps
Interest rate swaps gain increased by $2.7 million, or 78.4%, to $6.2 million during the nine months ended July 31, 2022, as compared to the prior year period, primarily due to new interest rate swaps executed in the second and third quarters of fiscal year 2022 and to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation loss of $15.1 million during the nine months ended July 31, 2022, as compared to a foreign currency translation gain of $5.3 million during the nine months ended July 31, 2021. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
(in millions)	2022	2021	Increase / (Decrease)
Revenues
Business & Industry	$3,067.0	$2,046.9	$1,020.1	49.8%
Manufacturing & Distribution	1,074.1	1,021.5	52.6	5.1%
Education	617.6	627.8	(10.2)	(1.6)%
Aviation	589.7	454.7	135.0	29.7%
Technical Solutions	447.2	382.1	65.1	17.0%
	$5,795.5	$4,533.0	$1,262.5	27.9%
Operating profit
Business & Industry	$242.4	$216.4	$26.0	12.1%
Operating profit margin	7.9%	10.6%	(266) bps
Manufacturing & Distribution	120.6	118.5	2.1	1.8%
Operating profit margin	11.2%	11.6%	(37) bps
Education	38.8	53.4	(14.6)	(27.4)%
Operating profit margin	6.3%	8.5%	(223) bps
Aviation	28.0	18.9	9.1	48.7%
Operating profit margin	4.8%	4.1%	61 bps
Technical Solutions	42.8	30.6	12.2	40.0%
Operating profit margin	9.6%	8.0%	157 bps
Government Services	(0.3)	(0.1)	(0.2)	NM*
Operating margin	NM*	NM*	— bps
Corporate	(200.6)	(284.5)	83.9	29.5%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.8)	(1.4)	(0.5)	(33.7)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(1.1)	0.8	76.5%
	$269.7	$150.6	$119.1	79.0%
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$3,067.0	$2,046.9	$1,020.1	49.8%
Operating profit	242.4	216.4	26.0	12.1%
Operating profit margin	7.9%	10.6%	(266) bps
B&I revenues increased by $1,020.1 million, or 49.8%, to $3,067.0 million during the nine months ended July 31, 2022, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 43.9% and organic growth of 6.0%. Acquisition growth was primarily driven by a $874.9 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery of certain accounts as Pandemic-related disruptions continue to ease and targeted expansion of certain key clients, while partially offset by decrease in pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $165.0 million and $134.1 million for the nine months ended July 31, 2022 and 2021, respectively.
Operating profit increased by $26.0 million, or 12.1%, to $242.4 million during the nine months ended July 31, 2022, as compared to the prior year period. Operating profit margin decreased by 266 bps to 7.9% in the nine months ended July 31, 2022, from 10.6% in the nine months ended July 31, 2021. The decrease in operating profit margin was primarily driven by an increase in direct labor and related costs due to a limited labor supply in certain non-union markets; a decrease in pandemic-related cleaning services, which have higher margins; and changes in contract mix as a result of the Able Acquisition. In addition, operating profit margin was negatively impacted by the amortization of intangibles acquired as part of the Able Acquisition.

Manufacturing & Distribution
	Nine Months Ended July 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$1,074.1	$1,021.5	$52.6	5.1%
Operating profit	120.6	118.5	2.1	1.8%
Operating profit margin	11.2%	11.6%	(37) bps
M&D revenues increased by $52.6 million, or 5.1%, to $1,074.1 million during the nine months ended July 31, 2022, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers led by distribution clients, partially offset by a decrease in work orders for pandemic-related demands.
Operating profit increased by $2.1 million, or 1.8%, to $120.6 million during the nine months ended July 31, 2022, as compared to the prior year period. Operating profit margin decreased by 37 bps to 11.2% in the nine months ended July 31, 2022, from 11.6% in the nine months ended July 31, 2021. The decrease in operating profit margin was primarily attributable to the decrease in pandemic-related work orders, which have higher margins.

Education
	Nine Months Ended July 31,
($ in millions)	2022	2021	Decrease
Revenues	$617.6	$627.8	$(10.2)	(1.6)%
Operating profit	38.8	53.4	(14.6)	(27.4)%
Operating profit margin	6.3%	8.5%	(223) bps
Education revenues decreased by $10.2 million, or 1.6%, to $617.6 million during the nine months ended July 31, 2022, as compared to the prior year period. The decrease was primarily attributable to the loss of certain accounts in the third quarter of fiscal year 2021. The decrease was partially offset by new business and recovery in the volume of our business as schools reopened to full capacity.
Operating profit decreased by $14.6 million, or 27.4%, during the nine months ended July 31, 2022, as compared to the prior year period. Operating profit margin decreased by 223 bps to 6.3% in the nine months ended July 31, 2022, from 8.7% in the nine months ended July 31, 2021. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to the return to in-person learning and a limited labor supply in certain geographies. Operating margin was positively impacted by lower amortization of intangible assets.

Aviation
	Nine Months Ended July 31,
($ in millions)	2022	2021	Increase
Revenues	$589.7	$454.7	$135.0	29.7%
Operating profit	28.0	18.9	9.1	48.7%
Operating profit margin	4.8%	4.1%	61 bps
Aviation revenues increased by $135.0 million, or 29.7%, to $589.7 million during the nine months ended July 31, 2022, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international) and new parking-related services. Management reimbursement revenues for this segment totaled $39.0 million and $39.9 million for the nine months ended July 31, 2022 and 2021, respectively.
Operating profit increased by $9.1 million, or 48.7%, to $28.0 million during the nine months ended July 31, 2022, as compared to the prior year period. Operating margin increased by 61 bps to 4.8% in the nine months ended July 31, 2022, from 4.1% in the nine months ended July 31, 2021. The increase was primarily attributable to lower bad debt expense, driven by net recoveries of certain previously reserved receivables, and higher margin contracts. Operating margin was negatively impacted by an increase in direct labor and related costs due to increased headcounts as travel continues to recover and a decrease in pandemic-related demands, which have higher margins.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2022	2021	Increase
Revenues	$447.2	$382.1	$65.1	17.0%
Operating profit	42.8	30.6	12.2	40.0%
Operating profit margin	9.6%	8.0%	157 bps
Technical Solutions revenues increased by $65.1 million, or 17.0%, to $447.2 million during the nine months ended July 31, 2022, as compared to the prior year period. The increase was primarily driven by the growth in electric vehicle charging station installation sales.
Operating profit increased by increased by $12.2 million, or 40.0%, to $42.8 million during the nine months ended July 31, 2022, as compared to the prior year period. Operating margin increased by 157 bps to 9.6% in the nine months ended July 31, 2022, from 8.0% in the nine months ended July 31, 2021. The increase in operating profit margin was primarily attributable to the $7.6 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services and lower bad debt expense.

Corporate
	Nine Months Ended July 31,
($ in millions)	2022	2021	Decrease
Corporate expenses	$(200.6)	$(284.5)	$83.9	29.5%
    Corporate expenses decreased by $83.9 million, or 29.5%, to $200.6 million during the nine months ended July 31, 2022, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $150.7 million decrease in legal costs and settlements, of which $142.9 million was attributed to the accrual of a legal reserve for the Bucio case during the nine months ended July 31, 2021;
•the absence of a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system during the nine months ended July 31, 2021; and
•a $6.3 million decrease in insurance expense as the result of favorable self-insurance reserve adjustments from actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans.
This decrease was partially offset by:
•a $22.7 million increase in compensation and related expenses primarily attributable to talent acquisition activities;
•a $25.6 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•a $12.8 million increase related to the Able Acquisition;
•a $10.0 million increase in acquisition and integration costs attributable to the Able and Momentum acquisitions; and

•a $6.7 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.

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

The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2022, we were in compliance with these covenants.
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
During the three and nine months ended July 31, 2022, we made principal payments of $8.1 million and $24.4 million, respectively, under the term loan. At July 31, 2022, the total outstanding borrowings under our Amended Credit Facility and Receivables Facility in the form of cash borrowings and standby letters of credit were $1.2 billion and $158.8 million, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 3.64%. At July 31, 2022, we had up to $705.1 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under the 2019 Share Repurchase Program during the three and nine months ended July 31, 2022, as summarized below. No shares were repurchased during the three and nine months ended July 31, 2021. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors at our discretion. Repurchased shares are retired and returned to an authorized but unissued status. At July 31,2022, authorization for $70.4 million of repurchases remained under the 2019 Share Repurchase Program.

(in millions, except per share amounts)	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2022
Total number of shares purchased	0.7	1.7
Average price paid per share	$41.92	$42.95
Total cash paid for share repurchases	$31.2	$74.5
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

	Nine Months Ended July 31,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(96.7)	$258.8
Net cash used in investing activities	(93.3)	(21.2)
Net cash provided by (used in) financing activities	194.2	(128.7)
Operating Activities
Net cash used in operating activities was $96.7 million during the nine months ended July 31, 2022, as compared to net cash provided by operating activities of $258.8 million during the nine months ended July 31, 2021. The change was primarily driven by payments made for the Bucio settlement and deferred remittance of payroll taxes in the current year and the timing of client receivable collections and vendor payments.
Investing Activities
Net cash used in investing activities increased by $72.1 million during the nine months ended July 31, 2022, as compared to the prior year period. This increase was primarily related to the acquisition of Momentum; higher purchases in property, plant and equipment; and investments in equity securities in the current year.
Financing Activities
Net cash provided by financing activities was $194.2 million during the nine months ended July 31, 2022, as compared to net cash used in financing activities of $128.7 million during the nine months ended July 31, 2021. The change was primarily related to an increase in net borrowings from our Amended Credit Facility and Receivable Facility and repurchases of our common stock in the current year.

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
There were no other changes in our internal control over financial reporting during the third quarter of 2022 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Pandemic, a majority of our office-based employees began working remotely in March 2020, with many transitioning to working in a hybrid environment starting March 2022. The changes to the working environment did not have a material effect on our internal controls over financial reporting during the third quarter of 2022. We are continually monitoring and assessing the impact of the Pandemic and the resulting changes to our working environment on our internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2022:

Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
5/1/2022 – 5/31/2022	—	$—	—	$101.6
6/1/2022 – 6/30/2022	0.7	$41.82	0.7	$73.7
7/1/2022 – 7/31/2022	0.1	$42.74	0.1	$70.4
Total	0.7	$41.92	0.7	$70.4
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
2.1
Agreement and Plan of Merger, dated August 17, 2022, by and among ABM Industries Incorporated, RavenVolt Merger Sub, Inc., RavenVolt, Inc., and Jonathan Hinton, as shareholders’ representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2022).

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

ABM Industries Incorporated

September 9, 2022	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 9, 2022	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)