Form 10-K
period 2022-10-31
ABM INDUSTRIES INC /DE/
filed 2022-12-21
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2022
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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2022 as reported on the New York Stock Exchange on that date: $3,185,804,434

Number of shares of the registrant’s common stock outstanding as of December 20, 2022: 65,600,684
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility, infrastructure, and mobility solutions with a mission to make a difference, every person, every day. Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Since that time, we have grown into a multi-segment facility solutions company, primarily through strategic acquisitions and new service offerings, increasing our revenue to more than $7.5 billion.
The acquisition of OneSource in 2007 bolstered ABM as a leader in the janitorial market, while the Linc Group acquisition in 2010 established ABM as a “facility solutions” company with new service offerings, including lighting, mechanical, and electrical “technical solutions.” With demand increasing for industry-specific service providers, in 2012 we purchased Air Serv and established “aviation” as our first industry group. In recent years, we have strategically acquired companies in the United Kingdom (“UK”) and the island of Ireland, which expanded our janitorial and technical solutions businesses overseas.
In 2015, we began a comprehensive transformational initiative (“2020 Vision”) to drive long-term, profitable growth through an industry-based, go-to-market approach. Through this initiative, we centralized key functional areas and industry groups, strengthened our sales capabilities, and initiated investments in service delivery tools and processes to help support standard operating practices that we believe remain foundational to our long-term success.
As part of the transformation initiative, we also evaluated all of our service offerings and sold our Security and Government Services businesses, which did not align with our long-term focus on specialized industry groups.
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
Building off the foundation of our 2020 Vision initiative, in 2021, we also launched our next five-year strategic plan, ELEVATE (described below). Reflecting the ELEVATE strategy to grow through strategic acquisitions that expand the Company’s core capabilities in attractive geographies and dynamic end-markets, in 2022, ABM completed two strategic acquisitions, including:

•Dublin, Ireland-based Momentum Support (“Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland. The addition of Momentum provided greater access to Momentum’s blue-chip customer base with the opportunity to cross sell ABM services to existing U.S.- and UK-based clients who also have an operational footprint in Ireland and Northern Ireland.
•Alpharetta, Georgia-based RavenVolt, Inc. (“RavenVolt”), a leading nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. A complementary extension of ABM’s Technical Solutions service offerings, the addition of RavenVolt enhances ABM’s position as a market leader in electric vehicle (“EV”) charging infrastructure, power, and bundled energy solutions.
As a result of these strategic changes and investments, we have strengthened our ability to offer janitorial, engineering, parking and eMobility, infrastructure, electrical, lighting and energy solutions, HVAC and mechanical services, landscaping and turf services, and mission critical solutions across aviation, education, manufacturing and distribution, and commercial business industries, on a standalone basis or in combination, and positioned ourselves as a leading integrated facilities management company.
Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
Forward-Looking Strategic Plan
Leveraging the various accomplishments achieved through 2020 Vision, in 2021, the Company embarked on the next step of our journey with a multiyear strategic plan called ELEVATE. The ELEVATE strategy is designed to strengthen our industry leadership position through end-market repositioning and building on our core services, which we expect together will drive significant long-term value for our stakeholders.
We will continue to make significant investments, which, as previously stated, are expected to total $150 – $175 million over the life of the program and we will continue to implement various measures with the aim to ELEVATE:

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

Contract Type	Description
Monthly Fixed-Price	These arrangements are contracts in which the client agrees to pay a fixed fee every month over a specified contract term.
Square-Foot	Square-foot arrangements are contracts in which the client agrees to pay a fixed fee every month based on the actual square footage serviced over a specified contract term.
Cost-Plus	These arrangements are contracts in which the clients reimburse us for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges, and other expenses associated with the contracted work, plus a profit margin.
Work Orders	Work orders generally consist of supplemental services requested by clients outside of the standard service specification and include cleanup after tenant moves, construction cleanup, flood cleanup, snow removal, and high touchpoint disinfecting services.
Transaction-Price	These are arrangements in which customers are billed a fixed price for each transaction performed on a monthly basis (e.g., wheelchair passengers served or airplane cabins cleaned).
Hourly	In hourly arrangements, the client is billed a fixed hourly rate for each labor hour provided.
Management Reimbursement	Under these parking arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner.
Leased Location	Under these parking arrangements, we pay a fixed amount of rent plus a percentage of revenues derived from monthly and transient parkers to the property owner. We retain all revenues received and are responsible for most operating expenses incurred.
Allowance	Under these parking arrangements, we are paid a fixed amount or hourly fee to provide parking services, and we are responsible for certain operating expenses, as specified in the contract.
Energy Savings Contracts and Fixed-Price Repair and Refurbishment	Under these arrangements, we agree to develop, design, engineer, and construct a project. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards.
Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
Microgrid Systems Installation	Under these arrangements, we provide electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trades.

Segment and Geographic Financial Information
Our current reportable segments consist of Business & Industry (“B&I”), Manufacturing & Distribution (“M&D”), Education, Aviation, and Technical Solutions. The recently acquired Momentum is integrated within our B&I reportable segment, and RavenVolt is positioned within Technical Solutions. For segment and geographic financial information, see Note 17, “Segment and Geographic Information,” in the Notes to consolidated financial statements.

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

CAUTION
LOW
CLEARANCE
22
CAUTION
CAUTION
CUIDADO
ATTENTION

M&D provides integrated facility services, engineering, janitorial, and other specialized services in different types of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, cost-plus, and parking arrangements (i.e., management reimbursement, leased location, or allowance) that are obtained through a competitive bid process as well as pursuant to work orders.

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

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements. One client accounted for approximately 16% of revenues for this segment in 2022.

Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including EV power design, installation and maintenance, as well as microgrid systems installation. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally. Contracts for this segment are generally structured as energy savings, fixed-price repair, refurbishment contracts, and franchise arrangements.

Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and/or trade names, such as “ABM,” “ABM Building Value,” “ABM GreenCare,” “ABM EnhancedClean,” “ABM EnhancedFacility,” “Linc Service,” “TEGG,” “ABM Connect,” “ABM Vantage,” “Momentum Support Services,” and “RavenVolt,” which we deem important to our marketing activities, to our business, and, in some cases, to the franchising activities conducted by our Technical Solutions segment.
Dependence on Significant Client
No client accounted for more than 10% of our consolidated revenues during 2022, 2021, or 2020.
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
Regulatory Environment
Our operations are subject to various federal, state, and/or local laws, rules, and regulations regulating among other things, labor, wages, and health and safety matters, as well as laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. Historically, the cost of complying with these laws, rules, and regulations has not had a material adverse effect on our financial position, results of operations, or cash flows.
Environmental, Social and Governance (“ESG”), Responsible Practices, and Corporate Citizenship
Our mission is to make a difference — for all those we serve, including our employees, clients, shareholders, communities, and the world around us. As a company with more than 110 years of history and experience, we embrace our role in taking care of people, places and spaces in ways that are ethical, responsible, respectful, inclusive, and environmentally sustainable. We understand the need to embed and integrate responsible and community-minded business practices into and within our operations and commit to standards to create value and support the long-term success of our business, shareholders, employees, and clients.
Our strategy has evolved over the years to align with the needs of our business and our clients with our stakeholders’ expectations regarding ESG policies. We have established three strategic areas of focus to guide our ESG practices:
•doing business in a responsible way to ensure compliance with ethical business practices; bring sustainable services to the market; and engage with the local communities in which we operate;
•ensuring the well-being and professional development of our employees by cultivating a culture where our employees feel seen, heard, and valued, and can grow a career and a future with ABM in a safe and healthy environment; and

•managing our environmental footprint through our expanding offering of sustainable services and measuring and enhancing our business practices to manage the greenhouse gas emissions footprint of our own operations.
Our Board of Directors is responsible for overseeing the Company’s activities and practices relating to ESG, Our Board of Directors receives regular reports from meetings of its Stakeholder and Enterprise Risk Committee, which is responsible for oversight of (i) social matters, including, but not limited to, diversity, culture and inclusion, employee engagement, talent development and safety; (ii) environmental issues, including, but not limited to, sustainability and climate change; and (iii) enterprise and strategic risks. Our Board of Directors also receives regular reports from meetings of its Governance Committee, which is responsible for oversight of our Company’s corporate governance practices. Additionally, our internal culture, sustainability, diversity, equity and inclusion teams works in cross functional collaboration with departments throughout and across the enterprise to advance our ESG strategies, and regularly present to the Board of Directors’ Stakeholder and Enterprise Risk Committee.
Since 2011, we have voluntarily published an ESG Impact Report on an annual basis in alignment with the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address our business, our employees, and the environment. More information about our sustainability performance, progress, and goals can be found in the corporate sustainability section of our corporate website.
Human Capital
Our employees are the driving force behind everything we do, and supporting our employees is a foundational value for the Company. Direct labor costs represented 70% of our total revenue for 2022. As of October 31, 2022, we employed approximately 127,000 employees, of whom approximately 45,000, or 35%, were subject to various local collective bargaining agreements. As of October 31, 2022, our frontline employees represented 92% of our total workforce, while staff and management employees represented the other 8%.
Our human capital strategy is grounded and guided by our values and our employees. We prioritize our human capital development in order to do business in a responsible way and ensure our employees’ and clients’ success. The execution of this strategy is overseen at the highest levels of our organization, from our Board of Directors, our Board of Directors’ Stakeholder and Enterprise Risk Committee, and across our senior management.
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
Human resources, hiring, and training
With a team of approximately 127,000 employees across the United States, UK, and other locations, we continue to make investments in our human resources (“HR”) organization and structure toward centralized and standardized hiring and training practices, including incorporating modeling and advanced analytics in our HR processes to drive improvement in the retention and engagement of our frontline employees, who constitute the majority of our workforce.
In 2021, we successfully piloted a frontline leadership training program, which launched enterprise-wide in 2022. Through this program, we are aiming to develop the management and coaching skills of frontline supervisors to improve the employee experience, create an environment for career growth, and increase retention.
We also enhanced recruiting strategies to keep our client facilities staffed and improve our ability to hire in a more efficient manner. Specifically, in 2022, we opened dedicated regional hiring centers across key U.S. markets to support and enable the recruiting efforts of our in-market Industry Groups and hire more people as efficiently and quickly as possible. We also continued to leverage a rapid recruiting program launched in 2021 that expands the reach of our talent acquisition efforts through new processes, strategic solutions, and targeted marketing efforts to better attract and retain talent.
Enhancing the Team Member Experience is one of the main pillars of our ELEVATE strategy, with strategic investments designed to attract, develop, and retain talent and to help our operators manage labor more efficiently.

MyRecruiting, ABM’s applicant tracking system that was introduced in 2022, provides end-to-end visibility of the applicant hiring journey and creates a high-quality candidate experience, resulting in increased hiring effectiveness.
Our online training platform, ABM University, provides our staff and management employees with access to a multitude of training courses, videos, reference material, and other tools. Outside of ABM University, our frontline employees receive on-the-job training to ensure we are executing for our clients.
Compensation and employee benefits
In addition to competitive wages and salaries, we provide all of our employees access to a continuum of health and wellness benefits, including medical, dental, vision, disability, and basic life and voluntary supplemental life and AD&D insurance, 401K employee savings and employee stock purchase programs, a 24/7 employee assistance program, healthcare flexible spending accounts, telemedicine options, and commuter programs.
Labor relations
With approximately 45,000 union-represented employees, we are party to more than 300 collective bargaining agreements nationwide, with more than 20 major labor unions. Our collective bargaining agreements include regional multiemployer agreements covering thousands of employees as well as localized site agreements covering smaller groups. We strive to interact with our labor partners in an atmosphere of mutual respect, and we always seek to resolve any dispute in an equitable manner.
Safe working environment
ABM’s mission to make a difference, every person, every day, is evidenced in our approach to risk management and safety. Our programs are designed not only to ensure compliance with Occupational Safety and Health Administration and other regulatory bodies, but also to protect the health and welfare of our employees and our clients. A cornerstone of ABM’s comprehensive risk management and safety program is safety awareness to ensure our employees are:

•educated on how to complete tasks safely;
•trained in hazard identification;
•made aware of emergency response procedures to immediately address challenges; and
•proficient in reporting accidents, utilizing applicable procedures, to ensure appropriate loss mitigation techniques are implemented should a loss occur.
Our “Think Safe” approach to safety includes establishing a safety mindset from day one of employment. This safety culture is continuously reinforced through daily moments for safety messaging, monthly relevant training topics, and unique programs and materials created for our employees. Examples include the ABMWay Hub, which contains specific information about how to prevent certain types of workplace injuries; ways to proactively address potentially catastrophic situations such as hurricanes or tornadoes; and refreshers on ABM’s safety practices and protocols.
One of the cornerstones of our ThinkSafe program is a collaboration with operations to help leaders identify workplace hazards and implement changes to prevent accident or injury. In our frontline leader training, participants are guided in creating a culture of safety, through leadership engagement, and participation in the safe work observations program. Frontline leader training also provides guidance on what to do should a claim occur in order to ensure our employees receive the right care at the right time to expedite their recovery.
Culture and inclusion
Grounded by our mission and guided by our values, we employ individuals from all backgrounds with the talent, experience, and compassion that enable us to best deliver for those we serve. We cultivate a culture aimed at ensuring that our employees feel seen, heard, and valued.
Diversity, equity, and inclusion are core to our culture. Inviting different perspectives and driving inclusion enables us to connect meaningfully, adapt, innovate, and bring lasting change. In 2020, we established the Company’s Culture and Inclusion Leadership Council, supported by our executive leadership team and guided by our employees. This council is focused on how ABM successfully converts its values into measurable action. In 2022, the Culture and Inclusion Leadership Council operationalized its structure to align with business objectives and ABM’s ELEVATE strategy and identified three strategic priorities focused on driving meaningful change for our people, our culture, and our business. Through the Culture and Inclusion Leadership Council’s leadership, ABM will focus on making an impact to:
•Workforce Diversity and Equity: foster a diverse workforce with equitable opportunities for all employees;
•Workplace Inclusion and Belonging: cultivate a culture of inclusion so that every employee feels seen and heard; and
•Marketplace and Community: increase positive impact for our clients, partners and communities with service.
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
Executive Officers of Registrant
Executive Officers on December 21, 2022

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	60	President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.
Earl R. Ellis	57
Executive Vice President and Chief Financial Officer of ABM since November 2020; Senior Vice President, Finance and Procurement of Best Buy Co. Inc. from January 2018 to November 2020; Chief Financial Officer of Best Buy Canada from May 2016 to December 2017; Vice President, Finance, Retail of Canadian Tire Corporation Limited from May 2014 to May 2016.

Joshua H. Feinberg	48	Executive Vice President, Chief Strategy and Transformation Officer of ABM since November 2019; Managing Director and Partner of The Boston Consulting Group from July 2014 to November 2019.
Rene Jacobsen	61
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

Sean M. Mahoney	56	Executive Vice President and President, Sales and Marketing of ABM since November 2020; Senior Vice President, Sales of ABM from August 2017 to October 2020; Vice President, Sales of Honeywell from July 2015 to July 2017.
Andrea R. Newborn	59
Executive Vice President, General Counsel, and Corporate Secretary of ABM since July 2017; Executive Vice President and General Counsel of TravelClick, Inc. from July 2014 to June 2017; Senior Vice President, General Counsel, and Secretary of The Reader’s Digest Association, Inc. from March 2007 to February 2014.

Raúl Valentin	59
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

Dean A. Chin	54
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
Each market we provide services for is highly competitive and such competition is based primarily on price, quality of service, reputation, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from services that require competitive bids from multiple suppliers. The low barrier of entry in the facility services business results in a very competitive market. We compete mainly with regional and local owner-operated companies that may have more insight into local market dynamics and significantly lower operating costs, providing them with a competitive advantage in those regards. We also compete indirectly with companies that can perform for themselves one or more of the services we provide. Further, if we are unable to respond adequately to market shifts and changing technology, we may lose existing clients and fail to win future business opportunities. A failure to respond effectively to competitive pressures or failure in our ability to increase prices as costs rise could reduce margins and materially adversely affect our financial performance.

Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
We employ approximately 127,000 persons, and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for similarly qualified employees. During 2022, we continued to experience labor shortages, inflationary pressures on wages, and an increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime incurred and/or increased usage of temporary labor to meet the demands of our customers, as well as increased wage rates to attract and retain employees. Further, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, and other costs. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. There is no assurance that in the future we will be able to attract or retain qualified employees or effectively manage labor and benefit costs, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to attract and retain qualified personnel and senior management we need to support our business.
Our future performance depends on the continuing efforts and contributions of our senior management and on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations. In addition, activities related to identifying, recruiting, hiring, and integrating qualified management employees may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
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
We depend on subcontractors or other parties, such as joint venture partners, to perform work in situations in which we are not able to self-perform the work involved. Such arrangements may involve subcontracts or joint venture relationships where we do not have direct control over the performing party. We may be exposed to liability whenever one or more of our subcontractors or joint venture partners, for whatever reason, fails to perform or allegedly negligently performs the agreed-upon services. Although we have controls and programs in place to monitor the work of our subcontractors and our joint venture partners, there can be no assurance that these controls or programs will have the desired effect, and we may incur significant liability as a result of the actions or inactions of one or more of our subcontractors or joint venture partners.
Our international business involves risks different from those we face in the United States that could have an effect on our results of operations and financial condition.
We have business operations in jurisdictions outside of the United States, most significantly in the UK. Our international operations are subject to risks that are different from those we face in the United States and subject us to complex and frequently changing laws and regulations, including differing labor laws and regulations relating to the protection of certain information that we collect and maintain about our employees, clients, and other third parties. Among these laws is the UK Modern Slavery Act, the UK Bribery Act, and the European Union General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The failure to comply with these laws or regulations could subject us to significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. More generally, the economic, political, monetary, and operational impacts related to Britain’s exit from the European Union, including impacts to the UK real estate market and general economic conditions in the United Kingdom, could negatively impact our UK business, including reducing our margins.
In addition, when we participate in joint ventures that operate outside of the United States where we are not a controlling party, we may have limited control over the joint venture. Any improper actions by our joint venture employees, partners, or agents, including, but not limited to, failure to comply with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and/or laws relating to human trafficking, could result in civil or criminal investigations, monetary and non-monetary penalties, or other consequences, any of which could have an adverse effect on our financial position as well as on our reputation and ability to conduct business.
Additionally, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars, and those translations are affected by movements in foreign currencies relative to the U.S. dollar. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.

Risks Relating to Market and Economic Conditions
Negative changes in general economic conditions, such as recessionary pressures, durable and non-durable goods pricing, changes in energy prices, or changes in consumer goods pricing, as well as potential declines in our clients’ office spaces, could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
Slow domestic and international economic activity or other negative changes in global, national, and local economic conditions could have a negative impact on our business. These adverse economic conditions could cause a decline in our clients’ demand and ability to pay for our services, or attempts by our clients to defer payments owed to us. Additionally, in certain geographic areas and service lines, our most profitable revenues are related to supplemental services requested by clients outside of the standard service specification (“work orders”). Potential declines in commercial real estate office space could result in a decline in demand for our services and/or in scope of work, including work orders, and depressed prices for our services, which could affect our financial position.
Our energy efficiency projects are designed to reduce a client’s overall consumption of commodities, such as electricity and natural gas. Downward fluctuations in commodity prices may reduce client demand for projects that are designed to reduce a client’s overall consumption of commodities, such as electricity and natural gas. Additionally, we depend, in part, on federal and state legislation and policies that support energy efficiency projects. If current legislation or policies are amended, eliminated, or not extended beyond their current expiration dates, or if funding for energy incentives is reduced or delayed, it could also adversely affect our ability to obtain new business. All of these factors could have an adverse effect on our financial position, results of operations, and cash flows.
Risks Relating to Acquisitions, Divestitures, or Strategic Transactions
Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
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
Any such disruptions to our information technology systems, breaches or compromises of data, and/or misappropriation of information could result in lost sales, negative publicity, litigation, violations of privacy and other laws, or business delays that could have a material adverse effect on our business. Additionally, we believe that along with the GDPR and the California Consumer Privacy Act further increased regulation is likely in the area of data privacy. Compliance with this rapidly expanding area of law will require significant management and financial resources, and we could be subjected to additional legal risk or financial losses if we are not in compliance. This expanding area of law may also lead to potentially significant additional claims, including class action claims, being alleged against us.
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
We attempt to mitigate risks relating to personal injury or property loss through the implementation of company-wide safety and loss control efforts designed to decrease the frequency of accidents or events that might increase our liability. It is expected that any such decrease could also have the effect of reducing our insurance costs for our casualty programs. However, incidents involving personal injury or property loss may be caused by multiple potential factors, a significant number of which are beyond our control. Therefore, there can be no assurance that our risk management and safety programs will have the desired effect of controlling costs and liability exposure.
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
We are subject to extensive legal and regulatory requirements, which could limit our profitability by increasing the costs of legal and regulatory compliance.
Our business is subject to a complicated set of federal, state, and local laws and regulations addressing, among other things, wage and hour standards, employment and labor relations, leave of absence, data privacy and protection, occupational health and safety, environmental matters, anti-competition, anti-corruption, and government contracting. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing the complexity and cost of compliance. When federal, state, local, or foreign minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state, or local laws and regulations relating to employment matters, including those relating to meal and rest breaks, eligibility for overtime, pay transparency and reporting, sick pay, and predictive scheduling requirements. Increased costs of legal and regulatory compliance with this constantly evolving legal and regulatory environment could reduce our profitability.
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

At October 31, 2022, approximately 35% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2022. In addition, at any given time we may face union organizing activity. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time collective bargaining agreement or renegotiating an existing agreement could result in increases in labor and benefits expenses that we may be unable to pass through to clients.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
We are subject to a variety of taxes and tax collection and remittance obligations in the United States and foreign jurisdictions, primarily the UK. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As tax rates vary among taxing jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, at any point in time, we may be under examination from taxing jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these audits to determine the adequacy of our income tax related provision. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties due to adverse outcomes in tax audits or changes in laws, regulations, administrative practices, principles, assessments by authorities, and interpretations related to tax laws, including tax rules in various jurisdictions, which could have an adverse effect on our operating results and financial condition.
Risks Relating to Financial Matters
Future increases in the level of our borrowings or in interest rates could affect our results of operations.
The Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that further rate increases may be announced in the short-term to combat rising inflation in the United States. Such rate increases have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition.
Our future ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, fund other liquidity needs, make planned capital expenditures, or continue our dividend.
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
Weather conditions such as snow storms, heavy flooding, hurricanes, and fluctuations in temperatures can negatively impact portions of our business. Within our Technical Solutions segment, cooler than normal temperatures in the summer could reduce the need for servicing of air conditioning units, resulting in reduced revenues and profitability. Within Parking and Aviation services and portions of our Technical Solutions business, adverse weather conditions can lead to reduced activity, as well as increases in certain costs, both of which negatively affect gross profit. On the other hand, the absence of snow during the winter could cause us to experience reduced revenues in our B&I segment, as many of our contracts specify additional payments for snow-related services.
Catastrophic events, disasters, pandemics, and terrorist attacks could disrupt our services.
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

Ongoing impacts of the COVID-19 pandemic may adversely affect our liquidity, capital resources, supply chain, operations, and revenue.
The COVID-19 pandemic and the resulting economic downturn have impacted business conditions in the industry in which we operate. We have taken necessary precautions to safeguard our employees, customers, and other stakeholders from the COVID-19 pandemic, while maintaining business continuity to support our customers and employees. We are continuing to monitor the impacts of the COVID-19 pandemic on our employees and customers and on the markets in which we operate and will take further actions that we consider prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to provide our services. The ultimate extent of the impacts of the COVID-19 pandemic continue to be highly uncertain and subject to change. The extent of resurgences of COVID-19, the efficacy and extent of distribution of vaccines, and the impact of variants of COVID-19 is unpredictable. These impacts may adversely affect our liquidity, capital resources, supply chain, operations, and revenue and may affect third parties on which we rely and could worsen over time.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive office is located at One Liberty Plaza, 7th Floor, New York, New York 10006.
Principal Properties as of October 31, 2022

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Dallas, Texas	Warehouse and Operations Support	27,500	9/30/2028	ATS, B&I, Aviation, Corporate, and M&D
Atlanta, Georgia	Operations Support	37,000	10/31/2027	All
Cleveland, Ohio	Legacy GCA Headquarters	32,400	1/31/2024	Education, M&D, and Corporate
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate and B&I
Sugar Land, Texas	Enterprise Services	62,500	3/31/2028	All
Tustin, California	Operations Support	40,000	7/31/2029	B&I and Technical Solutions
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information, Dividends, and Stockholders
Our common stock is listed on the New York Stock Exchange (NYSE: ABM). We have paid cash dividends every quarter since 1965. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
At December 20, 2022, there were 3,004 registered holders of our common stock.
Common Stock Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “Share Repurchase Program”). These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. At October 31, 2022, authorization for $47.4 million of repurchases remained under the Share Repurchase Program. Effective December 9, 2022, our Board of Directors expanded the Share Repurchase Program by an additional $150.0 million. Repurchases of our common stock may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The Share Repurchase Program may be suspended or discontinued at any time without prior notice. At December 9, 2022, authorization for $197.4 million of repurchases remained under the Share Repurchase Program.
Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
8/1/2022 – 8/31/2022	—	—	—	$70.4
9/1/2022 – 9/30/2022	0.3	$39.12	0.3	$57.2
10/1/2022 – 10/31/2022	0.2	$40.50	0.2	$47.4
Total	0.6	$39.69	0.6	$47.4

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
ABM Industries Incorporated
S&P 500 Index
S&P SmallCap 600 Index

	INDEXED RETURNS Years Ended October 31,
Company / Index	2017	2018	2019	2020	2021	2022
ABM Industries Incorporated	$100	$74.8	$90.5	$88.2	$113.7	$117.1
S&P 500 Index	100	107.4	122.7	134.6	192.4	164.3
S&P SmallCap 600 Index	100	105.6	109.0	100.6	159.9	141.0
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

Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day. Our principal operations are in the United States, and in 2022 our U.S. operations generated approximately 94% of our revenues.
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
ELEVATE Transformation
Through our ELEVATE strategy, as described in Item 1., “Business.,” we continue to focus our efforts on:
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
We believe that our technology and data investments will enable: the development and deployment of client-facing technology to improve service delivery to our clients; the use of advanced data analytics for sales targeting, employee retention, and recruiting; and the upgrade of our Enterprise Resource Planning and payroll systems.

Developments and Trends

COVID-19 Pandemic
The COVID-19 Pandemic has led to an increased demand for our services, including higher margin work orders and our EnhancedClean services. While overall demand for these services has decreased as pandemic-related restrictions continue to loosen, we experienced that ongoing concerns around COVID-19 variants combined with our ELEVATE strategy led to new and incremental opportunities for our services. Refer to “Consolidated Results of Operations” and “Results of Operations by Segment” for additional information related to the impact of the Pandemic on our financial results.
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
The actuarial reviews demonstrate that the changes we have made to our risk management program continue to positively impact the frequency and severity of claims. The claims management strategies and programs that we have implemented have resulted in improvements. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the actuarial reviews performed, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2022 by $36.8 million. In 2021, we decreased our total reserves related to prior year claims by $36.0 million.

Key Financial Highlights
•Revenues increased by $1,578.0 million, or 25.3%, to $7,806.6 million during 2022, as compared to 2021. Revenue growth was comprised of acquisition growth of 18.0% and organic growth of 7.3%. Acquisition growth was primarily driven by an $1,064.4 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery in volume of our business as pandemic disruptions eased (primarily in B&I and Aviation) and new business within M&D, Technical Solutions, and Education. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D and B&I) and the loss of certain accounts within Education in the third quarter of 2021.
•Operating profit increased by $142.5 million to $348.8 million during 2022, as compared to 2021. The increase in operating profit was attributable to:
◦the absence of legal costs and settlements attributed to the legal reserve for the Bucio case;
◦increase in the volume in our business due to the Able Acquisition and the easing of pandemic disruptions and net new business; and
◦the absence of a non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation.
The increase was partially offset by:
◦increase in compensation and related expenses primarily attributable to talent acquisition activities and limited labor supply in certain markets;
◦additional overhead and amortization of intangibles related to the Able Acquisition; and
◦increased expenditures for certain technology projects and other enterprise initiatives (including ELEVATE).
•Our effective tax rate on income from continuing operations was 25.7% for 2022, as compared to 29.8% during 2021.
•Net cash provided by operating activities of continuing operations was $20.4 million during 2022. Our total operating cash flows were lower, primarily due to the timing of certain working capital requirements, which included a $143.8 million payment for the Bucio case and a $66 million payment for deferred payroll taxes under the CARES Act in the current fiscal year.
•Dividends of $51.9 million were paid to shareholders, and dividends totaling $0.78 per common share were declared during 2022.
•At October 31, 2022, total outstanding borrowings under our Amended Credit Facility and Receivables Facility were $1,271.3 million, and we had up to $612.9 million of borrowing capacity.

Results of Operations

Consolidated

	Years Ended October 31,			2022 vs. 2021
($ in millions)	2022	2021	2020	Increase / (Decrease)
Revenues	$7,806.6	$6,228.6	$5,987.6	$1,578.0	25.3%
Operating expenses	6,757.5	5,258.2	5,157.0	1,499.3	28.5%
Gross margin	13.4%	15.6%	13.9%	(214) bps
Selling, general and administrative expenses	628.3	719.2	506.1	(90.9)	(12.6)%
Restructuring and related expenses	—	—	7.6	—	NM*
Amortization of intangible assets	72.1	45.0	48.4	27.1	60.2%
Impairment loss of goodwill and other intangibles	—	—	172.8	—	NM*
Operating profit	348.8	206.3	95.7	142.5	69.1%
Income from unconsolidated affiliates	2.4	2.1	2.2	0.3	16.5%
Interest expense	(41.1)	(28.6)	(44.6)	12.5	(43.9)%
Income from continuing operations before income taxes	310.0	179.8	53.3	130.2	72.4%
Income tax provision	(79.6)	(53.5)	(53.1)	26.1	(48.9)%
Income from continuing operations	230.4	126.3	0.2	104.1	82.4%
Income (loss) from discontinued operations, net of taxes	—	—	0.1	—	NM*
Net income	230.4	126.3	0.3	104.1	82.4%
Other comprehensive income (loss)
Interest rate swaps	36.7	4.5	(7.6)	32.2	NM*
Foreign currency translation and other	(19.8)	5.3	(1.8)	(25.1)	NM*
Income tax (provision) benefit	(10.5)	(1.5)	2.4	(9.0)	NM*
Comprehensive income (loss)	$236.9	$134.5	$(6.6)	$102.4	76.1%
*Not meaningful
The Year Ended October 31, 2022 Compared with the Year Ended October 31, 2021
Revenues
Revenues increased by $1,578.0 million, or 25.3%, to $7,806.6 million during 2022, as compared to 2021. Revenue growth was comprised of acquisition growth of 18.0% and organic growth of 7.3%. Acquisition growth was primarily driven by an $1,064.4 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery in volume of our business as pandemic disruptions eased (primarily in B&I and Aviation) and new business within M&D, Technical Solutions, and Education. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D and B&I) and the loss of certain accounts within Education in the third quarter of 2021.
Operating Expenses
Operating expenses increased by $1,499.3 million, or 28.5%, to $348.8 million during 2022, as compared to 2021. Gross margin decreased by 214 bps to 13.4% in 2022 from 15.6% in 2021. The decrease in gross margin was primarily driven by the decrease in cleaning services for pandemic-related demands (primarily in M&D and B&I), which have higher margins, and the changes in contract mix due to the Able Acquisition. In addition, gross margin was negatively impacted by an increase in direct labor and related costs (primarily in B&I, Aviation, and Education) and the amortization of intangibles acquired as part of the Able Acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $90.9 million, or 12.6%, to $628.3 million during 2022, as compared to 2021. The decrease in selling, general and administrative expenses was primarily attributable to:

•a $160.1 million decrease in legal costs and settlements, of which $142.9 million was attributed to the accrual of a legal reserve for the Bucio case during 2021;
•the absence of a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system during 2021;
•a $7.6 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions;
•a $9.8 million decrease in bad debt expense; and
•a $5.7 million decrease in acquisition and integration costs primarily attributable to the Able acquisition partially offset by an increase due to our Momentum and RavenVolt acquisitions.
This decrease was partially offset by:
•a $46.1 million increase in compensation and related expenses primarily attributable to talent acquisition activities;
•a $31.4 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•a $16.9 million increase related to the Able Acquisition; and
•a $6.7 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
Amortization of Intangible Assets
Amortization of intangible assets increased by $27.1 million, or 60.2%, to $72.1 million during 2022, as compared to 2021. This increase was primarily due to the amortization of intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense increased by $12.5 million, or 43.9%, to $41.1 million during 2022, as compared to 2021, primarily driven by the indebtedness to fund acquisitions and working capital requirements and an increase in the reference rates on our debt borrowings beginning the second quarter of 2022. This increase was partially offset by more favorable terms in the current year as the result of amending our credit facility in the third quarter of 2021.
Income Taxes from Continuing Operations
During 2022 and 2021, we had effective tax rates of 25.7% and 29.8%, respectively, resulting in a provision for tax of $79.6 million and $53.5 million, respectively. Our effective tax rate for 2022 was impacted by the following items: a $8.1 million benefit for expiring statutes of limitations; a $1.4 million benefit for share-based compensation; and a $1.3 million provision for true-ups. Our effective tax rate for 2021 was also impacted by the following items: a $3.0 million provision for nondeductible transaction costs; a $2.6 million provision for change in tax reserves; a $1.4 million provision for true-ups; and a $1.2 million benefit for energy efficiency incentives.
Interest Rate Swaps
We had a gain of $36.7 million on interest rate swaps during the year ended October 31, 2022, as compared to a gain of $4.5 million during the year ended October 31, 2021, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation and Other
We had a foreign currency translation loss of $19.8 million during the year ended October 31, 2022, as compared to a foreign currency translation gain of $5.3 million during the year ended October 31, 2021. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling

(“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.
The Year Ended October 31, 2021 Compared with the Year Ended October 31, 2020
For a comparison of our Results of Operations for the year ended October 31, 2021, to the year ended October 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on December 22, 2021.

Segment Information
Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions.
Financial Information for Each Reportable Segment

	Years Ended October 31,			2022 vs. 2021
($ in millions)	2022	2021	2020	Increase / (Decrease)
Revenues
Business & Industry	$4,095.9	$2,853.8	$2,856.4	$1,242.1	43.5%
Manufacturing & Distribution	1,445.2	1,363.1	1,151.4	82.1	6.0%
Education	834.7	830.8	805.1	3.9	0.5%
Aviation	804.0	651.1	670.7	152.9	23.5%
Technical Solutions	626.8	529.8	504.0	97.0	18.3%
	$7,806.6	$6,228.6	$5,987.6	$1,578.0	25.3%
Operating profit (loss)
Business & Industry	$334.9	$285.9	$229.2	$49.0	17.1%
Operating profit margin	8.2%	10.0%	8.0%	(184) bps
Manufacturing & Distribution	161.8	155.5	108.0	6.3	4.0%
Operating profit margin	11.2%	11.4%	9.4%	(21) bps
Education	47.1	61.5	(39.9)	(14.4)	(23.4)%
Operating profit margin	5.6%	7.4%	(5.0%)	(176) bps
Aviation	29.3	32.1	(60.1)	(2.8)	(8.6)%
Operating profit margin	3.6%	4.9%	(9.0%)	(128) bps
Technical Solutions	63.8	49.4	9.7	14.4	29.2%
Operating profit margin	10.2%	9.3%	1.9%	86 bps
Government Services	(0.3)	(0.2)	(0.1)	(0.1)	(72.4)%
Operating profit margin	NM*	NM*	NM*	NM*
Corporate	(284.5)	(374.6)	(146.9)	(90.1)	24.0%
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.4)	(2.1)	(2.2)	(0.3)	(16.5)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.9)	(1.2)	(2.1)	0.3	27.7%
	$348.8	$206.3	$95.7	$142.5	69.1%
*Not meaningful

The Year Ended October 31, 2022 Compared with the Year Ended October 31, 2021

Business & Industry
	Years Ended October 31,
($ in millions)	2022	2021	Increase
Revenues	$4,095.9	$2,853.8	$1,242.1	43.5%
Operating profit	334.9	285.9	49.0	17.1%
Operating profit margin	8.2%	10.0%	(184) bps
B&I revenues increased by $1,242.1 million, or 43.5%, to $4,095.9 million during 2022, as compared to 2021. Revenue growth was comprised of acquisition growth of 38.5% and organic growth of 5.0%. Acquisition growth was primarily driven by a $1,058.9 million revenue increase due to the Able Acquisition, completed in the fourth quarter of 2021. Organic growth was primarily driven by the recovery of certain accounts as pandemic-related disruptions continue to ease and targeted expansion of certain key clients, as well as lower sales allowance reserve, while partially offset by decrease in pandemic-related cleaning services. Management reimbursement revenues for this segment totaled $227.8 million and $185.8 million during 2022 and 2021, respectively.
Operating profit increased by $49.0 million, or 17.1%, to $334.9 million during 2022, as compared to 2021. Operating profit margin decreased by 184 bps to 8.2% in 2022 from 10.0% in 2021. The decrease in operating profit margin was primarily driven by an increase in direct labor and related costs due to a limited labor supply in certain non-union markets; a decrease in pandemic-related cleaning services, which have higher margins; and changes in contract mix as a result of the Able Acquisition, partially offset by lower bad debt expense. In addition, operating profit margin was negatively impacted by the amortization of intangibles acquired as part of the Able Acquisition.

Manufacturing & Distribution
	Years Ended October 31,
($ in millions)	2022	2021	Increase
Revenues	$1,445.2	$1,363.1	$82.1	6.0%
Operating profit	161.8	155.5	6.3	4.0%
Operating profit margin	11.2%	11.4%	(21) bps
M&D revenues increased by $82.1 million, or 6.0%, to $1,445.2 million during 2022, as compared to 2021. The increase was primarily attributable to the expansion of business with existing customers led by distribution clients, partially offset by a decrease in work orders for pandemic-related demands.
Operating profit increased by $6.3 million, or 4.0%, to $161.8 million during 2022, as compared to 2021. Operating profit margin decreased by 21 bps to 11.2% in 2022 from 11.4% in 2021. The decrease in operating profit margin was primarily attributable to the decrease in pandemic-related work orders, which have higher margins.

Education
	Years Ended October 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$834.7	$830.8	$3.9	0.5%
Operating profit	47.1	61.5	(14.4)	(23.4)%
Operating profit margin	5.6%	7.4%	(176) bps
Education revenues increased by $3.9 million, or 0.5%, to $834.7 million during 2022, as compared to 2021. The increase was primarily attributable to new business and recovery in the volume of our business as schools reopened to full capacity. The increase was partially offset by a loss of certain accounts in the third quarter of 2021.
Operating profit decreased by $14.4 million, or 23.4% to $47.1 million during 2022, as compared to 2021. Operating margin decreased to 5.6% in 2022 from 7.4% in 2021. The decrease in operating margin was primarily attributable to an increase in direct labor and related costs due to the return to in-person learning and a limited labor supply in certain geographies. Operating margin was positively impacted by lower amortization of intangible assets.

Aviation
	Years Ended October 31,
($ in millions)	2022	2021	Increase / (Decrease)
Revenues	$804.0	$651.1	$152.9	23.5%
Operating profit	29.3	32.1	(2.8)	(8.6)%
Operating profit margin	3.6%	4.9%	(128) bps
Aviation revenues increased by $152.9 million, or 23.5% to $804.0 million, during 2022, as compared to 2021. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international) and new parking-related services. Management reimbursement revenues for this segment totaled $52.6 million and $54.5 million during 2022 and 2021, respectively.
Operating profit decreased by $2.8 million, or 8.6%, to $29.3 million during 2022, as compared to 2021. Operating margin decreased to 3.6% during 2022, from 4.9% during 2021. The decrease was primarily attributable to delays in work order acceptance from a client related to a parking project, whereby direct labor and related costs were incurred in the current year while related revenue did not meet the criteria for revenue recognition. It is expected that the revenue that was not recognized in 2022 will be recognized in a future period. The decrease was partially offset by the contract mix.

Technical Solutions
	Years Ended October 31,
($ in millions)	2022	2021	Increase
Revenues	$626.8	$529.8	$97.0	18.3%
Operating profit	63.8	49.4	14.4	29.2%
Operating profit margin	10.2%	9.3%	86 bps
Technical Solutions revenues increased by $97.0 million, or 18.3%, to $626.8 million during 2022, as compared to 2021. Revenue growth was comprised of acquisition growth of 2.8% and organic growth of 15.5%. The organic revenue growth was primarily driven by the growth in electric vehicle charging station installation sales. Acquisition growth was primarily driven by a $14.7 million revenue increase due to the RavenVolt Acquisition, completed in the fourth quarter of 2022.
Operating profit increased by $14.4 million, or 29.2%, to $63.8 million during 2022, as compared to 2021. Operating profit margin increased by 86 bps to 10.2% in 2022 from 9.3% in 2021. The increase in operating profit margin was primarily attributable to the $7.6 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services and lower bad debt expense partially offset by the contract mix.

Corporate
	Years Ended October 31,
($ in millions)	2022	2021	Decrease
Corporate expenses	$(284.5)	$(374.6)	$(90.1)	24.0%
Corporate expenses decreased by $90.1 million, or 24.0%, to $284.5 million during 2022, as compared to 2021. The decrease in corporate expenses was primarily related to:
•a $158.0 million decrease in legal costs and settlements, of which $142.9 million was attributed to the accrual of a legal reserve for the Bucio case during 2021;
•the absence of a $9.1 million non-cash impairment charge for previously capitalized internal-use software related to our ERP system implementation as we determined that certain components developed will no longer be incorporated into the new ERP system during 2021; and
•a $5.7 million decrease in acquisition and integration costs primarily attributable to the Able acquisition partially offset by an increase due to our Momentum and RavenVolt acquisitions.

This decrease was partially offset by:
•a $26.2 million increase in compensation and related expenses primarily attributable to talent acquisition activities;
•a $32.2 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•a $14.9 million increase related to the Able Acquisition; and
•a $6.7 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
The Year Ended October 31, 2021 Compared with the Year Ended October 31, 2020
For a comparison of our Segment Information for the year ended October 31, 2021, to the year ended October 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on December 22, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding insurance claims, dividend payments, capital expenditures, share repurchases, mandatory loan repayments, and systems and technology transformation initiatives under our ELEVATE strategy. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we will continue to rely on our credit facility for any long-term funding not provided by operating cash flows.
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
Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at the interest rate of the Euro Interbank Offered Rate (EURIBOR) and the daily Sterling Overnight Index Average (SONIA) reference rate, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. At October 31, 2022, the weighted average interest rate on our outstanding borrowings was 4.97%. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. We did not make this election for the Able Acquisition. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2022, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
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
During 2022, we made $32.5 million of principal payments under the term loan. At October 31, 2022, the total outstanding borrowings and standby letters of credit were $1,271.3 million and $158.3 million, respectively. At October 31, 2022, we had up to $612.9 million of borrowing capacity.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority, the regulator of LIBOR, announced that the USD LIBOR rates will no longer be published after June 30, 2023. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR, a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. We transitioned the outstanding debt from a LIBOR-based interest rate to a term SOFR-based interest rate, which is set to take effect on November 1, 2022.
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
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. We repurchased shares under the Share Repurchase Program during 2022, as summarized below. At October 31, 2022, authorization for $47.4 million of repurchases remained under the Share Repurchase Program. Effective December 9, 2022, our Board of Directors expanded the Share Repurchase Program by an additional $150.0 million. There were no share repurchases during 2021.

	Years Ended October 31,
(in millions, except per share amounts)	2022	2021
Total number of shares purchased	2.3	—
Average price paid per share	$42.15	N/A
Total cash paid for share repurchases	$97.5	$—
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

Regulatory Environment
Our operations are subject to various federal, state, and/or local laws, rules, and regulations regulating among other things, labor, wages, and health and safety matters, as well as laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. Historically, the cost of complying with these laws, rules, and regulations has not had a material adverse effect on our financial position, results of operations, or cash flows.
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

	Years Ended October 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities of continuing operations	$20.4	$314.3	$457.4
Net cash provided by operating activities of discontinued operations	—	—	0.1
Net cash provided by operating activities	20.4	314.3	457.5

Net cash used in investing activities	(241.5)	(740.0)	(27.5)

Net cash provided by (used in) financing activities	235.5	92.4	(94.1)
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased by $293.9 million during 2022, as compared to 2021. The decrease was primarily driven by payments made for the Bucio settlement, which was recorded within “Other Accrued Liabilities” in the Consolidated Balance Sheets, and deferred remittance of payroll taxes in the current year and the timing of client receivable collections and vendor payments.
Net cash provided by operating activities of continuing operations decreased by $143.1 million during 2021, as compared to 2020. The decrease was primarily related to the timing of client receivable collections and deferred remittance of payroll taxes under the CARES Act in 2021, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities changed by $498.5 million during 2022, as compared to 2021. The change was primarily related to the Able Acquisition during the fourth quarter of 2021, partially offset by Momentum and RavenVolt acquisitions.
Net cash used in investing activities changed by $712.5 million during 2021, as compared to 2020. The change was primarily related to the Able Acquisition during the fourth quarter of 2021.
Financing Activities
Net cash provided by financing activities was $235.5 million in 2022, as compared to net cash used in financing activities of $92.4 million in 2021. The change was primarily related to an increase in net borrowings from our Amended Credit Facility and Receivable Facility to fund acquisitions and working capital requirements.
Net cash provided by financing activities was $92.4 million in 2021, as compared to net cash used in financing activities of $94.1 million in 2020, primarily due to higher net borrowings to partially fund the purchase price of the Able Acquisition.
Dividends
On December 5, 2022, we announced a quarterly cash dividend of $0.22 per share on our common stock, payable on February 6, 2023. We declared a quarterly cash dividend on our common stock every quarter during

2022, 2021, and 2020. We paid total annual dividends of $51.9 million, $51.0 million, and $49.3 million during 2022, 2021, and 2020, respectively.
Material Cash Requirements from Contractual and Other Obligations

As of October 31, 2022, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments – Outstanding payments on our Amended Credit Facility were $1,271.3 million, with $32.5 million payable within 12 months. In addition, we have $150.0 million payable under our Receivables Facility that allows us to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable of up to $150.0 million to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. We had future interest payments based on our hedged borrowings under our Amended Credit Facility of $16.3 million, which is payable within 12 months. The interest payments on our remaining borrowings under the Amended Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 11, “Credit Facility,” in the Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating and Finance Leases – We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. Operating and finance lease obligations were $161.1 million, with $38.4 million payable within 12 months. See Note 5, “Leases,” in the Financial Statements for further detail of our obligations and the timing of expected future payments.

•Service Concession Arrangements – As defined under Topic 853, Service Concession Arrangements, our leased location parking arrangements are represented as service concession arrangements. We had contractual payments for these arrangements of $66.0 million, with $17.3 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $61.4 million, with $38.8 million payable within 12 months.

•Benefit Obligations – Expected future payments relating to our defined benefit, postretirement, and deferred compensation plans were $39.0 million, with $3.2 million payable in 12 months. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2022.

•CARES Act Tax Obligations – We deferred approximately $66 million of payroll tax provisions under the CARES Act, which we paid in December 2022. See Note 16, “Income Taxes,” in the Financial Statements for further details.

In addition, our material cash requirements for other obligations, for which we cannot reasonably estimate future payments, include the following:

•Multiemployer Benefit Plans – In addition to our company sponsored benefit plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2021, 2020, and 2019, contributions made to these plans were $555.1 million, $348.8 million, and $335.8 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 12, “Employee Benefit Plans,” in the Financial Statements for more information.

•Self-Insurance Obligations – We may make payments for exposures for which we are self-insured, including workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. At October 31, 2022, our self-insurance reserves, net of recoverables, were $479.9 million. As these obligations do not have scheduled maturities, we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. See Note 10, “Insurance,” in the Financial Statements for further detail.

•Unrecognized Tax Benefits – At October 31, 2022, our total liability for unrecognized tax benefits was $10.8 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the exercise of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

•Contingent Consideration Payable in Connection with Our Acquisition of RavenVolt – At October 31, 2022, contingent consideration of up to $280.0 million in cash may be paid in calendar years 2024, 2025, and 2026, if the RavenVolt business achieves certain financial targets, as defined in the merger agreement, in calendar years 2023, 2024, and 2025.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The surety bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2022, these letters of credit and surety bonds totaled $158.3 million and $618.6 million, respectively. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. As a result of our Acquisition of RavenVolt, we added “Contingent Consideration” to our critical accounting policies and estimates in 2022. We removed “Customer Relationships” and “Contingencies and Litigation”. There have been no other significant changes to our critical accounting policies and estimates for the year ended October 31, 2022. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our Financial Statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Valuation of Long-Lived Assets
We evaluate our fixed assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to: higher than expected attrition for customer relationships; a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, such as when we classify a business as held for sale; a significant adverse change in the extent or manner in which we use a long-lived asset; or a change in the physical condition of a long-lived asset. Undiscounted cash flow analyses are used to determine if impairment exists; if impairment is determined to exist, the loss is calculated based on estimated fair value. Goodwill is not amortized but rather tested at least annually for impairment or more often if events or changes in circumstances indicate it is more likely than not that the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all of our reporting units and instead perform a quantitative impairment test.

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

At October 31, 2022, we had $2.5 billion of goodwill. Our goodwill is included in the following segments:

$1.1 billion — B&I

$502.2 million — M&D

$459.3 million — Education

$68.7 million — Aviation

$367.4 million — Technical Solutions

A goodwill impairment analysis was performed for each of our reporting units on August 1, 2022. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value. Therefore, we concluded there were no indicators of impairment. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

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

During the second quarter of 2020, given the general deterioration in economic and market conditions arising from the Pandemic, we identified a triggering event indicating possible impairment of goodwill and intangible assets. For the three goodwill reporting units tested quantitatively, we estimated the fair value using a weighting of fair values derived from an income approach and a market approach. Based on the evaluation performed, we determined that goodwill was impaired for each of the three goodwill reporting units evaluated and recognized a non-cash impairment charge totaling $163.8 million ($99.3 million related to Education, $55.5 million related to Aviation, and $9.0 million related to our UK Technical Solutions business). We also recognized intangible asset impairment charges of $5.6 million related to Aviation and $3.4 million related to our UK Technical Solutions business. We performed our annual goodwill impairment analysis on August 1, 2020, using a qualitative approach since there were no indicators of impairment subsequent to our quantitative analysis performed in the second quarter of 2020 as discussed above. As a result of the qualitative analysis, we concluded that there were no further impairments.

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

After analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we decreased our total reserves related to prior years known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2022 by $36.8 million. In 2021, we decreased our total reserves related to prior years claims by $36.0 million.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $34.5 million for 2022.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Contingent Consideration
The acquisition of RavenVolt included contingent earn-out arrangement, which is based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheets. The fair values of the earn-out arrangements are estimated by discounting the expected future contingent payments to present value using a variation of the Income Approach, known as the Real Option method.

To estimate the fair value of the contingent consideration on the date of acquisition, we used the Real Options method. The key assumptions used in our valuation were: i) forecast of revenues and EBITDA margins, ii) the volatility associated with the EBITDA, iii) risk-adjusted discount rate applied to forecasted EBITDA, and (iv) the credit-adjusted discount rate related to the payment of the contingent consideration. A simulation of one million scenarios was performed with the assistance of a third-party valuation specialist, resulting in a fair value for the cumulative contingent consideration for calendar years 2023 through 2025 totaling $59 million.

These estimates are influenced by many factors, including historical financial information, guideline public company data, and management's expectations for future customer growth as a combined company. Changes in these inputs could have a significant impact on the initial fair value of the contingent consideration liability.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of our contingent consideration and adjustments to the estimated fair value related to changes in all other unobservable inputs will be recognized within “Operating Expenses” in the Consolidated Statements of Comprehensive Income (Loss).

At October 31, 2022, we recorded $59.0 million of contingent consideration liability related to the RavenVolt acquisition. The cumulative maximum of the earn-out payments is $280.0 million, if RavenVolt achieves certain EBITDA (as defined in the RavenVolt merger agreement) targets. Pursuant to the RavenVolt merger agreement, former owners of RavenVolt would be entitled to a payment of up to $75.0 million in calendar year 2024 for achieving certain EBITDA targets in calendar year 2023; $75.0 million in calendar year 2025 for achieving certain EBITDA targets in calendar year 2024; and $130.0 million in calendar year 2026 for achieving certain EBITDA targets in calendar year 2025. If the EBITDA achieved for calendar years 2023 - 2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025. The actual achievement of contingent considerations payments in 2024, 2025, and 2026 could be materially different than the initial fair value of $59 million.

Recent Accounting Pronouncements

Accounting Standard Updates	Topic	Summary	Effective Date/ Method of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	This Accounting Standard Update (“ASU”), issued in January 2021, clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848.

		Effective November 1, 2023, we applied available practical expedients under ASC 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts as if they were not substantial.	This update was effective upon issuance and can be applied to hedging relationships retrospectively or prospectively through December 31, 2022.
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU, issued in March 2020, provides optional expedients to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met.

		Effective November 1, 2023, we applied available practical expedients under ASC 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts as if they were not substantial.	This update was effective upon issuance and can be applied prospectively to contract modifications made and hedging relationships entered into or evaluated through December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates.
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Amended Credit Facility, as further described in Note 11, “Debt,” in the Financial Statements. Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread. Euro- and sterling-denominated borrowings under the revolver bear at rate equal to the EURIBOR and SONIA reference rates, respectively, plus a spread. At October 31, 2022, we had total outstanding borrowings of $1,271.3 million. To limit exposure to upward movements in interest rates associated with our floating-rate, LIBOR-based borrowings, we entered into interest rate swap agreements to fix the interest rates on a portion of our outstanding borrowings. At October 31, 2022, we had interest rate swaps with an underlying notional amount of $650.0 million and fixed interest rates ranging from 1.78% to 2.98%. Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2022 and 2021, a 100 basis point increase in LIBOR, EURIBOR, and SONIA would decrease our future earnings and cash flows by $5.2 million and $7.1 million, respectively. As actual interest rate movements over time are uncertain, our interest rate swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2022, the fair value of our interest rate swap agreements was an asset of $36.9 million.
Foreign Currency Exchange Rate Risk
We are primarily exposed to the impact of foreign exchange rate risk through our UK operations where the functional currency is the British pound sterling (“GBP”). As we intend to remain permanently invested in these foreign operations, we do not utilize hedging instruments to mitigate foreign currency exchange risks. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (the Company) as of October 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial fair value measurement of the contingent consideration liability associated with the acquisition of RavenVolt

As discussed in Note 3 to the consolidated financial statements, on September 1, 2022, the Company acquired RavenVolt, Inc. (RavenVolt) for cash of $170 million and contingent consideration up to $280 million, if the RavenVolt business achieves certain earnings before interest, taxes, depreciation, and amortization (EBITDA) targets in calendar years 2023, 2024 and 2025 (the contingent consideration liability). At the acquisition date, the Company recognized the contingent consideration liability at its estimated fair value. The initial fair value of the contingent consideration liability related to the acquisition of RavenVolt was $59 million.

We identified the assessment of the initial fair value measurement of the contingent consideration liability as a critical audit matter. A high degree of subjectivity was required to evaluate certain assumptions used to determine the fair value of the liability. The key assumptions included the forecast of revenues and EBITDA margins for the RavenVolt business, the volatility associated with the EBITDA of the RavenVolt business, the risk-adjusted discount rate applied to forecasted EBITDA, and the credit-adjusted discount rate related to the payment of the contingent consideration. Changes in these inputs could have a significant impact on the initial fair value of the contingent consideration liability. Valuation professionals with specialized skills and knowledge were also required to assess the volatility, the risk-adjusted discount rate, and the credit-adjusted discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s initial fair value measurement process for the contingent consideration liability. This included controls related to the development of the key assumptions. We evaluated the forecasted revenues by comparing them to pre-acquisition historical audited financial statements and the current year unaudited results of the RavenVolt business, the customer backlog, and customer purchase orders. We evaluated the forecasted EBITDA margins by comparing them to the pre-acquisition historical audited financial statements and current year unaudited results of the RavenVolt business. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the risk-adjusted discount rate for consistency with the internal rate of return for the RavenVolt business and the period of the earnout
•evaluating the volatility by comparing it to the asset volatility of publicly traded guideline companies
•evaluating the credit-adjusted discount rate by comparing it to a credit-adjusted discount rate that was independently developed
•performing sensitivity analyses over the estimated fair value of the contingent consideration liability by considering reasonably possible changes to forecasted revenues and EBITDA margins and comparing the results to the Company’s estimate
•developing a fair value estimate of the contingent consideration liability using the Company’s forecasted EBITDA for the RavenVolt business, the risk-adjusted discount rate, the independently developed credit-adjusted discount rate, and a range of volatilities, and comparing it to the Company’s estimate.

Valuation of self-insurance liabilities

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company uses a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. The balance of casualty program insurance reserves, net of recoverables, as of October 31, 2022 amounted to $479.9 million. The Company engages actuaries to estimate its self-insurance liabilities at least annually.

We identified the evaluation of the self-insurance liabilities existing prior to the acquisition of Able as a critical audit matter because it involves a high degree of judgment and actuarial expertise to assess: (1) the actuarial models used and (2) estimated incurred but not reported claims based on application of loss development factors to historical claims experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance liability process, including controls related to (1) evaluation of claims information sent to the actuary, (2) estimation of incurred but not reported claims based on the application of loss development factors to historical claims experience, and (3) evaluation of the actuarial report and the external actuarial specialist’s qualifications and competency. We evaluated the Company’s historical ability to estimate self-insurance liabilities by comparing the prior year recorded amounts to the subsequent claim development. We tested a sample of the claims data utilized by the Company’s actuaries by comparing it to underlying claims details; and involved an actuarial professional with specialized skills and knowledge who assisted in the:

•assessment of the actuarial models used by the Company for consistency with generally accepted actuarial standards and

•development of an actuarial estimate of self-insurance liabilities based on the Company’s underlying historical paid and incurred loss data for comparison with the liabilities recorded by the Company

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

New York, New York
December 21, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited ABM Industries Incorporated and subsidiaries' (the Company) internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated December 21, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
December 21, 2022

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$73.0	$62.8
Trade accounts receivable, net of allowances of $22.6 and $32.7 at October 31, 2022 and 2021, respectively	1,278.7	1,137.1
Costs incurred in excess of amounts billed	75.8	52.5
Prepaid expenses	82.1	88.7
Other current assets	51.6	60.0
Total current assets	1,561.2	1,401.2
Other investments	14.5	11.8
Property, plant and equipment, net of accumulated depreciation of $296.9 and $274.7 at October 31, 2022 and 2021, respectively	125.4	111.9
Right-of-use assets	115.2	126.5
Other intangible assets, net of accumulated amortization of $459.8 and $389.3 at October 31, 2022 and 2021, respectively	378.5	424.8
Goodwill	2,485.6	2,228.9
Other noncurrent assets	188.5	131.2
Total assets	$4,868.9	$4,436.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$181.5	$31.4
Trade accounts payable	315.5	289.4
Accrued compensation	246.6	238.0
Accrued taxes—other than income	124.7	124.9
Insurance claims	171.4	171.4
Income taxes payable	6.6	11.4
Current portion of lease liabilities	30.3	31.8
Other accrued liabilities	276.5	387.4
Total current liabilities	1,353.2	1,285.8
Long-term debt, net	1,086.3	852.8
Long-term lease liabilities	104.5	116.6
Deferred income tax liability, net	89.7	22.5
Noncurrent insurance claims	387.7	413.3
Other noncurrent liabilities	126.0	123.5
Noncurrent income taxes payable	4.2	12.5
Total liabilities	3,151.7	2,827.0
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 65,587,894 and 67,302,449 shares issued and outstanding at October 31, 2022 and 2021, respectively	0.7	0.7
Additional paid-in capital	675.5	750.9
Accumulated other comprehensive loss, net of taxes	(16.2)	(22.5)
Retained earnings	1,057.2	880.2
Total stockholders’ equity	1,717.2	1,609.2
Total liabilities and stockholders’ equity	$4,868.9	$4,436.2
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
(in millions, except per share amounts)	2022	2021	2020
Revenues	$7,806.6	$6,228.6	$5,987.6
Operating expenses	6,757.5	5,258.2	5,157.0
Selling, general and administrative expenses	628.3	719.2	506.1
Restructuring and related expenses	—	—	7.6
Amortization of intangible assets	72.1	45.0	48.4
Impairment loss of goodwill and other intangibles	—	—	172.8
Operating profit	348.8	206.3	95.7
Income from unconsolidated affiliates	2.4	2.1	2.2
Interest expense	(41.1)	(28.6)	(44.6)
Income from continuing operations before income taxes	310.0	179.8	53.3
Income tax provision	(79.6)	(53.5)	(53.1)
Income from continuing operations	230.4	126.3	0.2
Income from discontinued operations, net of taxes	—	—	0.1
Net income	230.4	126.3	0.3
Other comprehensive income (loss)
Interest rate swaps	36.7	4.5	(7.6)
Foreign currency translation and other	(19.8)	5.3	(1.8)
Income tax (provision) benefit	(10.5)	(1.5)	2.4
Comprehensive income (loss)	$236.9	$134.5	$(6.6)
Net income per common share — Basic
Income from continuing operations	$3.44	$1.87	$0.00
Income from discontinued operations	—	—	—
Net income	$3.44	$1.87	$0.00
Net income per common share — Diluted
Income from continuing operations	$3.41	$1.86	$0.00
Income from discontinued operations	—	—	—
Net income	$3.41	$1.86	$0.00
Weighted-average common and common equivalent shares outstanding
Basic	67.1	67.4	66.9
Diluted	67.5	68.0	67.3
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2022		2021		2020
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	67.3	$0.7	66.7	$0.7	66.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.6	—	0.6	—	0.3	—
Repurchase of common stock	(2.3)	—	—	—	(0.2)	—
Balance, end of year	65.5	0.7	67.3	0.7	66.7	0.7
Additional Paid-in Capital
Balance, beginning of year		750.9		724.1		708.9
Taxes withheld under employee stock purchase and share-based compensation plans, net		(8.4)		(6.7)		—
Share-based compensation expense		30.5		33.5		20.3
Repurchase of common stock		(97.5)		—		(5.1)
Balance, end of year		675.5		750.9		724.1
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(22.5)		(30.8)		(23.9)
Other comprehensive income (loss)		6.3		8.2		(6.9)
Balance, end of year		(16.2)		(22.5)		(30.8)
Retained Earnings
Balance, beginning of year		880.2		806.4		856.3
Net income		230.4		126.3		0.3
Dividends
Common stock ($0.78, $0.76, and $0.74 per share)		(51.9)		(51.0)		(49.3)
Stock issued under share-based compensation plans		(1.5)		(1.5)		(0.9)
Balance, end of year		1,057.2		880.2		806.4
Total Stockholders’ Equity		$1,717.2		$1,609.2		$1,500.3
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2022	2021	2020
Cash flows from operating activities
Net income	$230.4	$126.3	$0.3
Income from discontinued operations, net of taxes	—	—	(0.1)
Income from continuing operations	230.4	126.3	0.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	112.4	89.9	96.4
Impairment loss on goodwill and other intangibles	—	—	172.8
Impairment loss on fixed assets	—	9.1	—
Deferred income taxes	67.7	(48.0)	(36.6)
Share-based compensation expense	30.5	33.5	20.3
(Recovery of)/Provision for bad debt	(7.7)	0.6	19.6
Amortization of accumulated other comprehensive gain on interest rate swaps	(4.8)	(6.4)	(6.7)
Discount accretion on insurance claims	0.1	0.1	0.8
(Gain)/Loss on sale of assets	(0.8)	0.2	2.1
Reserves on other assets	—	—	17.6
Income from unconsolidated affiliates	(2.4)	(2.1)	(2.2)
Distributions from unconsolidated affiliates	1.9	1.9	0.1
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(143.8)	(124.5)	141.4
Prepaid expenses and other current assets	19.7	6.8	(15.5)
Right-of-use assets	14.7	19.3	24.4
Other noncurrent assets	(21.2)	13.8	(10.4)
Trade accounts payable and other accrued liabilities	(143.0)	265.7	(53.5)
Long-term lease liabilities	(15.2)	(16.3)	(22.9)
Insurance claims	(17.4)	(28.4)	5.7
Income taxes payable	(31.8)	8.3	7.6
Other noncurrent liabilities	(69.0)	(35.4)	96.2
Total adjustments	(210.0)	188.0	457.2
Net cash provided by operating activities of continuing operations	20.4	314.3	457.4
Net cash provided by operating activities of discontinued operations	—	—	0.1
Net cash provided by operating activities	20.4	314.3	457.5
Cash flows from investing activities
Additions to property, plant and equipment	(50.8)	(34.3)	(38.0)
Proceeds from sale of assets	6.0	4.4	5.5
Proceeds from redemption of auction rate security	—	—	5.0
Investments in equity securities	(2.1)	—	—
Purchase of business, net of cash acquired	(194.6)	(710.2)	—
Net cash used in investing activities	(241.5)	(740.0)	(27.5)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(9.9)	(8.1)	(0.9)
Repurchases of common stock	(97.5)	—	(5.1)
Dividends paid	(51.9)	(51.0)	(49.3)
Deferred financing costs paid	—	(6.4)	(4.4)
Borrowings from debt	1,479.4	357.7	1,058.5
Repayment of borrowings from debt	(1,096.9)	(194.2)	(1,141.6)
Changes in book cash overdrafts	4.3	(17.9)	41.2
Financing of energy savings performance contracts	9.9	15.1	11.1
Repayment of finance lease obligations	(1.9)	(2.8)	(3.4)
Net cash provided by (used in) financing activities	235.5	92.4	(94.1)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.9	(0.2)
Net increase (decrease) in cash and cash equivalents	10.2	(331.4)	335.7
Cash and cash equivalents at beginning of year	62.8	394.2	58.5
Cash and cash equivalents at end of year	$73.0	$62.8	$394.2

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2022	2021	2020
Supplemental cash flow information
Income tax payments, net	$46.4	$93.5	$82.2
Interest paid on credit facility	28.9	14.3	32.9
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
Reorganization of Our Business
Effective November 1, 2021, the Manufacturing & Distribution (“M&D”) industry group replaced our Technology and Manufacturing (“T&M”) industry group as part of our strategic transformation initiative ELEVATE. M&D retained our large manufacturing clients from T&M and added clients in the distribution sector from our Business and Industry (“B&I”) group. Technology clients with commercial real estate properties serviced by T&M shifted into B&I. Additionally, we have modified the presentation of segment revenues as inter-segment revenues are now allocated at the segment level. Our prior period segment data in Note 4, “Revenues,” and Note 12, “Segment Information,” have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported consolidated financial statements
Cash and Cash Equivalents
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
Other Current Assets
At October 31, 2022 and 2021, other current assets primarily consisted of other receivables, short-term insurance recoverables, and capitalized commissions.
Other Investments
At October 31, 2022 and 2021, other investments primarily consisted of investments in unconsolidated affiliates.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We account for such investments under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other than temporary. At October 31, 2022, 2021, and 2020, our investments in unconsolidated affiliates were $11.5 million, $11.7 million, and $11.0 million, respectively. We did not recognize any impairment charges on these investments in 2021, 2020, or 2019.
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
Other Noncurrent Assets
At October 31, 2022 and 2021, other noncurrent assets primarily consisted of long-term insurance recoverables, interest rate swap assets, ESPC receivables, capitalized commissions, insurance and other long-term deposits, and prepayments to carriers for future insurance claims.
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
Other Accrued Liabilities
At October 31, 2022 and 2021, other accrued liabilities primarily consisted of employee benefits, contract liabilities (which include deferred revenue and progress billings in excess of costs), legal fees and settlements, unclaimed property, dividends payable, and ESPC liabilities.
Other Noncurrent Liabilities
At October 31, 2022 and 2021, other noncurrent liabilities primarily consisted of contingent consideration liability, deferred compensation, ESPC liabilities, retirement plan liabilities, and long-term finance leases.
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
Contracts generally can be modified to account for changes in specifications and requirements. We consider contract modifications to exist when the modification either changes the consideration, creates new performance obligations, or changes the existing scope of the contract and related performance obligations. Historically, contract modifications have been for services that are not distinct from the existing contract, since we are providing a bundle of services that are highly interrelated, and are therefore treated as if they were part of that existing contract. Such modifications are generally accounted for retrospectively as part of the existing contract.
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
Management reimbursement revenue was $280.6 million, $240.3 million, and $295.6 million during 2022, 2021, and 2020, respectively.
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
We use the cost-to-cost method, which compares the actual costs incurred to date with the current estimate of total costs to complete, to measure the satisfaction of the performance obligation and recognize revenue as work progresses and we incur costs on our contracts; we believe this method best reflects the transfer of control to the customer. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Equipment purchased for these projects is project-specific and considered a value-added element to our work. Equipment costs are incurred when the title is transferred to us, typically upon delivery to the work site. Revenue for uninstalled equipment is recognized at cost and the associated margin is deferred until installation is substantially complete.
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
Certain project contracts include a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s) or in accordance with a fixed billing schedule. Fixed billing schedules may not precisely match the actual costs incurred. Therefore, revenue recognized may differ from amounts that can be billed or invoiced to the customer at any point during the contract, resulting in balances that are considered revenue recognized in excess of amounts billed or amounts billed in excess of revenue recognized. Advanced payments from our customers generally do not represent a significant financing component as the payments are used to meet working capital demands that can be higher in the early stages of a contract, as well as to protect us from our customer failing to meet its obligations under the contract.
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
Microgrid Systems Installation
We provide electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trades.
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
Advertising
Advertising costs are expensed as incurred. During 2022, 2021, and 2020, advertising expense was $6.0 million, $6.2 million, and $1.8 million, respectively.
Share-Based Compensation
Our current share-based awards principally consist of restricted stock units (“RSUs”) and various performance share awards. We recognize compensation costs associated with these awards in selling, general and administrative expenses. For RSUs and performance share awards, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Since our total shareholder return (“TSR”) performance share awards are performance awards with a market condition, the compensation costs associated with these awards are determined using a Monte Carlo simulation valuation model. For RSUs and TSR performance share awards, compensation cost is recognized over the period that an employee provides service in exchange for the award. We recognize compensation cost associated with other performance share awards over the requisite service period based on the probability of achievement of performance criteria.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848. Effective November 1, 2023, we applied available practical expedients under ASC 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts as if they were not substantial.
We do not expect any other recently issued accounting pronouncements to have a material impact on our consolidated financial statements and related disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment. The transaction met the definition of a business combination. We applied the acquisition method of accounting.
The initial purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital and net debt adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post closing contingent consideration is payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. The maximum contingent consideration that is payable in calendar years 2024, 2025, and 2026 is $75.0 million, $75.0 million, and $130.0 million, respectively. If the EBITDA achieved for calendar years 2023 - 2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025.
To estimate the fair value of the contingent consideration on the date of acquisition, we used the Real Options method. The key assumptions used in our valuation were: i) forecast of revenues and EBITDA margins, ii) the volatility associated with the EBITDA, iii) risk-adjusted discount rate applied to forecasted EBITDA, and (iv) the credit-adjusted discount rate related to the payment of the contingent consideration. A simulation of one million scenarios was performed with the assistance of a third-party valuation specialist, resulting in a fair value for the cumulative contingent consideration for calendar years 2023 through 2025 totaling $59.0 million.
Subsequent changes in the estimates of the fair value and the actual payment of the contingent consideration in calendar 2024, 2025, and 2026 will be reflected as adjustments to the related liability and recognized within “Operating Expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Preliminary Acquisition Accounting
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to intangible assets, deferred taxes, and deferred revenue within the measurement period not to exceed one year from the acquisition date. Goodwill arising from the RavenVolt Acquisition is not deductible for tax reporting purposes.
The following table summarizes the preliminary acquisition accounting based on currently available information:

(in millions)
Cash and cash equivalents	$29.0
Trade accounts receivable	16.5
Other assets	3.9
Intangible assets	16.5
Goodwill	207.5
Trade accounts payable	(5.2)
Deferred revenue	(31.6)
Other accrued liabilities	(3.2)
Deferred income tax liability, net	(4.4)
Net assets acquired	$229.0
Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies.

The Consolidated Statements of Comprehensive Income (Loss) for the three and twelve months ended October 31, 2022, include revenues attributable to RavenVolt of $14.7 million, and operating loss of $0.2 million. The operations of RavenVolt are included in our Technical Solutions segment.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. The transaction met the definition of a business combination. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill, which is not deductible for income tax purposes. At October 31, 2022, we recorded preliminary goodwill and intangibles of $41.6 million and $10.4 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $20.3 million and $17.6 million, respectively. The acquisition accounting is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The Consolidated Statements of Comprehensive Income (Loss) for the three and twelve months ended October 31, 2022, include revenues attributable to Momentum of $17.6 million and $40.4 million, respectively, and operating profit of $1.0 million and $2.4 million, respectively.
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
Final Acquisition Accounting
The following table summarizes the preliminary acquisition accounting on the date of acquisition as previously reported at October 31, 2021, and the final acquisition accounting.

(in millions)	Preliminary Acquisition Accounting	Adjustments	Final Acquisition Accounting
Cash and cash equivalents	$31.5	$—	$31.5
Trade accounts receivable(1)	159.3	(1.4)	157.9
Other assets	24.9	(5.7)	19.2
Customer relationships(2)	220.0	—	220.0
Trade names(2)	10.0	—	10.0
Goodwill(3)	554.0	20.2	574.2
Trade accounts payable	(27.0)	(7.6)	(34.6)
Accrued compensation	(38.2)	(2.4)	(40.6)
Insurance claims	(91.6)	13.8	(77.8)
Other liabilities	(41.7)	(17.0)	(58.7)
Deferred income tax liability, net	(59.5)	6.0	(53.5)
Net assets acquired	$741.7	$5.9	$747.6
(1) The gross amount of trade accounts receivable was $160.3 million, of which $2.5 million was deemed uncollectible.
(2) The amortization periods for the acquired intangible assets are 15 years for customer relationships and 2 years for trade names.
(3) Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies. This goodwill is not deductible for income tax purposes.

Financial Information
The Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended October 31, 2021, includes $101.1 million of revenue and $4.4 million of net income attributable to the operations of Able since the acquisition date. The operations of Able are primarily included in our B&I segment.
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
Disposition of Assets
During 2022, we sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.6 million, which is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income (Loss).

4. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further described in Note 2, “Basis of Presentation and Significant Accounting Policies.” Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are B&I, M&D, Education, Aviation, and Technical Solutions, as described in Note 17, “Segment and Geographic Information.”

	Year Ended October 31, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,746.6	$1,242.4	$720.6	$119.8	$—	$4,829.4
Parking(2)	354.3	36.6	0.9	311.7	—	703.6
Facility Services(3)	995.0	166.2	113.2	28.3	—	1,302.7
Building & Energy Solutions(4)	—	—	—	—	626.8	626.8
Airline Services(5)	—	—	—	344.2	—	344.2
Total	$4,095.9	$1,445.2	$834.7	$804.0	$626.8	$7,806.6

	Year Ended October 31, 2021
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,180.2	$1,157.9	$724.1	$116.8	$—	$4,179.0
Parking(2)	296.1	39.8	0.9	257.0	—	593.8
Facility Services(3)	377.5	165.4	105.8	24.9	—	673.6
Building & Energy Solutions(4)	—	—	—	—	529.8	529.8
Airline Services(5)	—	—	—	252.4	—	252.4
Total	$2,853.8	$1,363.1	$830.8	$651.1	$529.8	$6,228.6
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
(4) Building & Energy Solutions arrangements provide custom energy solutions, including microgrid systems installation, electrical, HVAC, lighting, electric vehicle charging station installation, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as Energy Savings and Fixed-Price Repair and Refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands pursuant to franchise contracts.
(5) Airline Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance. These arrangements are often structured as monthly fixed-price, cost-plus, transaction price, and hourly contracts.

Remaining Performance Obligations
At October 31, 2022, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $236.6 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
Contract Balances
The following tables present the balances in our contract assets and contract liabilities:

	As of October 31,
(in millions)	2022	2021
Contract assets
Billed trade receivables(1)	$1,138.8	$1,057.6
Unbilled trade receivables(1)	162.5	112.1
Costs incurred in excess of amounts billed(2)	75.8	52.5
Capitalized commissions(3)	30.9	27.8
(1) Included in trade accounts receivable, net, on the Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the Consolidated Balance Sheets. During the year ended October 31, 2022, we capitalized $17.4 million of new costs and amortized $14.4 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Year Ended October 31, 2022
Contract liabilities(1)
Balance at beginning of year	$58.5
Acquisition additions(2)	31.6
Additional contract liabilities	213.9
Recognition of deferred revenue	(224.4)
Balance at end of year	$79.6
(1) Included in other accrued liabilities on the Consolidated Balance Sheets.
(2) Represents additions associated with the RavenVolt acquisition.
5. LEASES

The components of lease assets and liabilities and their classification on our Consolidated Balance Sheets were as follows:

		As of October 31,
(in millions)	Classification	2022	2021
Lease assets
Operating leases	Right-of-use assets	$115.2	$126.5
Finance leases	Property, plant and equipment, net(1)	10.0	3.7
Total lease assets		$125.2	$130.2

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$30.3	$31.8
Finance leases	Other accrued liabilities	2.8	0.4
Noncurrent liabilities
Operating leases	Long-term lease liabilities	104.5	116.6
Finance leases	Other noncurrent liabilities	6.4	2.0
Total lease liabilities		$144.1	$150.8
(1) Finance lease assets are recorded net of accumulated amortization of $16.9 million and $16.3 million as of October 31, 2022 and October 31, 2021, respectively.
The components of lease costs and classification within the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Years Ended October 31,
(in millions)	2022	2021
Operating lease costs:
Operating expenses(1)(2)	$60.2	$51.9
Selling, general and administrative expenses(3)	25.7	25.3
Finance lease costs:
Operating expenses(4)	1.7	2.5
Interest expense(5)	0.4	0.5
Total lease costs	$88.1	$80.2
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.
The following table presents information on short-term and variable lease costs:

	Years Ended October 31,
(in millions)	2022	2021
Short-term lease costs	$43.3	$34.8
Variable lease costs	6.0	3.7
Total short-term and variable lease costs	$49.3	$38.5
Sublease income generated during the year ended October 31, 2022, was immaterial.

The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheets as of October 31, 2022, are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Fiscal 2023	$35.2	$3.2	$38.4
Fiscal 2024	30.0	2.4	32.4
Fiscal 2025	23.7	2.4	26.1
Fiscal 2026	20.9	1.6	22.5
Fiscal 2027	15.1	—	15.1
Thereafter	26.6	—	26.6
Total lease payments	151.6	9.5	161.1
Less: imputed interest	16.7	0.4	17.1
Present value of lease liabilities	$134.8	$9.2	$144.0
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of October 31, 2022, that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

	Years Ended October 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	5.7	5.7
Finance leases	3.5	1.5
Weighted-average discount rate
Operating leases	4.09%	4.11%
Finance leases	3.82%	4.78%

The following table includes supplemental cash and non-cash information related to operating leases:

	Years Ended October 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35.3	$38.9
Operating cash flows from finance leases	0.4	0.5
Financing cash flows from finance leases	1.9	2.8
Lease assets obtained in exchange for new operating lease liabilities	23.1	20.6
6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2022	2021	2020
Income from continuing operations	$230.4	$126.3	$0.2
Income from discontinued operations, net of taxes	—	—	0.1
Net income	$230.4	$126.3	$0.3

Weighted-average common and common equivalent shares outstanding — Basic	67.1	67.4	66.9
Effect of dilutive securities
RSUs	0.2	0.3	0.1
Stock options	—	—	0.1
Performance shares	0.2	0.2	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	67.5	68.0	67.3

Net income per common share — Basic
Income from continuing operations	$3.44	$1.87	$0.00
Income from discontinued operations	—	—	—
Net income	$3.44	$1.87	$0.00

Net income per common share — Diluted
Income from continuing operations	$3.41	$1.86	$0.00
Income from discontinued operations	—	—	—
Net income	$3.41	$1.86	$0.00
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2022	2021	2020
Anti-dilutive	—	—	0.4

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2022	2021
Cash and cash equivalents(1)	1	$73.0	$62.8
Insurance deposits(2)	1	0.9	0.7
Assets held in funded deferred compensation plan(3)	1	4.1	4.9
Debt facilities (4)	2	1,271.3	888.8
Interest rate swap assets(5)	2	36.9	—
Interest rate swap liabilities(5)	2	—	4.6
Preferred equity investment(6)	3	3.0	—
Contingent Consideration(7)	3	59.0	—
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
(4) Represents gross outstanding borrowings under our syndicated line of credit and term loan. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 11, “Debt,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the London Interbank Offered Rate (“LIBOR”) forward rates at the end of the period. At October 31, 2022 and 2021, our interest rate swap assets and liabilities are included in “Other noncurrent assets” and “Other accrued liabilities,” respectively, on the accompanying Consolidated Balance Sheets. See Note 11, “Debt,” for further information.
(6) We purchased $3.0 million in a preferred equity investment of a privately held company during the first quarter of 2022, which we include in “Other investments” on the accompanying Consolidated Balance Sheet. Our investment does not have a readily determinable fair value; therefore, we account for the investment using the measurement alternative under Topic 321 and measure the investment at initial cost less impairment, if any.
(7) At October 31, 2022, our contingent consideration payable related to RavenVolt acquisition is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At September 1, 2022, we recorded the contingent consideration at fair value of $59.0 million. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to our estimate. These changes in fair value are recognized within “Operating expenses” of the consolidated statements of comprehensive income (loss). There was no change in the fair value of the contingent consideration payable between September 1, 2022 and October 31, 2022.
There were no transfers to or from Level 3 financial assets or liabilities during 2022 and 2021. At October 31, 2021, the Company had no financial assets or liabilities recorded at fair value using Level 3 inputs.
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
8. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	As of October 31,
(in millions)	2022	2021
Machinery and other equipment	$158.7	$148.9
Computer equipment and software	106.8	97.2
Transportation equipment	64.1	57.9
Leasehold improvements	67.0	59.6
Furniture and fixtures	17.3	14.6
Buildings	7.7	7.7
Land	0.7	0.7
	422.2	386.6
Less: Accumulated depreciation(1)	296.9	274.7
Total	$125.4	$111.9
(1) For 2022, 2021, and 2020, depreciation expense was $40.3 million, $45.0 million, and $48.0 million, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

(in millions)	Business & Industry	Manufacturing & Distribution	Education	Aviation	Technical Solutions	Total
Balance at October 31, 2020	$574.0	$407.2	$459.3	$69.5	$161.5	$1,671.4
Acquisition	554.0	—	—	—	—	—
Foreign currency translation	1.8	—	—	0.4	1.2	3.4
Balance at October 31, 2021	$1,129.8	$407.2	$459.3	$69.9	$162.7	$2,228.9
Acquisitions (1)	61.7	—	—	—	207.5	269.2
Reallocation(2)	(95.0)	95.0	—	—	—	—
Foreign currency translation	(8.7)	—	—	(1.1)	(2.7)	(12.6)
Balance at October 31, 2022	$1,087.9	$502.2	$459.3	$68.7	$367.4	$2,485.6
(1) During 2022, goodwill increased primarily as a result of the RavenVolt and Momentum acquisitions. See Note 3, “Acquisitions and Dispositions,” for additional information.
(2) In connection with the reorganization of our T&M segment in Q1 2022 we reallocated $95.0 million of goodwill from our B&I segment to our M&D segment using a relative fair value approach.
We did not record goodwill impairment charges during fiscal years 2022 and 2021.
Other Intangible Assets

	As of October 31,
	2022			2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$801.6	$(442.1)	$359.6	$793.8	$(378.5)	$415.3
Trademarks and trade names(1)	21.4	(15.4)	6.1	19.8	(10.4)	9.5
Contract rights and other(1)	15.3	(2.4)	12.9	0.5	(0.4)	0.1
Total(2)	$838.4	$(459.8)	$378.5	$814.1	$(389.3)	$424.8
(1) Additions reflect the Momentum and RavenVolt acquisitions in 2022. See Note 3, “Acquisitions and Dispositions,” for additional information.
(2) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 11 years.
Estimated Annual Amortization Expense for Each of the Next Five Years

(in millions)	2023	2024	2025	2026	2027
Estimated amortization expense(1)	$75.9	$54.3	$47.3	$41.2	$35.9
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
Insurance Reserve Adjustments
Actuarial Reviews and Updates Performed During 2022
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
During the first and third quarters of 2022, we performed comprehensive actuarial reviews of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the periods of May 1, 2021, through October 31, 2021, and November 1, 2021, through April 30, 2022, respectively (the “Actuarial Reviews”). The Actuarial Reviews were comprehensive in nature and were based on loss development patterns, trend assumptions, and underlying expected loss costs during the periods analyzed.
During the second and fourth quarters of 2022, we performed interim actuarial updates of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the respective periods analyzed (the “Interim Updates”). These Interim Updates were abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Reviews (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Reviews and Interim Updates, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2022 by $36.8 million. In 2021, we decreased our total reserves related to prior year claims by $36.0 million.

Insurance-Related Balances and Activity

	As of October 31,
(in millions)	2022	2021
Insurance claim reserves, excluding medical and dental	$551.0	$574.8
Medical and dental claim reserves	8.1	9.9
Insurance recoverables	71.0	66.5
At October 31, 2022 and 2021, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying Consolidated Balance Sheets.

Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2022	2021	2020
Net balance at beginning of year	$508.3	$434.8	$443.3
Change in case reserves plus IBNR Claims — current year	145.7	117.9	128.5
Change in case reserves plus IBNR Claims — prior years	(36.8)	(36.0)	(30.2)
Claims paid	(129.1)	(99.8)	(106.8)
Acquisition(1)	(8.2)	91.6	0.2
Net balance, October 31(2)	479.9	508.3	434.8
Recoverables	71.0	66.5	70.1
Gross balance, October 31	$551.0	$574.8	$504.9
(1) During 2021, insurance reserves increased as a result of the Able Acquisition. See Note 3, “Acquisitions and Dispositions,” for additional information.
(2) Includes reserves related to discontinued operations of approximately $0.2 million for 2022, $0.3 million for 2021 and $0.5 million for 2020.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2022	2021
Standby letters of credit	$153.7	$157.9
Surety bonds	73.2	83.8
Restricted insurance deposits	0.9	0.7
Total	$227.8	$242.3

11. DEBT

Components of Debt

	As of October 31,
(in millions)	2022	2021
Current portion of long-term debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.1)
Current portion of term loan	$31.5	$31.4
Receivables facility	150.0	—
Current portion of debt	$181.5	$31.4

Long-term debt
Gross term loan	$568.8	$601.3
Unamortized deferred financing costs	(2.4)	(3.5)
Total noncurrent portion of term loan	566.3	597.8
Revolving line of credit(1)(2)	520.0	255.0
Long-term debt	$1,086.3	$852.8
(1) Standby letters of credit amounted to $158.3 million at October 31, 2022.
(2) At October 31, 2022, we had borrowing capacity of $612.9 million.
At October 31, 2022, the weighted average interest rate on our outstanding borrowings was 4.97%.

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
The term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month LIBOR plus a spread based upon our leverage ratio. Euro- and sterling-denominated borrowings under the revolver bear at a rate equal to the EURIBOR and the SONIA reference rates, respectively, plus a spread that is based upon our leverage ratio. The spread ranges from 1.375% to 2.250% for Eurocurrency loans and 0.375% to 1.250% for base rate loans. We also pay a commitment fee, based on our leverage ratio and payable quarterly in arrears, ranging from 0.20% to 0.40% on the average daily unused portion of the line of credit. For purposes of this calculation, irrevocable standby letters of credit, which are issued primarily in conjunction with our insurance programs, and cash borrowings are included as outstanding under the line of credit. On November 1, 2022, we amended our Amended Credit Facility to replace the benchmark rate at which U.S.-dollar-denominated borrowings bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (“Term SOFR”). As a result of these amendments, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero, see Note 18, “Subsequent Events.”
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. We did not make this election for the Able Acquisition. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2022, we were in compliance with these covenants.
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

We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on the Consolidated Balance Sheets, primarily as a result of the requirement to repurchase receivables sold. As of October 31, 2022, there were $150.0 million in borrowings on receivables pledged as collateral under the Receivables Facility.
Long-Term Loan Maturities
During 2022, we made principal payments under the term loan of $32.5 million. As of October 31, 2022, the following principal payments are required under the term loan.

(in millions)	2023	2024	2025	2026	2027
Debt maturities	$32.5	$32.5	$32.5	$1,023.8	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 100.0 million	1.78%	February 9, 2022	June 28, 2026
$ 150.0 million	1.92%	February 25, 2022	June 28, 2026
$ 100.0 million	2.98%	May 4, 2022	June 28, 2026
$ 129.4 million(1)	2.89%	July 7, 2022	June 28, 2026
$ 170.6 million(1)	2.86%	July 18, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026
At October 31, 2022 and 2021, amounts recorded in AOCL for interest rate swaps were a gain of $26.8 million, net of taxes of $10.1 million, and a loss of $0.2 million, net of taxes of $0.3 million, respectively. These amounts included the gain associated with the interest rate swaps we terminated in 2018, which is being amortized to interest expense as interest payments are made over the original term of our Credit Facility. During 2022, we amortized $3.5 million, net of taxes of $1.3 million, of that gain and we amortized $4.7 million, net of taxes of $1.7 million, during 2021. At October 31, 2022, the total amount expected to be reclassified from AOCL to earnings during the next 12 months was $7.3 million, net of a taxes of $2.7 million.
At November 1, 2022, we amended our Amended Credit Facility to replace LIBOR with Term SOFR and transitioned our interest rate swaps to a SOFR-based rate. We also entered into a new interest rate swap agreement with a notional value of $170.0 million, a fixed interest rate of 3.81%, and a maturity date of June 28, 2026, see Note 18, “Subsequent Events.”
12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded.

Information for the Plans

	As of October 31,
(in millions)	2022	2021
Net obligations	$6.0	$7.5
Projected benefit obligations(1)	12.2	15.9
Fair value of assets	6.2	8.4
(1) At October 31, 2022 and 2021, total projected benefit obligations related to unfunded plans were $12.2 million and $8.2 million, respectively.
At October 31, 2022, assets of the Plans were invested 31% in equities and 69% in fixed income. The expected return on assets was $0.4 million in 2022, $0.3 million in 2021, and $0.4 million in 2020. The aggregate net periodic benefit cost for all Plans was $0.1 million, $0.3 million, and $0.2 million for 2022, 2021, and 2020, respectively. Future benefit payments in the aggregate are expected to be $11.2 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2022 and 2021, the total liability of all deferred compensation was $27.5 million and $32.1 million, respectively (including $14.2 million and $18.0 million assumed from the Able Acquisition, respectively), and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2022 and 2021, the fair value of these assets was $4.1 million and $4.9 million, respectively, and these amounts are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. Aggregate expense recognized under these deferred compensation plans was $0.3 million, $0.2 million, and $0.2 million for 2022, 2021, and 2020, respectively.
Defined Contribution Plans
We sponsor four defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2022, 2021, and 2020, we made matching contributions required by the plans of $27.7 million, $21.6 million, and $18.2 million, respectively.

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
Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

($ in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2022	2021	Pending/ Implemented	2022	2021	2020
Building Service 32BJ Pension Fund	13-1879376 / 001	Yellow 6/30/2021	Red 6/30/2020	Implemented	$22.7	$18.8	$16.8	No	12/31/2023 – 8/31/2025
S.E.I.U. National Industry Pension Fund	52-6148540 / 001	Red 12/31/2021	Red 12/31/2020	Implemented	17.6	10.9	11.1	Yes	10/31/2023 –7/31/2025
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2021	Green 12/31/2020	N/A*	4.4	6.6	4.3	N/A*	8/31/2023 – 10/31/2024
SEIU Local 1 & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2021	Green 9/30/2020	N/A*	5.8	3.9	4.3	N/A*	6/30/2024
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2022	Green 1/31/2021	N/A*	12.8	5.3	7.1	N/A*	6/30/2024
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2021	Green 12/31/2020	N/A*	2.2	2.0	2.5	N/A*	11/30/2022
All Other Plans:					8.2	9.3	9.5
Total Contributions					$73.8	$56.8	$55.5
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
(5) Indicates whether our contribution in 2022 included an amount as imposed by a plan in the red zone in addition to the contribution rate specified in the applicable collective bargaining agreement.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500 (as of the plan’s year end)
Apartment Employees Trust Fund	12/31/2021, 12/31/2020, and 12/31/2019
Arizona Sheet Metal Pension Trust Fund*	6/30/2021, 6/30/2020 and 6/30/2019
Building Service 32BJ Pension Fund	6/30/2021, 6/30/2020 and 6/30/2019
Building Service Pension Plan*	4/30/2021, 4/30/2020, and 4/30/219
Contract Cleaners Service Employees’ Pension Plan*	12/31/2021, 12/31/2020, and 12/31/2019
Massachusetts Service Employees Pension Plan*	12/31/2021, 12/31/2020, and 12/31/2019
SEIU Local 1 & Participating Employers Pension Trust	9/30/2021, 9/30/2020, and 9/30/2019
S.E.I.U. National Industry Pension Fund	12/31/2021, 12/31/2020, and 12/31/2019
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2021, 12/31/2020, and 12/31/2019
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund*	12/31/2021, 12/31/2020, and 12/31/2019
Teamsters Local 617 Pension Fund*	2/28/2021, 2/29/2020, and 2/28/2019
Teamsters Local Union No. 727 Pension Plan*	2/28/2021, 2/29/2020, and 2/28/2019
Teamsters Local 210 Pension Fund, Local 210 Annuity Fund	12/31/2021, 12/31/2020, and 12/31/2019
U.S.W.U. Local 74 Welfare Fund	12/31/2021, 12/31/2020, and 12/31/2019
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2022, 2021, and 2020, our contributions to the defined contribution plans were $54.7 million, $21.2 million, and $15.5 million, respectively.
Other Multiemployer Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2022, 2021, and 2020, our contributions to such plans were $426.6 million, $270.8 million, and $264.8 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2022, these letters of credit and surety bonds totaled $158.3 million and $618.6 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2022 and 2021, total guarantees were $230.5 million and $254.3 million, respectively, and these guarantees extend through 2042 and 2041, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At October 31, 2022, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $29.7 million, including probable litigation losses of $19.2 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $3 million, including $1.0 million related to the Able Acquisition as described in Note 3, “Acquisition and Dispositions.” Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
The Consolidated Cases of Bucio and Martinez v. ABM Janitorial Services filed on April 7, 2006, pending in the Superior Court of California, County of San Francisco (the “Bucio case”)
The Bucio case was a class action lawsuit pending in San Francisco Superior Court that alleged we failed to provide legally required meal periods and make additional premium payments for such meal periods, pay split shift premiums when owed, and reimburse janitors for travel expenses. There is also a claim for penalties under the California Labor Code Private Attorneys General Act (“PAGA”).On April 19, 2011, the trial court held a hearing on plaintiffs’ motion to certify the class. At the conclusion of that hearing, the trial court denied plaintiffs’ motion to certify the class. On May 11, 2011, the plaintiffs filed a motion to reconsider, which was denied. The plaintiffs appealed the class certification issues. The trial court stayed the underlying lawsuit pending the decision in the appeal. The Court of Appeal of the State of California, First Appellate District (the “Court of Appeal”), heard oral arguments on November 7, 2017. On December 11, 2017, the Court of Appeal reversed the trial court’s order denying class certification and remanded the matter for certification of a meal period, travel expense reimbursement, and split shift class. The case was remitted to the trial court for further proceedings on class certification, discovery, dispositive motions, and trial.
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
On April 20, 2022, we paid to a third-party settlement administrator $143.8 million for the Bucio settlement, of which $142.9 million was previously recorded within other current liabilities, and recorded $0.9 million of related expense in “Selling, general and administrative expenses” in our Consolidated Statements of Comprehensive Income (Loss) for the year ended October 31, 2022. We recorded $142.9 million of related expense in “Selling, general and administrative expenses” in our Consolidated Statements of Comprehensive Income (Loss) during the year ended October 31, 2021. On April 29, 2022, employees who are a part of the settlement were mailed payments by the third-party settlement administrator based on the number of pay periods they worked. In addition, a payment to California’s Labor Workforce and Development Agency to resolve the PAGA claims was sent on April 29, 2022.

14. PREFERRED AND COMMON STOCK

Preferred Stock
We are authorized to issue 500,000 shares of preferred stock. None of these preferred shares are issued.
Common Stock
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. These purchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity
We repurchased shares under the Share Repurchase Program during 2022, as summarized below. At October 31, 2022, authorization for $47.4 million of repurchases remained under the Share Repurchase Program. Effective December 9, 2022, our Board of Directors expanded the Share Repurchase Program by an additional $150.0 million. There were no share repurchases during 2021.

	Years Ended October 31,
(in millions, except per share amounts)	2022	2021
Total number of shares purchased	2.3	—
Average price paid per share	$42.15	N/A
Total cash paid for share repurchases	$97.5	$—

15. SHARE-BASED COMPENSATION PLANS

We use various share-based compensation plans to provide incentives for our key employees and non-employee members of our Board of Directors. Currently, these incentives primarily consist of RSUs and performance shares.
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
On March 24, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (the “2021 Equity Plan”). The 2021 Equity Plan is an omnibus plan that provides for a variety of equity and equity-based award vehicles, including stock options, stock appreciation rights, RSUs, performance shares, and other share-

based awards. Shares subject to awards that terminate without vesting or exercise are available for future awards under the 2021 Equity Plan. Certain of the awards under the 2021 Equity Plan may qualify as “performance-based” compensation under the IRC.
No further shares are authorized for issuance under the 2006 Equity Plan. There are 3,975,000 total shares of common stock authorized for issuance under the 2021 Equity Plan, and at October 31, 2022, there were 3,133,563 shares of common stock available for grant for future equity-based compensation awards. In addition, there are certain plans under which we can no longer issue awards, such as the 2006 Equity Plan, although awards outstanding under such plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). As amended, there are 4,000,000 total shares of common stock authorized for issuance under the 2004 Employee Stock Purchase Plan. Effective May 1, 2006, the 2004 Employee Stock Purchase Plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2022, there were 436,961 remaining unissued shares under the 2004 Employee Stock Purchase Plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2022	2021	2020
RSUs	$18.5	$17.6	$11.5
Performance shares	12.0	15.8	8.8
Share-based compensation expense before income taxes	30.5	33.5	20.3
Income tax benefit	(8.6)	(9.4)	(5.7)
Share-based compensation expense, net of taxes	$21.9	$24.1	$14.6
RSUs and Dividend Equivalent Rights
We award RSUs to eligible employees and non-employee members of our Board of Directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest. RSUs granted to eligible employees after 2020 generally vest ratably over three years. RSUs granted to eligible employees prior to 2020 generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. RSUs granted to non-employee directors vest on the first anniversary date of the grant date. In general, the receipt of RSUs is subject to the Grantee’s continuing employment or service as a director.
RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.
RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2021	1.0	$36.90
Granted	0.5	41.63
Vested (including 0.2 shares withheld for income taxes)	(0.4)	37.51
Forfeited	(0.1)	40.04
Outstanding at October 31, 2022	1.0	$38.58
At October 31, 2022, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $18.5 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.7 years. In 2022, 2021, and 2020, the weighted-average grant date fair value per share of awards granted was $41.63,

$40.22, and $36.11, respectively. In 2022, 2021, and 2020, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $16.4 million, $16.9 million, and $6.1 million, respectively.
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
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2021	1.0	$38.24
Granted	0.4	43.06
Vested (including 0.2 shares withheld for income taxes)	(0.4)	35.04
Performance adjustments	—	47.75
Forfeited	—	39.64
Outstanding at October 31, 2022	1.0	$41.30
At October 31, 2022, total unrecognized compensation cost related to performance share awards was $17.1 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of three years.
In 2022, 2021, and 2020, the weighted-average grant date fair value per share of awards granted was $43.06, $39.97, and $35.92, respectively. In 2022, 2021, and 2020, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $13.6 million, $9.0 million, and $6.1 million, respectively.
In 2022, 2021, and 2020, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.
Monte Carlo Assumptions

	2022	2021	2020
Expected life(1)	2.81 years	2.81 years	2.81 years
Expected stock price volatility(2)	41.8%	42.9%	28.7%
Risk-free interest rate(3)	1.1%	0.2%	1.5%
Stock price(4)	$42.88	$40.75	$37.99
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
(4) The stock price is the closing price of our common stock on the valuation date.
Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2022	2021	2020
Weighted-average fair value of granted purchase rights per share	$2.19	$2.17	$1.75
Common stock issued	0.1	0.1	0.1
Fair value of common stock issued per share	$41.68	$41.18	$33.18
Aggregate purchases	$3.4	$3.3	$3.5

16. INCOME TAXES

Geographic Sources of Income from Continuing Operations Before Income Taxes

	Years Ended October 31,
(in millions)	2022	2021	2020
United States	$278.5	$152.8	$45.2
Foreign	31.5	27.0	8.1
Income from continuing operations before income taxes	$310.0	$179.8	$53.3
Components of Income Tax (Provision) Benefit

	Years Ended October 31,
(in millions)	2022	2021	2020
Current:
Federal	$3.5	$(66.3)	$(59.3)
State	(6.0)	(27.4)	(28.6)
Foreign	(9.4)	(7.8)	(1.7)
Deferred:
Federal	(46.1)	34.9	23.2
State	(22.1)	13.2	12.5
Foreign	0.5	(0.1)	0.9
Income tax provision	$(79.6)	$(53.5)	$(53.1)

Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Years Ended October 31,
	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	7.7	6.8	(0.6)
Federal and state tax credits	(1.5)	(2.6)	(4.7)
Impact of foreign operations	(0.1)	0.3	1.3
Changes in uncertain tax positions	(2.5)	1.5	(2.0)
Incremental tax benefit from share-based compensation awards	(0.5)	(0.4)	(1.6)
Energy efficiency incentives	(0.3)	(0.7)	(3.8)
Impact from goodwill impairment	—	—	81.7
Nondeductible expenses	1.7	2.9	4.4
Other, net	0.2	1.0	3.9
Effective tax rate	25.7%	29.8%	99.6%
During 2022 and 2021, we had effective tax rates of 25.7% and 29.8%, respectively, resulting in a provision for tax of $79.6 million and $53.5 million, respectively. Our effective tax rate for 2022 was impacted by the following items: a $8.1 million benefit for uncertain tax positions with expiring statutes; a $1.4 million benefit for share-based compensation; and a $1.3 million provision for true-ups. Our effective tax rate for 2021 was also impacted by the following items: a $3.0 million provision for nondeductible transaction costs; a $2.6 million provision for change in tax reserves; a $1.4 million provision for true-ups; and a $1.2 million benefit for energy efficiency incentives.
In response to the pandemic, Congress enacted the CARES Act in March 2020. The CARES Act provides various tax provisions, including payroll tax provisions. Through December 31, 2020, we deferred approximately $132 million of payroll tax. The deferred payroll tax has been remitted in full: $66 million was paid in December 2021 and the remaining $66 million was paid in December 2022. The CARES Act did not have a material impact on our income tax provision.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2022	2021
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$96.1	$92.0
Deferred and other compensation	33.0	34.4
Accounts receivable allowances	5.8	8.2
Settlement liabilities	10.4	44.2
Other accruals	4.8	6.6
Other comprehensive income	—	1.3
State taxes	1.2	0.7
State net operating loss carryforwards	3.2	4.0
Tax credits	3.1	2.9
Unrecognized tax benefits	3.3	3.3
Deferred payroll taxes	18.1	35.1
Operating lease liabilities	31.0	33.5
Gross deferred tax assets	210.0	266.2
Valuation allowance	(1.6)	(2.2)
Total deferred tax assets	208.4	264.0

Deferred tax liabilities attributable to:
Property, plant and equipment	(5.4)	(4.1)
Goodwill and other acquired intangibles	(222.9)	(222.2)
Right-of-use assets	(31.9)	(33.8)
Tax accounting method change	(17.1)	(15.8)
Other comprehensive Income	(9.0)	—
Other	(11.8)	(10.6)
Total deferred tax liabilities	(298.1)	(286.5)

Net deferred tax liabilities	$(89.7)	$(22.5)
Net Operating Loss Carryforwards and Credits
State net operating loss carryforwards totaling $55.6 million at October 31, 2022, are being carried forward in several state jurisdictions where we are permitted to use net operating losses from prior periods to reduce future taxable income. These losses will expire between 2023 and 2042. Federal net operating loss carryforwards were fully utilized during 2021. Federal and state tax credit carryforwards totaling $3.7 million are available to reduce future cash taxes and will expire between 2023 and 2042.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Valuation Allowance

	Years Ended October 31,
(in millions)	2022	2021	2020
Valuation allowance at beginning of year	$2.2	$4.1	$8.4
Other, net	(0.6)	(1.9)	(4.3)
Valuation allowance at end of year	$1.6	$2.2	$4.1

Unrecognized Tax Benefits
At October 31, 2022, 2021, and 2020, there were $22.0 million, $30.4 million, and $35.5 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $1.8 million is reasonably possible over the next 12 months due to lapses of applicable statutes of limitations. At October 31, 2022 and 2021, accrued interest and penalties were $0.7 million and $1.6 million, respectively. For interest and penalties, we recognized a $0.9 million benefit, a $0.1 million expense, and a $0.4 million benefit in 2022, 2021, and 2020, respectively.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$30.4	$35.5	$35.3
Additions for tax positions related to the current year	—	3.7	2.1
Additions for tax positions related to prior years	0.3	0.3	1.6
Reductions for tax positions related to prior years	(1.5)	(5.3)	—
Reductions for lapse of statute of limitations	(7.2)	(2.5)	(3.0)
Settlements	—	(1.3)	(0.5)
Balance at end of year	$22.0	$30.4	$35.5
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. Due to expired statutes and closed audits, our federal income tax returns for years prior to fiscal 2019 are no longer subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal 2019 are no longer subject to examination. We are currently being examined by the tax authorities of California, New York City, Montana, and Massachusetts.

17. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information
Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions, as further described below. The recently acquired Momentum is integrated within our B&I reportable segment, and RavenVolt is positioned within Technical Solutions.

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
Technical Solutions
Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including EV power design, installation and maintenance, as well as microgrid systems installations. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

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

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2022	2021	2020
Revenues
Business & Industry	$4,095.9	$2,853.8	$2,856.4
Manufacturing & Distribution	1,445.2	1,363.1	1,151.4
Education	834.7	830.8	805.1
Aviation	804.0	651.1	670.7
Technical Solutions	626.8	529.8	504.0
Government Services	—	—	—
	$7,806.6	$6,228.6	$5,987.6
Operating profit
Business & Industry	$334.9	$285.9	$229.2
Manufacturing & Distribution	161.8	155.5	108.0
Education(1)	47.1	61.5	(39.9)
Aviation(2)	29.3	32.1	(60.1)
Technical Solutions(3)	63.8	49.4	9.7
Government Services	(0.3)	(0.2)	(0.1)
Corporate(4)	(284.5)	(374.6)	(146.9)
Adjustment for income from unconsolidated affiliates, included in Aviation	(2.4)	(2.1)	(2.2)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.9)	(1.2)	(2.1)
	348.8	206.3	95.7
Income from unconsolidated affiliates	2.4	2.1	2.2
Interest expense	(41.1)	(28.6)	(44.6)
Income from continuing operations before income taxes	$310.0	$179.8	$53.3

Depreciation and amortization
Business & Industry	$47.1	$18.4	$17.3
Manufacturing & Distribution	13.4	13.4	14.1
Education	25.4	30.5	33.7
Aviation	8.2	9.1	10.6
Technical Solutions	7.0	5.9	7.2
Corporate	11.4	12.7	13.5
	$112.4	$89.9	$96.4
(1) Reflects impairment charges totaling $99.3 million on goodwill during the year ended October 31, 2020.
(2) Reflects impairment charges totaling $61.1 million on goodwill and intangible assets during the year ended October 31, 2020.
(3) Reflects impairment charges totaling $12.4 million on goodwill and intangible assets during the year ended October 31, 2020.
(4) Reflects accrued litigation settlement reserve totaling $142.9 million for the Bucio case during the year ended October 31, 2021.
Geographic Information Based on the Country in Which the Sale Originated(1)

	Years Ended October 31,
(in millions)	2022	2021	2020
Revenues
United States	$7,335.3	$5,847.8	$5,625.1
All other countries	471.3	380.8	362.5
	$7,806.6	$6,228.6	$5,987.6
(1) Substantially all of our long-lived assets are related to U.S. operations.

18. SUBSEQUENT EVENTS

Transition to SOFR
At November 1, 2022, we amended our Amended Credit Facility pursuant to the LIBOR Transition Amendment and the Fifth Amendment to replace the benchmark rate at which U.S.-dollar-denominated borrowings bear interest from LIBOR to the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited. As a result of these amendments, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero. In addition, we entered into a new interest rate swap agreement with a notional value of $170.0 million, a fixed interest rate of 3.81%, and a maturity date of June 28, 2026. We also transitioned all our interest rate swaps to a SOFR-based rate. We applied available practical expedients under ASC 848 to account for these modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts as if they were not substantial. These modifications are not expected to have a significant impact on our financial statements.
Share Repurchase Program
In 2019, our Board of Directors authorized a program to repurchase up to $150.0 million of our common stock. Effective December 9, 2022, authorization for $47.4 million of repurchases remained under our Share Repurchase Program, and our Board of Directors expanded the Share Repurchase Program by an additional $150.0 million. Repurchases of our common stock may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The Share Repurchase Program may be suspended or discontinued at any time without prior notice. At December 9, 2022, authorization for $197.4 million of repurchases remained under the Share Repurchase Program.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2022.
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
There were no other changes in our internal control over financial reporting during the fiscal year 2022 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the fourth quarter of fiscal year 2021, the Company discovered that one of its UK subsidiaries had been providing aircraft cleaning services to Iran Air since April 2020. The UK subsidiary terminated its relationship with Iran Air on August 30, 2021. The aggregate amount of payments received by the UK subsidiary in return for its services was approximately GBP 64,000, and the aggregated profits were GBP 6,400.
The Company submitted a preliminary self-disclosure and investigation report of the UK subsidiary’s transactions with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”).
On March 30, 2022, OFAC issued to the Company a cautionary letter indicating that OFAC is not pursuing any civil monetary penalties or other enforcement action against the Company.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of Registrant.” Additional information required by this Item will be set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” and “Audit-Related Matters” in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). Such information is incorporated herein by reference. Our 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2022.
On March 25, 2022, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation required by this Item will be set forth under the captions “Director Compensation for Fiscal Year 2022,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters required by this Item will be set forth under the captions “General Information—Security Ownership of Certain Beneficial Owners,” “General Information—Security Ownership of Directors and Executive Officers,” and “General Information—Equity Compensation Plan Information” in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence required by this Item will be set forth under the captions “General Information—Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services performed by KPMG LLP (PCAOB ID 185) and our principal accounting fees and services required by this Item will be set forth under the caption “Audit-Related Matters” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Additions from Acquisitions	Charges to Costs and Expenses	Write-offs(1)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2022	$32.7	1.4	60.6	(72.1)	$22.6
2021	35.5	1.3	44.3	(48.4)	32.7
2020	22.4	—	96.3	(83.2)	35.5
(1) Write-offs are net of recoveries.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated March 14, 2018, among ABM Industries Incorporated, Goldman Sachs & Co LLC, and UBS Securities LLC	8-K	001-08929	1.1	March 19, 2018
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
2.2	Purchase Agreement, dated August 25, 2021, among Crown Building Maintenance Co., Crown Energy Services, Inc., ABM Industries Incorporated and the sellers and sellers’ representative party thereto	8-K	001-08929	2.1	August 25, 2021
2.3	Agreement and Plan of Merger, dated August 17, 2022, by and among ABM Industries Incorporated, RavenVolt Merger Sub, Inc., RavenVolt, Inc. and Jonathan Hinton, as shareholders’ representative	8-K	001-08929	2.1	August 18, 2022
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.1	March 27, 2020
3.2	Amended and Restated Bylaws of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.2	March 27, 2020
4.1	Description of Registrant’s Securities	10-K	001-08929	4.1	December 17, 2020
10.1	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.2	Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.3	December 22, 2017
10.3	First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 7, 2018

10.4	Second Amendment, dated as of September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.2	September 7, 2018
10.5	Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signatures pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	June 18, 2020
10.6	Fourth Amendment, dated as of June 28, 2021, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 9, 2021
10.7‡
Fifth Amendment, dated as of November 1, 2022, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent

10.8‡
LIBOR Transition Amendment, dated as of November 1, 2022, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent

10.9*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.10*	Director Retirement Plan Distribution Election Form, as revised June 16, 2006	10-Q	001-08929	10.1	September 8, 2006
10.11*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.12*	Form of Director’s Indemnification Agreement	10-K	001-08929	10.9	December 21, 2018
10.13*	2006 Equity Incentive Plan, as amended and restated March 7, 2018	8-K	001-08929	10.1	March 8, 2018
10.14*	ABM Industries Incorporated 2021 Equity and Incentive Compensation Plan	8-K	001-08929	10.1	March 26, 2021

10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.16*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.1	March 5, 2020
10.17*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on July 14, 2020	10-K	001-08929	10.16	December 17, 2020
10.18*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted with a Two-Year Vesting Schedule	10-K	001-08929	10.17	December 17, 2020
10.19*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.1	June 9, 2021
10.20*‡	Statement of Terms and Conditions Applicable to Awards Granted to UK Employees Pursuant to the 2021 Equity and Incentive Compensation Plan
10.21*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after January 1, 2022	10-Q	001-08929	10.1	March 9, 2022
10.22*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.23*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.2	March 5, 2020
10.24*	Statement of Terms and Conditions Applicable to Awards Granted to Non-Employee Directors Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	008-08929	10.2	June 9, 2021
10.25*	Form of Restricted Stock Unit Agreement - 2006 Equity Plan	10-K	001-08929	10.18	December 20, 2019
10.26*	Form of Restricted Stock Unit Agreement for Employees – 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.2	March 9, 2022
10.27*	Form of Performance Share Agreement - 2006 Equity Plan	10-K	001-08929	10.19	December 20, 2019
10.28*	Form of Performance Share Agreement for Employees - 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.3	March 9, 2022

10.29*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.30*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.31*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.32*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.33*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.34*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.28	December 22, 2017
10.35*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.29	December 22, 2017
10.36*	Executive Employment Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.1	March 7, 2018
10.37*	Amendment to Executive Employment Agreement, dated as of November 1, 2017, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.5	June 9, 2021
10.38*	Release Agreement, dated as of May 27, 2021, by and between ABM Industries Incorporated and Scott Giacobbe	10-Q	001-08929	10.8	June 9, 2021
10.39*	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.3	March 7, 2018
10.40*	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.4	March 7, 2018
10.41*	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.1	March 7, 2019
10.42*	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.2	March 7, 2019
10.43*	Executive Employment Agreement, dated as of October 28, 2019, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.35	December 20, 2019
10.44*	Change in Control Agreement, dated as of February 8, 2020, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-Q	001-08929	10.4	June 9, 2021
10.45*	Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.6	June 9, 2021
10.46*	Change in Control Agreement, dated as of November 30, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.7	June 9, 2021
10.47*	Change in Control Agreement, dated as of April 1, 2011, by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.3	June 9, 2021
10.48*	Senior Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.4	March 9, 2022

21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS ‡	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH ‡	Inline XBRL Taxonomy Extension Schema Document
101.CAL‡	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	Inline XBRL Taxonomy Label Linkbase Document
101.PRE ‡	Inline XBRL Presentation Linkbase Document
101.DEF ‡	Inline XBRL Taxonomy Extension Definition Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 21, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 21, 2022

/s/ Earl R. Ellis	/s/ Dean A. Chin
Earl R. Ellis Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)
December 21, 2022	December 21, 2022

/s/ Sudhakar Kesavan	/s/ Quincy L. Allen
Sudhakar Kesavan	Quincy L. Allen, Director
Chairman of the Board and Director	December 21, 2022
December 21, 2022

/s/ LeighAnne G. Baker	/s/ Linda Chavez
LeighAnne G. Baker, Director	Linda Chavez, Director
December 21, 2022	December 21, 2022

/s/ Donald F. Colleran	/s/ James D. DeVries
Donald F. Colleran, Director	James D. DeVries, Director
December 21, 2022	December 21, 2022

/s/ Art A. Garcia	/s/ Thomas M. Gartland
Art A. Garcia, Director	Thomas M. Gartland, Director
December 21, 2022	December 21, 2022

/s/ Jill M. Golder	/s/ Winifred M. Webb
Jill M. Golder, Director	Winifred M. Webb, Director
December 21, 2022	December 21, 2022