Form 10-Q
period 2023-01-31
ABM INDUSTRIES INC /DE/
filed 2023-03-08
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 7, 2023: 66,105,992

6ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

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
•Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
•We may not be able to attract and retain qualified personnel and senior management we need to support our business.
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
•Negative changes in general economic conditions, such as recessionary pressures, durable and non-durable goods pricing, changes in energy prices, or changes in consumer goods pricing, as well as potential declines in our clients’ office spaces, could reduce the demand for facility services and, as a result, reduce our earnings and adversely affect our financial condition.
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
•We are subject to extensive legal and regulatory requirements, which could limit our profitability by increasing the costs of legal and regulatory compliance.
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
•Catastrophic events, disasters, pandemics, and terrorist attacks could disrupt our services.
•Ongoing impacts of the COVID-19 pandemic may adversely affect our liquidity, capital resources, supply chain, operations, and revenue.
•Actions of activist investors could disrupt our business.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2022, and in other reports (including all amendments to those reports) we file from time to time with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2023	October 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$87.9	$73.0
Trade accounts receivable, net of allowances of $23.3 and $22.6 at January 31, 2023 and October 31, 2022, respectively	1,319.3	1,278.7
Costs incurred in excess of amounts billed	87.2	75.8
Prepaid expenses	104.6	82.1
Other current assets	57.4	51.6
Total current assets	1,656.3	1,561.2
Other investments	15.6	14.5
Property, plant and equipment, net of accumulated depreciation of $304.4 and $296.9 at January 31, 2023 and October 31, 2022, respectively	127.8	125.4
Right-of-use assets	113.1	115.2
Other intangible assets, net of accumulated amortization of $479.9 and $459.8 at January 31, 2023 and October 31, 2022, respectively	360.1	378.5
Goodwill	2,491.8	2,485.6
Other noncurrent assets	153.3	188.5
Total assets	$4,918.0	$4,868.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$181.5	$181.5
Trade accounts payable	279.9	315.5
Accrued compensation	199.9	246.6
Accrued taxes — other than income	68.8	124.7
Insurance claims	175.5	171.4
Income taxes payable	6.6	6.6
Current portion of lease liabilities	30.3	30.3
Other accrued liabilities	333.7	276.5
Total current liabilities	1,276.3	1,353.2
Long-term debt, net	1,203.4	1,086.3
Long-term lease liabilities	101.8	104.5
Deferred income tax liability, net	95.8	89.7
Noncurrent insurance claims	396.3	387.7
Other noncurrent liabilities	103.7	126.0
Noncurrent income taxes payable	4.2	4.2
Total liabilities	3,181.5	3,151.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,097,165 and 65,587,894 shares issued and outstanding at January 31, 2023 and October 31, 2022, respectively	0.7	0.7
Additional paid-in capital	670.7	675.5
Accumulated other comprehensive loss, net of taxes	(15.1)	(16.2)
Retained earnings	1,080.3	1,057.2
Total stockholders’ equity	1,736.5	1,717.2
Total liabilities and stockholders’ equity	$4,918.0	$4,868.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2023	2022
Revenues	$1,991.3	$1,936.2
Operating expenses	1,749.8	1,659.6
Selling, general and administrative expenses	150.6	153.1
Amortization of intangible assets	19.5	17.5
Operating profit	71.4	106.0
Income from unconsolidated affiliates	1.1	0.5
Interest expense	(19.8)	(6.2)
Income before income taxes	52.7	100.3
Income tax provision	(14.2)	(24.3)
Net income	38.5	76.0
Other comprehensive income
Interest rate swaps	(13.1)	0.6
Foreign currency translation and other	10.5	(2.4)
Income tax benefit (provision)	3.6	(0.2)
Comprehensive income	$39.6	$74.0
Net income per common share
Basic	$0.58	$1.12
Diluted	$0.58	$1.11
Weighted-average common and common equivalent shares outstanding
Basic	66.3	67.9
Diluted	66.8	68.3
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2023		2022
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	65.6	$0.7	67.3	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.5	—	0.4	—
Repurchase of common stock	—	—	(0.3)	—
Balance, end of period	66.1	0.7	67.4	0.7
Additional Paid-in Capital
Balance, beginning of period		675.5		750.9
Taxes withheld under employee stock purchase and share-based compensation plans, net		(11.7)		(9.0)
Share-based compensation expense		6.9		8.5
Repurchase of common stock		—		(13.3)
Balance, end of period		670.7		737.0
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(16.2)		(22.5)
Other comprehensive income (loss)		1.1		(2.1)
Balance, end of period		(15.1)		(24.6)
Retained Earnings
Balance, beginning of period		1,057.2		880.2
Net income		38.5		76.0
Dividends
Common stock ($0.220 and $0.195 per share)		(14.4)		(13.1)
Stock issued under share-based compensation plans		(1.0)		(1.0)
Balance, end of period		1,080.3		942.1
Total Stockholders’ Equity		$1,736.5		$1,655.2

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$38.5	$76.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30.5	27.7
Deferred income taxes	9.6	9.3
Share-based compensation expense	6.9	8.5
(Recovery of)/Provision for bad debt	(0.9)	0.9
Amortization of accumulated other comprehensive gain on interest rate swaps	—	(1.4)
Discount accretion on insurance claims	0.1	—
Gain on sale of assets	(0.2)	(0.3)
Income from unconsolidated affiliates	(1.1)	(0.5)
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(51.0)	(90.3)
Prepaid expenses and other current assets	(18.7)	(1.1)
Right-of-use assets	2.1	2.3
Other noncurrent assets	23.7	(1.3)
Trade accounts payable and other accrued liabilities	(111.5)	(41.8)
Long-term lease liabilities	(2.7)	(2.1)
Insurance claims	12.5	(17.5)
Income taxes payable	(9.4)	4.7
Other noncurrent liabilities	0.7	(66.5)
Total adjustments	(109.4)	(169.6)
Net cash used in operating activities	(70.9)	(93.6)
Cash flows from investing activities
Additions to property, plant and equipment	(13.8)	(9.6)
Proceeds from sale of assets	1.3	0.2
Investments in equity securities	—	(3.0)
Net cash used in investing activities	(12.5)	(12.4)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(12.7)	(10.0)
Repurchases of common stock	—	(13.3)
Dividends paid	(14.4)	(13.1)
Borrowings from debt	264.5	475.5
Repayment of borrowings from debt	(147.6)	(356.6)
Changes in book cash overdrafts	6.8	5.9
Financing of energy savings performance contracts	0.4	2.6
Repayment of finance lease obligations	(0.8)	(0.6)
Net cash provided by financing activities	96.2	90.3
Effect of exchange rate changes on cash and cash equivalents	2.2	(0.6)
Net increase (decrease) in cash and cash equivalent	14.9	(16.2)
Cash and cash equivalents at beginning of year	73.0	62.8
Cash and cash equivalents at end of period	$87.9	$46.6
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2022. Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue was $72.4 million and $64.9 million in the three months ended January 31, 2023 and 2022, respectively.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848. Effective November 1, 2022, we applied available practical expedients under ASC 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts as if they were not substantial.

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
The initial purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital and net debt adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post closing contingent consideration is payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. The maximum contingent consideration that is payable in calendar years 2024, 2025, and 2026 is $75.0 million, $75.0 million, and $130.0 million, respectively. If the EBITDA achieved for calendar years 2023 — 2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025. The estimate of the fair value of the contingent consideration on the date of acquisition, was $59.0 million.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to intangible assets, deferred taxes, and deferred revenue within the measurement period not to exceed one year from the acquisition date. Goodwill arising from the RavenVolt Acquisition is not deductible for tax reporting purposes. As of January 31, 2023, we recorded preliminary goodwill and intangibles of $207.4 million and $16.7 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $49.3 million and $44.5 million, respectively.
The unaudited Consolidated Statements of Comprehensive Income for the three months ended January 31, 2023, include revenues attributable to RavenVolt of $18.3 million, and operating loss of $2.1 million.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill, which is not deductible for income tax purposes. As of January 31, 2023, we recorded preliminary goodwill and intangibles of $41.6 million and $10.4 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $20.4 million and $17.6 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income for the three months ended January 31, 2023, include revenues attributable to Momentum of $19.2 million, and operating profit of $0.9 million.
Disposition of Assets
On January 31, 2022, the Company sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.7 million during the three months ended January 31, 2022, which is included in “Selling, general and administrative expenses” in the accompanying unaudited Consolidated Statements of Comprehensive Income.

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

	Three Months Ended January 31, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$687.0	$329.3	$187.7	$35.9	$—	$1,239.9
Parking(2)	96.9	10.7	0.3	74.8	—	182.6
Facility Services(3)	252.6	40.5	27.0	8.8	—	328.8
Building & Energy Solutions(4)	—	—	—	—	147.0	147.0
Airline Services(5)	—	—	—	92.8	—	92.8
Total	$1,036.6	$380.5	$214.9	$212.3	$147.0	$1,991.3

	Three Months Ended January 31, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$677.9	$304.2	$178.3	$29.8	$—	$1,190.2
Parking(2)	83.2	10.7	0.3	77.7	—	172.0
Facility Services(3)	268.4	44.1	27.1	6.5	—	346.0
Building & Energy Solutions(4)	—	—	—	—	141.8	141.8
Airline Services(5)		—	—	86.3	—	86.3
Total	$1,029.5	$359.1	$205.7	$200.3	$141.8	$1,936.2
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
(4) Building & Energy Solutions arrangements provide custom energy solutions, including microgrid systems installation, electrical, HVAC, lighting, electric vehicle charging station installation, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as energy savings, fixed-price repair and refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands pursuant to franchise contracts.
(5) Airline Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance. These arrangements are often structured as monthly fixed-price, cost-plus, transaction price, and hourly contracts.

Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended October 31, 2022.
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
Remaining Performance Obligations
At January 31, 2023, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $234.5 million. We expect to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2023	October 31, 2022
Contract assets
Billed trade receivables(1)	$1,175.7	$1,138.8
Unbilled trade receivables(1)	166.9	162.5
Costs incurred in excess of amounts billed(2)	87.2	75.8
Capitalized commissions(3)	31.0	30.9
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the three months ended January 31, 2023, we capitalized $4.0 million of new costs and amortized $3.9 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2023
Contract liabilities(1)
Balance at beginning of period	$79.6
Additional contract liabilities	76.8
Recognition of deferred revenue	(44.0)
Balance at end of period	$112.4
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2023	2022
Net income	$38.5	$76.0

Weighted-average common and common equivalent shares outstanding — Basic	66.3	67.9
Effect of dilutive securities(1)
Restricted stock units	0.2	0.2
Performance shares	0.2	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	66.8	68.3

Net income per common share
Basic	$0.58	$1.12
Diluted	$0.58	$1.11
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2023	2022
Anti-dilutive	0.1	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2023	October 31, 2022
Cash and cash equivalents(1)	1	$87.9	$73.0
Insurance deposits(2)	1	0.9	0.9
Assets held in funded deferred compensation plan(3)	1	4.2	4.1
Debt facilities(4)	2	1,388.1	1,271.3
Interest rate swap assets(5)	2	24.9	36.9
Interest rate swap liabilities(5)	2	1.0	—
Preferred equity investment(6)	3	3.0	3.0
Contingent Consideration(7)	3	59.0	59.0
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. Our interest rate swap assets and liabilities are included in “Other noncurrent assets” and “Other noncurrent liabilities,” respectively, on the accompanying unaudited Consolidated Balance Sheets. See Note 8, “Debt,” for further information.
(6) We purchased $3.0 million in a preferred equity investment of a privately held company during the first quarter of 2022, which we include in “Other investments” on the accompanying unaudited Consolidated Balance Sheet. Our investment does not have a readily determinable fair value; therefore, we account for the investment using the measurement alternative under Topic 321 and measure the investment at initial cost less impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to our estimate. These changes in fair value are recognized within “Operating expenses” of the unaudited Consolidated Statements of Comprehensive Income.
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
Actuarial Review Performed During First Quarter 2023
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
During the first quarter of 2023, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of May 1, 2022, through October 31, 2022 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, it was determined that there was no adjustment required for our total reserves related to prior years during the three months ended January 31, 2023. During the three months ended January 31, 2022, we decreased our total reserves related to prior years by $25.2 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	January 31, 2023	October 31, 2022
Insurance claim reserves, excluding medical and dental	$564.7	$551.1
Medical and dental claim reserves	7.0	8.1
Insurance recoverables	71.0	71.0
At January 31, 2023, and October 31, 2022, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2023	October 31, 2022
Standby letters of credit	$79.0	$153.7
Surety bonds	148.8	73.2
Restricted insurance deposits	0.9	0.9
Total	$228.7	$227.8

8. DEBT

Components of Debt

(in millions)	January 31, 2023	October 31, 2022
Current portion of debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.0)
Current portion of term loan	$31.5	$31.5
Receivables facility	150.0	150.0
Current portion of debt	$181.5	$181.5

Long-term debt
Gross term loan	$560.6	$568.8
Unamortized deferred financing costs	(2.2)	(2.4)
Total noncurrent portion of term loan	558.4	566.3
Revolving line of credit(1)(2)	645.0	520.0
Long-term debt	$1,203.4	$1,086.3
(1) Standby letters of credit amounted to $83.6 million at January 31, 2023.
(2) At January 31, 2023, we had borrowing capacity of $563.3 million.
At January 31, 2023, and October 31, 2022, the weighted average interest rate on all outstanding borrowings, not including letters of credit, was 6.17% and 4.97%, respectively.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2023, we were in compliance with these covenants.

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
On March 1, 2022, we entered into an uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which got extended through March 30, 2023. The Receivables Facility allows the Company to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. Under this arrangement, we make floating rate interest payments equal to the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) plus 1.05%. These interest payments are payable monthly in arrears. The repurchase price of the receivables in the facility is the original face value. Outstanding receivables must be repurchased on a date agreed upon by both the buyer and seller, generally on a monthly basis, and on the termination date of the repurchase facility. This facility is considered a secured borrowing and provides the buyer with customary rights of termination upon the occurrence of certain events of default. We have guaranteed all of the sellers’ obligations under the facility.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on the unaudited Consolidated Balance Sheets, primarily as a result of the requirement to repurchase receivables sold. As of January 31, 2023, there were $150.0 million in borrowings on receivables pledged as collateral under the Receivables Facility.
Long-Term Debt Maturities
During the three months ended January 31, 2023, we made principal payments under the term loan of $8.1 million. As of January 31, 2023, the following principal payments are required under the term loan.

(in millions)	2023	2024	2025	2026	2027
Debt maturities	$24.4	$32.5	$32.5	$1,148.8	$—
Interest Rate Swaps
We utilize interest rate swap agreements to fix the variable interest rates on portions of our debt. The purpose of using these derivatives is to reduce our exposure to the interest rate risk associated with variable borrowings. Under these agreements, we typically pay a fixed interest rate in exchange for a SOFR-based variable interest rate on a given notional amount. All of our interest rate swaps are designated and accounted for as cash flow hedges. Changes in the fair value of these derivatives are reported as a component of other comprehensive income and are reclassified into earnings in the period or periods in which the hedged transaction affects earnings. For information regarding the valuation of our interest rate swaps, see Note 6, “Fair Value of Financial Instruments.”

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$243.1 million (1)	2.83%	July 7, 2022	June 28, 2026
$56.9 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026.

At January 31, 2023, and October 31, 2022, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $16.9 million, net of taxes of $7.0 million, and a loss of $26.8 million, net of taxes of $10.1 million, respectively. At January 31, 2023, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $5.0 million, net of taxes of $2.0 million.

9. COMMON STOCK

Effective December 9, 2022, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. We did not repurchase shares under our share repurchase program during the first quarter of 2023. The repurchases made in the first quarter of 2022 are summarized below. At January 31, 2023, authorization for $197.4 million of repurchases remained under our share repurchase program.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022
Total number of shares purchased	$—	0.3
Average price paid per share	$—	$44.23
Total cash paid for share repurchases	$—	$13.3
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2023, these letters of credit and surety bonds totaled $83.6 million and $678.9 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2023, total guarantees were $239.5 million and extend through 2043. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2023, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $29.8 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
In determining whether to include any particular lawsuit or other proceeding in our disclosure, we consider both quantitative and qualitative factors. These factors include, but are not limited to: the amount of damages and the nature of any other relief sought in the proceeding; if such damages and other relief are specified, our view of the merits of the claims; whether the action is or purports to be a class action, and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; and the potential impact of the proceeding on our reputation.
We are not currently a party to any material legal proceedings, and we are not aware of filings of any pending or contemplated litigation, claims, or assessments. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2023 and 2022, we had effective tax rates of 26.9% and 24.2%, respectively, resulting in provisions for taxes of $14.2 million and $24.3 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to state income taxes and non-deductible compensation.
Our effective tax rate for the three months ended January 31, 2023, benefited by a $1.3 million for share-based compensation. Our effective tax rate for the three months ended January 31, 2022, benefited by a $3.5 million change in tax reserves.
In 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which included various payroll tax provisions. Through December 2020, we deferred approximately $132 million of payroll tax. The deferred payroll tax has been remitted in full: $66 million was paid in December 2021 and the remaining $66 million was paid in December 2022.
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

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses janitorial, facilities engineering, and parking services for commercial real estate properties (including corporate offices for high-tech clients), sports and entertainment venues, and traditional hospitals and non-acute healthcare facilities. B&I also provides vehicle maintenance and other services to rental car providers.

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
Technical Solutions
Technical Solutions specializes in facility infrastructure, mechanical, and electrical services, including power design, installation, and maintenance, as well as microgrid systems installations. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2023	2022
Revenues
Business & Industry	$1,036.6	$1,029.5
Manufacturing & Distribution	380.5	359.1
Education	214.9	205.7
Aviation	212.3	200.3
Technical Solutions	147.0	141.8
	$1,991.3	$1,936.2
Operating profit
Business & Industry	$75.9	$83.3
Manufacturing & Distribution	40.9	40.6
Education	11.8	12.6
Aviation	8.3	8.9
Technical Solutions(1)	7.2	16.9
Government Services	—	(0.1)
Corporate	(71.5)	(55.8)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.1)	(0.5)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	—
	71.4	106.0
Income from unconsolidated affiliates	1.1	0.5
Interest expense	(19.8)	(6.2)
Income before income taxes	$52.7	$100.3
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2022, which has been filed with the SEC. This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
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
Segment Reporting
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

Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including power design, installation and maintenance, as well as microgrid systems installations. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Key Financial Highlights
•Revenues increased by $55.1 million, or 2.8%, to $1,991.3 million during the three months ended January 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 1.9% and organic growth of 0.6%. Acquisition growth was driven by a $37.5 million revenue increase from the Momentum and RavenVolt acquisitions, completed in 2022. Organic growth was primarily driven by expansion of business with existing customers as well as new business within M&D and Education and the recovery in volume of our business in Aviation. The increase in revenues was partially offset by a decrease in work orders for disinfection-related demands (primarily in M&D and B&I).
•We had a decrease in operating profit of $34.6 million, to $71.4 million during the three months ended January 31, 2023, as compared to the prior year period. The decrease was primarily attributed to:
◦increase in direct labor and related expenses due to higher wages and limited labor supply in certain markets (primarily in Aviation and Education);
◦the absence of favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed. Based on the results of the Actuarial Review or the period of May 1, 2022, through October 31, 2022, it was determined that there was no adjustment required for our total reserves related to prior years during the three months ended January 31, 2023; and
◦amortization of intangibles related to the RavenVolt Acquisition of $3.1 million.
This decrease was partially offset by an increase in revenues during the three months ended January 31, 2023, as compared to the prior year period.
•Interest expense increased by $13.6 million, to $19.8 million during the three months ended January 31, 2023, as compared to the prior year period, and was primarily driven by increased indebtedness from 2022 acquisitions, and higher interest rates on our debt borrowings.
•Our effective tax rate on income from operations was 26.9% for the three months ended January 31, 2023, as compared to 24.2% for the three months ended January 31, 2022.
•Net cash used in operating activities was $70.9 million during the three months ended January 31, 2023. Our total operating cash flows were lower, primarily due to the timing of certain working capital requirements.
•Dividends of $14.4 million were paid to shareholders, and dividends totaling $0.220 per common share were declared during the three months ended January 31, 2023.
•At January 31, 2023, total outstanding borrowings under our Amended Credit Facility and Receivables Facility were $1.4 billion. At January 31, 2023, we had up to $563.3 million of borrowing capacity.

Results of Operations

Three Months Ended January 31, 2023 Compared with the Three Months Ended January 31, 2022
Consolidated

	Three Months Ended January 31,
(in millions, except per share amounts)	2023	2022	Increase / (Decrease)
Revenues	$1,991.3	$1,936.2	$55.1	2.8%
Operating expenses	1,749.8	1,659.6	90.2	5.4%
Gross margin	12.1%	14.3%	(216) bps
Selling, general and administrative expenses	150.6	153.1	(2.5)	(1.6)%
Amortization of intangible assets	19.5	17.5	2.0	11.0%
Operating profit	71.4	106.0	(34.6)	(32.6)%
Income from unconsolidated affiliates	1.1	0.5	0.6	NM*
Interest expense	(19.8)	(6.2)	(13.6)	NM*
Income before income taxes	52.7	100.3	(47.6)	(47.5)%
Income tax provision	(14.2)	(24.3)	10.1	41.6%
Net income	38.5	76.0	(37.5)	(49.4)%
Other comprehensive income
Interest rate swaps	(13.1)	0.6	(13.7)	NM*
Foreign currency translation and other	10.5	(2.4)	12.9	NM*
Income tax benefit (provision)	3.6	(0.2)	3.8	NM*
Comprehensive income	$39.6	$74.0	$(34.4)	(46.5)%
*Not meaningful
Revenues
Revenues increased by $55.1 million, or 2.8%, to $1,991.3 million during the three months ended January 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 1.9% and organic growth of 0.9%. Acquisition growth was driven by a $37.5 million revenue increase from the Momentum and RavenVolt acquisitions, completed in 2022. Organic growth was primarily driven by expansion of business with existing customers as well as new business within M&D and Education and the recovery in volume of our business in Aviation. The increase in revenues was partially offset by a decrease in work orders for disinfection-related demands (primarily in M&D and B&I).
Operating Expenses
Operating expenses increased by $90.2 million, or 5.4%, to $1,749.8 million during the three months ended January 31, 2023, as compared to the prior year period. Gross margin decreased by 216 bps to 12.1% in the three months ended January 31, 2023, from 14.3% in the prior year period. The decrease in gross margin was primarily driven by the decrease in cleaning services for disinfection-related demands (primarily in M&D and B&I), which have higher margins, the absence of favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed, and changes in contract mix. In addition, gross margin was negatively impacted by an increase in direct labor and related costs (primarily in Aviation and Education).
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.5 million to $150.6 million during the three months ended January 31, 2023, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $5.8 million decrease in acquisition and integration costs related to Able Acquisition, completed on September 30, 2021;

•a $3.9 million decrease in legal costs and settlements, of which $1.8 million was attributed to a certain legal reserve during the three months ended January 31, 2022;
•a $3.4 million decrease in outside professional costs;
•a $1.9 million decrease in compensation and related expenses primarily due to lower share-based compensation expense; and
•a $1.8 million decrease in bad debt.
This decrease was partially offset by:
•the absence of a $7.7 million gain on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions during the three months ended January 31, 2022; and
•a $5.7 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
Amortization of Intangible Assets
Amortization of intangible assets increased by $2.0 million, or 11.0%, to $19.5 million during the three months ended January 31, 2023, as compared to the prior year period. The increase was primarily due to the amortization of intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $13.6 million, to $19.8 million during the three months ended January 31, 2023, as compared to the prior year period, and was primarily driven by increased indebtedness to fund Momentum and RavenVolt acquisitions made in 2022, and higher interest rates on our debt borrowings.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended January 31, 2023, and January 31, 2022, were 26.9% and 24.2%, respectively, resulting in provisions for taxes of $14.2 million and $24.3 million, respectively.
Our effective tax rate for the three months ended January 31, 2023, benefited by a $1.3 million for share-based compensation. Our effective tax rate for the three months ended January 31, 2022, benefited by a $3.5 million change in tax reserves.
Interest Rate Swaps
We had a loss of $13.1 million on interest rate swaps during the three months ended January 31, 2023, as compared to a gain of $0.6 million during the three months ended January 31, 2022, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $10.5 million during the three months ended January 31, 2023, as compared to a foreign currency translation gain of $2.4 million during the three months ended January 31, 2022. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
(in millions)	2023	2022	Increase / (Decrease)
Revenues
Business & Industry	$1,036.6	$1,029.5	$7.1	0.7%
Manufacturing & Distribution	380.5	359.1	21.4	6.0%
Education	214.9	205.7	9.2	4.5%
Aviation	212.3	200.3	12.0	6.0%
Technical Solutions	147.0	141.8	5.2	3.7%
	$1,991.3	$1,936.2	$55.1	2.8%
Operating profit
Business & Industry	$75.9	$83.3	$(7.4)	(8.8)%
Operating profit margin	7.3%	8.1%	(76) bps
Manufacturing & Distribution	40.9	40.6	0.2	0.6%
Operating profit margin	10.7%	11.3%	(58) bps
Education	11.8	12.6	(0.8)	(6.3)%
Operating profit margin	5.5%	6.1%	(63) bps
Aviation	8.3	8.9	(0.6)	(7.2)%
Operating profit margin	3.9%	4.4%	(55) bps
Technical Solutions	7.2	16.9	(9.7)	(57.3)%
Operating profit margin	4.9%	11.9%	(699) bps
Government Services	—	(0.1)	0.1	NM*
Operating margin	NM*	NM*	NM*
Corporate	(71.5)	(55.8)	(15.7)	(28.2)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.1)	(0.5)	(0.6)	NM*
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	—	(0.1)	NM*
	$71.4	$106.0	$(34.6)	(32.6)%
*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$1,036.6	$1,029.5	$7.1	0.7%
Operating profit	75.9	83.3	(7.4)	(8.8)%
Operating profit margin	7.3%	8.1%	(76) bps
B&I revenues increased by $7.1 million, or 0.7%, to $1,036.6 million during the three months ended January 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 1.9% partially offset by an organic decrease of 1.2%. Acquisition growth was driven by a $19.2 million revenue increase from the Momentum Acquisition, completed in the second quarter of 2022. The organic revenue decrease was primarily driven by the decline in disinfection-related work orders. Management reimbursement revenues for this segment totaled $64.4 million and $52.5 million for the three months ended January 31, 2023, and 2022, respectively.
Operating profit decreased by $7.4 million, or 8.8%, to $75.9 million during the three months ended January 31, 2023, as compared to the prior year period. Operating profit margin decreased by 76 bps to 7.3% in the three months ended January 31, 2023, from 8.1% in the prior year period. The decrease in operating profit margin was primarily driven by the decrease in disinfection-related work orders, which have higher margins, and contract and service mix.

Manufacturing & Distribution
	Three Months Ended January 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$380.5	$359.1	$21.4	6.0%
Operating profit	40.9	40.6	0.2	0.6%
Operating profit margin	10.7%	11.3%	(58) bps
M&D revenues increased by $21.4 million, or 6.0%, to $380.5 million during the three months ended January 31, 2023, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers as well as new business led by customers in life sciences and semiconductor manufacturing industries, partially offset by a decrease in work orders for disinfection-related demands.
Operating profit increased by $0.2 million, or 0.6%, to $40.9 million during the three months ended January 31, 2023, as compared to the prior year period. Operating profit margin decreased by 58 bps to 10.7% in the three months ended January 31, 2023, from 11.3% in the prior year period. The decrease in operating profit margin was primarily attributable to the decrease in disinfection-related work orders, which have higher margins, and contract mix.

Education
	Three Months Ended January 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$214.9	$205.7	$9.2	4.5%
Operating profit	11.8	12.6	(0.8)	(6.3)%
Operating profit margin	5.5%	6.1%	(63) bps
Education revenues increased by $9.2 million, or 4.5%, to $214.9 million during the three months ended January 31, 2023, as compared to the prior year period. The increase was primarily attributable to net new business partially offset by a decrease in work orders for disinfection-related demands.
Operating profit decreased by $0.8 million, or 6.3%, to $11.8 million for the three months ended January 31, 2023, as compared to the prior year period. Operating profit margin decreased by 63 bps to 5.5% in the three months ended January 31, 2023, from 6.1% in the prior year period. The decrease in operating margin was primarily attributable to an increase in start-up supplies to support new business growth and increase in direct labor and related costs. Operating margin was positively impacted by lower amortization of intangible assets.

Aviation
	Three Months Ended January 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$212.3	$200.3	$12.0	6.0%
Operating profit	8.3	8.9	(0.6)	(7.2)%
Operating profit margin	3.9%	4.4%	(55) bps
Aviation revenues increased by $12.0 million, or 6.0%, to $212.3 million during the three months ended January 31, 2023, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international). Management reimbursement revenues for this segment totaled $7.9 million and $12.3 million for the three months ended January 31, 2023 and 2022, respectively.
Operating profit decreased by $0.6 million, or 7.2%, to $8.3 million during the three months ended January 31, 2023, as compared to the prior year period. Operating margin decreased by 55 bps to 3.9% in the three months ended January 31, 2023, from 4.4% in the three months ended January 31, 2022. The decrease was primarily attributable to an increase in direct labor and related costs due to increased wages and headcount as travel continues to recover.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$147.0	$141.8	$5.2	3.7%
Operating profit	7.2	16.9	(9.7)	(57.3)%
Operating profit margin	4.9%	11.9%	(699) bps
Technical Solutions revenues increased by $5.2 million, or 3.7%, to $147.0 million during the three months ended January 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 12.9% offset by an organic decrease of 9.2%. Acquisition growth was driven by an $18.3 million revenue increase from the RavenVolt Acquisition, completed in the fourth quarter of 2022. The organic revenue decrease was primarily driven by the decline in electric vehicle charging station installation sales as well as the sale of a group of customer contracts related to healthcare technology management services in the first quarter of 2022.
Operating profit decreased $9.7 million, or 57.3%, to $7.2 million during the three months ended January 31, 2023, as compared to the prior year period. Operating margin decreased by 699 bps to 4.9% in the three months ended January 31, 2023, from 11.9% in the prior year period. The decrease in operating margin was primarily attributable to the absence of the $7.7 million gain on sale of the group of customer contracts related to healthcare technology management services, unfavorable impact of supply chain equipment delays, and the $3.1 million amortization of intangibles related to RavenVolt.

Corporate
	Three Months Ended January 31,
($ in millions)	2023	2022	Increase
Corporate expenses	$(71.5)	$(55.8)	$(15.7)	(28.2)%
Corporate expenses increased by $15.7 million, or 28.2%, to $71.5 million during the three months ended January 31, 2023, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•the absence of a $25.2 million favorable self-insurance reserve adjustments from actuarial evaluations completed in the three months ended January 31, 2022; and
•a $5.7 million increase in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
This increase was partially offset by:
•a $5.8 million decrease in acquisition and integration costs related to the Able Acquisition, completed on September 30, 2021;
•a $4.5 million decrease in compensation and related expenses primarily due to year-end compensation true-up for certain incentive plans and lower share-based compensation expense;
•a $3.3 million decrease in outside professional costs; and
•a $1.3 million decrease in legal costs and settlements, of which $1.8 million was attributed to a certain legal reserve during the three months ended January 31, 2022.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2023, we were in compliance with these covenants.
On March 1, 2022, we entered into an uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which got extended through March 30, 2023. The Receivables Facility allows the Company to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. Under this arrangement, we make floating rate interest payments equal to the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) plus 1.05%. These interest payments are payable monthly in arrears. The repurchase price of the receivables in the facility is the original face value. Outstanding receivables must be repurchased on a date agreed upon by both the buyer and seller, generally on a monthly basis, and on the termination date of the repurchase facility. This facility is considered a secured borrowing and provides the buyer with customary rights of termination upon the occurrence of certain events of default. We have guaranteed all of the sellers’ obligations under the facility.
During the three months ended January 31, 2023, we made principal payments of $8.1 million under the term loan. At January 31, 2023, the total outstanding borrowings under our Amended Credit Facility and Receivables Facility in the form of cash borrowings and standby letters of credit were $1.4 billion and $83.6 million, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 6.17%. At January 31, 2023, we had up to $563.3 million of borrowing capacity.

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
Share Repurchases
We did not repurchase shares under our share repurchase program during the first quarter of 2023. The repurchases made in the first quarter of 2022 are summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At January 31, 2023, authorization for $197.4 million of repurchases remained under our share repurchase program.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022
Total number of shares purchased	$—	0.3
Average price paid per share	$—	$44.23
Total cash paid for share repurchases	$—	$13.3
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

	Three Months Ended January 31,
(in millions)	2023	2022
Net cash used in operating activities	$(70.9)	$(93.6)
Net cash used in investing activities	(12.5)	(12.4)
Net cash provided by financing activities	96.2	90.3
Operating Activities
Net cash used in operating activities was $70.9 million during the three months ended January 31, 2023, as compared to net cash used by operating activities of $93.6 million during the prior year period. The change was primarily driven by the timing of working capital requirements, including client receivable collections and interest expense and vendor payments.

Investing Activities
Net cash used in investing activities increased by $0.1 million during the three months ended January 31, 2023, as compared to the prior year period. This increase was primarily related to higher purchases in property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $96.2 million during the three months ended January 31, 2023, as compared to net cash provided by financing activities of $90.3 million during the prior year period. The change was primarily related to an increase in net borrowings from our Amended Credit Facility and Receivable Facility.

Contingencies

For disclosures on contingencies, see Note 10, “Commitments and Contingencies,” of the Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2022.
Recently Issued Accounting Pronouncements

Accounting Standard Update(s)	Topic	Summary	Effective Date/ Method of Adoption
2022-04	Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	This Accounting Standard Update (“ASU”), issued in September 2022, is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude.

While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.
This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2022.
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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our enterprise resource planning system. The implementation of several key platforms involves changes in the systems that include internal controls. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2023 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the unaudited Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2022, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Effective December 9, 2022, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended January 31, 2023. At January 31, 2023, authorization for $197.4 million of repurchases remained under the share repurchase program.
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

ABM Industries Incorporated

March 8, 2023	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 8, 2023	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)