Form 10-Q
period 2023-04-30
ABM INDUSTRIES INC /DE/
filed 2023-06-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 6, 2023: 66,146,035

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2023	October 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$71.2	$73.0
Trade accounts receivable, net of allowances of $24.2 and $22.6 at April 30, 2023 and October 31, 2022, respectively	1,345.1	1,278.7
Costs incurred in excess of amounts billed	102.8	75.8
Prepaid expenses	110.8	82.1
Other current assets	63.1	51.6
Total current assets	1,693.0	1,561.2
Other investments	14.4	14.5
Property, plant and equipment, net of accumulated depreciation of $314.3 and $296.9 at April 30, 2023 and October 31, 2022, respectively	126.1	125.4
Right-of-use assets	111.7	115.2
Other intangible assets, net of accumulated amortization of $499.6 and $459.8 at April 30, 2023 and October 31, 2022, respectively	340.8	378.5
Goodwill	2,494.3	2,485.6
Other noncurrent assets	152.5	188.5
Total assets	$4,932.9	$4,868.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.5	$181.5
Trade accounts payable	263.6	315.5
Accrued compensation	207.7	246.6
Accrued taxes — other than income	50.6	124.7
Insurance claims	182.1	171.4
Income taxes payable	6.7	6.6
Current portion of lease liabilities	32.6	30.3
Other accrued liabilities	334.7	276.5
Total current liabilities	1,109.5	1,353.2
Long-term debt, net	1,352.5	1,086.3
Long-term lease liabilities	98.0	104.5
Deferred income tax liability, net	88.8	89.7
Noncurrent insurance claims	402.7	387.7
Other noncurrent liabilities	94.2	126.0
Noncurrent income taxes payable	4.3	4.2
Total liabilities	3,150.1	3,151.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,139,271 and 65,587,894 shares issued and outstanding at April 30, 2023 and October 31, 2022, respectively	0.7	0.7
Additional paid-in capital	679.2	675.5
Accumulated other comprehensive loss, net of taxes	(14.6)	(16.2)
Retained earnings	1,117.5	1,057.2
Total stockholders’ equity	1,782.8	1,717.2
Total liabilities and stockholders’ equity	$4,932.9	$4,868.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues	$1,984.0	$1,897.8	$3,975.3	$3,834.1
Operating expenses	1,715.2	1,648.3	3,465.0	3,307.9
Selling, general and administrative expenses	156.6	156.8	307.2	309.9
Amortization of intangible assets	19.5	17.6	39.0	35.2
Operating profit	92.7	75.0	164.1	181.0
Income from unconsolidated affiliates	0.6	0.6	1.7	1.0
Interest expense	(21.1)	(7.8)	(40.9)	(14.1)
Income before income taxes	72.3	67.8	125.0	168.0
Income tax provision	(20.4)	(19.0)	(34.5)	(43.2)
Net income	51.9	48.8	90.4	124.8
Other comprehensive income
Interest rate swaps	(2.5)	11.3	(15.6)	11.9
Foreign currency translation and other	2.3	(8.9)	12.8	(11.4)
Income tax benefit (provision)	0.7	(3.0)	4.3	(3.2)
Comprehensive income	$52.4	$48.1	$92.0	$122.1
Net income per common share
Basic	$0.78	$0.73	$1.36	$1.85
Diluted	$0.78	$0.72	$1.35	$1.84
Weighted-average common and common equivalent shares outstanding
Basic	66.4	67.2	66.4	67.5
Diluted	66.7	67.5	66.7	67.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2023		2022		2023		2022
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.1	$0.7	67.4	$0.7	65.6	$0.7	67.3	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.6	—	0.5	—
Repurchase of common stock	—	—	(0.7)	—	—	—	(1.0)	—
Balance, end of period	66.1	0.7	66.8	0.7	66.1	0.7	66.8	0.7
Additional Paid-in Capital
Balance, beginning of period		670.7		737.0		675.5		750.9
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		0.8		1.0		(10.9)		(8.1)
Share-based compensation expense		7.7		8.4		14.6		16.8
Repurchase of common stock		—		(30.0)		—		(43.3)
Balance, end of period		679.2		716.4		679.2		716.4
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(15.1)		(24.6)		(16.2)		(22.5)
Other comprehensive income (loss)		0.5		(0.6)		1.6		(2.6)
Balance, end of period		(14.6)		(25.2)		(14.6)		(25.2)
Retained Earnings
Balance, beginning of period		1,080.3		942.1		1,057.2		880.2
Net income		51.9		48.8		90.4		124.8
Dividends
Common stock ($0.220 and $0.195 per share)		(14.5)		(13.0)		(29.0)		(26.2)
Stock issued under share-based compensation plans		(0.2)		(0.2)		(1.1)		(1.1)
Balance, end of period		1,117.5		977.7		1,117.5		977.7
Total Stockholders’ Equity		$1,782.8		$1,669.6		$1,782.8		$1,669.6

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$90.4	$124.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	61.1	55.1
Deferred income taxes	3.3	39.0
Share-based compensation expense	14.6	16.8
Recovery of bad debt	—	(2.9)
Amortization of accumulated other comprehensive gain on interest rate swaps	—	(2.9)
Discount accretion on insurance claims	0.2	—
Loss/(Gain) on sale of assets	0.2	(0.3)
Change in fair value in contingent consideration	(8.4)	—
Income from unconsolidated affiliates	(1.7)	(1.0)
Distributions from unconsolidated affiliates	1.8	—
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(93.5)	(93.7)
Prepaid expenses and other current assets	(35.9)	(7.1)
Right-of-use assets	3.5	11.1
Other noncurrent assets	22.9	(7.3)
Trade accounts payable and other accrued liabilities	(118.1)	(163.3)
Long-term lease liabilities	(6.5)	(10.6)
Insurance claims	25.4	(11.5)
Income taxes payable, net	(4.0)	(17.1)
Other noncurrent liabilities	(0.3)	(66.6)
Total adjustments	(135.4)	(262.3)
Net cash used in operating activities	(45.0)	(137.5)
Cash flows from investing activities
Additions to property, plant and equipment	(23.8)	(19.6)
Proceeds from sale of assets	1.6	3.9
Purchase of businesses, net of cash acquired	—	(56.7)
Investments in equity securities	—	(3.0)
Net cash used in investing activities	(22.2)	(75.5)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(12.0)	(9.2)
Repurchases of common stock	—	(43.3)
Dividends paid	(29.0)	(26.2)
Borrowings from debt	575.5	720.6
Repayment of borrowings from debt	(459.8)	(437.3)
Changes in book cash overdrafts	(11.0)	(9.1)
Financing of energy savings performance contracts	0.5	6.6
Repayment of finance lease obligations	(1.5)	(1.0)
Net cash provided by financing activities	62.8	201.2
Effect of exchange rate changes on cash and cash equivalents	2.6	(2.2)
Net decrease in cash and cash equivalents	(1.8)	(14.0)
Cash and cash equivalents at beginning of year	73.0	62.8
Cash and cash equivalents at end of period	$71.2	$48.9
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and six months ended April 30, 2023, was $73.5 million and $146.0 million, respectively. Management reimbursement revenue for the three and six months ended April 30, 2022, was $66.4 million and $131.3 million, respectively.
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
The initial purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital and net debt adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post closing contingent consideration is payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. The maximum contingent consideration that is payable in calendar years 2024, 2025, and 2026 is $75.0 million, $75.0 million, and $130.0 million, respectively. If the EBITDA achieved for calendar years 2023–2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025. The estimate of the fair value of the contingent consideration on the date of acquisition, was $59.0 million.
At April 30, 2023, the estimate of the fair value of the contingent consideration was $50.6 million. The change in fair value is recognized within “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to intangible assets, and deferred taxes within the measurement period not to exceed one year from the acquisition date. Goodwill is not deductible for income tax purposes. As of April 30, 2023, we recorded preliminary goodwill and intangibles of $207.4 million and $16.7 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $49.3 million and $44.5 million, respectively.
The unaudited Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2023, include revenues attributable to RavenVolt of $29.8 million and $48.1 million, respectively, and operating profit of $1.3 million and operating loss of $0.8 million, respectively.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. As of April 30, 2023, we have completed the acquisition accounting, and recorded goodwill and intangibles of $42.9 million and $10.4 million, respectively. Goodwill is not deductible for income tax purposes. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $20.4 million and $18.9 million, respectively. The one-year measurement period in which the purchase price allocation is subject to adjustments expired on April 7, 2023. There were no material changes made to ABM’s preliminary acquisition accounting.
Disposition of Assets
On January 31, 2022, the Company sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.7 million during the six months ended April 30, 2022, which is included in “Selling, general and administrative expenses” in the accompanying unaudited Consolidated Statements of Comprehensive Income.

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

	Three Months Ended April 30, 2023						Six Months Ended April 30, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$673.5	$325.3	$188.2	$36.2	$—	$1,223.2	$1,360.6	$653.8	$375.9	$72.1	$—	$2,462.4
Parking(2)	100.3	9.9	0.3	91.7	—	202.1	197.1	21.3	0.5	166.5	—	385.5
Facility Services(3)	224.7	38.0	28.2	8.0	—	298.9	477.3	78.5	55.2	16.8	—	627.8
Building & Energy Solutions(4)	—	—	—	—	168.4	168.4	—	—	—	—	315.5	315.5
Airline Services(5)	—	—	—	91.3	—	91.3	—	—	—	184.1	—	184.1
Total	$998.5	$373.2	$216.7	$227.2	$168.4	$1,984.0	$2,035.0	$753.7	$431.6	$439.5	$315.5	$3,975.3

	Three Months Ended April 30, 2022						Six Months Ended April 30, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$676.7	$307.2	$177.9	$26.4	$—	$1,188.2	$1,354.6	$611.3	$356.2	$56.2	$—	$2,378.4
Parking(2)	85.1	8.8	0.3	77.1	—	171.2	168.4	19.5	0.5	154.8	—	343.2
Facility Services(3)	241.8	41.0	26.3	6.8	—	315.8	510.2	85.2	53.3	13.3	—	661.9
Building & Energy Solutions(4)	—	—	—	—	147.0	147.0	—	—	—	—	288.8	288.8
Airline Services(5)	—	—	—	75.5	—	75.5	—	—	—	161.8	—	161.8
Total	$1,003.6	$356.9	$204.4	$185.9	$147.0	$1,897.8	$2,033.1	$716.0	$410.1	$386.1	$288.8	$3,834.1
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
Remaining Performance Obligations
At April 30, 2023, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $263.3 million. We expect to recognize revenue on approximately 76% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
These amounts exclude variable consideration primarily related to: (i) contracts where we have determined that the contract consists of a series of distinct service periods and revenues are based on future performance that cannot be estimated at contract inception; (ii) parking contracts where we and the customer share the gross revenues or operating profit for the location; and (iii) contracts where transaction prices include performance incentives that are based on future performance and therefore cannot be estimated at contract inception. For these contract types we apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2023	October 31, 2022
Contract assets
Billed trade receivables(1)	$1,198.0	$1,138.8
Unbilled trade receivables(1)	171.3	162.5
Costs incurred in excess of amounts billed(2)	102.8	75.8
Capitalized commissions(3)	30.6	30.9
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the six months ended April 30, 2023, we capitalized $7.5 million of new costs and amortized $7.8 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2023
Contract liabilities(1)
Balance at beginning of period	$79.6
Additional contract liabilities	144.7
Recognition of deferred revenue	(106.1)
Balance at end of period	$118.2
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income	$51.9	$48.8	$90.4	$124.8

Weighted-average common and common equivalent shares outstanding — Basic	66.4	67.2	66.4	67.5
Effect of dilutive securities(1)
Restricted stock units	0.1	0.2	0.2	0.2
Performance shares	0.1	0.1	0.2	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.7	67.5	66.7	67.9

Net income per common share
Basic	$0.78	$0.73	$1.36	$1.85
Diluted	$0.78	$0.72	$1.35	$1.84
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Anti-dilutive	0.3	—	0.2	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2023	October 31, 2022
Cash and cash equivalents(1)	1	$71.2	$73.0
Insurance deposits(2)	1	2.3	0.9
Assets held in funded deferred compensation plan(3)	1	4.2	4.1
Debt facilities(4)	2	1,387.0	1,271.3
Interest rate swap assets(5)	2	22.6	36.9
Interest rate swap liabilities(5)	2	1.3	—
Preferred equity investment(6)	3	3.0	3.0
Contingent consideration(7)	3	50.6	59.0
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
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income.
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
Actuarial Review and Interim Update Performed During 2023
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
During the second quarter of 2023, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2022, through January 31, 2023 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Review and Interim Update at April 30, 2023, it was determined that there was no adjustment required for our total reserves related to prior years during the six months ended April 30, 2023. During the six months ended April 30, 2022, we decreased our total reserves related to prior years by $28.7 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	April 30, 2023	October 31, 2022
Insurance claim reserves, excluding medical and dental	$575.5	$551.1
Medical and dental claim reserves	9.3	8.1
Insurance recoverables	71.0	71.0
At April 30, 2023, and October 31, 2022, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2023	October 31, 2022
Standby letters of credit	$54.0	$153.7
Surety bonds and surety-backed letters of credit	174.3	73.2
Restricted insurance deposits	2.3	0.9
Total	$230.7	$227.8

8. DEBT

Components of Debt

(in millions)	April 30, 2023	October 31, 2022
Current portion of debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.0)
Current portion of term loan	$31.5	$31.5
Receivables facility	—	150.0
Current portion of debt	$31.5	$181.5

Long-term debt
Gross term loan	$552.5	$568.8
Unamortized deferred financing costs	(2.0)	(2.4)
Total noncurrent portion of term loan	550.5	566.3
Revolving line of credit(1)(2)	802.0	520.0
Long-term debt	$1,352.5	$1,086.3
(1) Standby letters of credit amounted to $58.6 million at April 30, 2023.
(2) At April 30, 2023, we had borrowing capacity of $432.0 million.
At April 30, 2023, and October 31, 2022, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 6.70% and 4.97%, respectively.
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit (the “revolver”) and an $800.0 million amortizing term loan, both of which matured on September 1, 2022. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018.
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
At November 1, 2022, we amended our Amended Credit Facility pursuant to the LIBOR Transition Amendment and the Fifth Amendment to replace the benchmark rate at which U.S.-dollar-denominated borrowings bear interest from LIBOR to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by CME Group Benchmark Administration Limited. As a result of these amendments, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero.

The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2023, we were in compliance with these covenants.
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
On March 1, 2022, we entered into an uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expired on March 30, 2023. The Receivables Facility allowed the Company to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. Under this arrangement, we made floating rate interest payments equal to the forward-looking term rate based on SOFR plus 1.05%. These interest payments were payable monthly in arrears. The repurchase price of the receivables in the facility was the original face value. Outstanding receivables were repurchased on a date agreed upon by both the buyer and seller, generally on a monthly basis, and on the termination date of the repurchase facility. This facility was considered a secured borrowing and provided the buyer with customary rights of termination upon the occurrence of certain events of default. We guaranteed all of the sellers’ obligations under the facility. We accounted for the sale of receivables under the Receivables Facility as short-term debt and carried the receivables on the unaudited Consolidated Balance Sheets, primarily as a result of the requirement to repurchase receivables sold.
Long-Term Debt Maturities
During the three and six months ended April 30, 2023, we made principal payments under the term loan of $8.1 million and $16.3 million, respectively. As of April 30, 2023, the following principal payments are required under the term loan:

(in millions)	2023	2024	2025	2026	2027
Debt maturities	$16.3	$32.5	$32.5	$1,305.8	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$235.0 million (1)	2.83%	July 7, 2022	June 28, 2026
$65.0 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026.
At April 30, 2023, and October 31, 2022, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $15.1 million, net of taxes of $6.3 million, and a gain of $26.8 million, net of taxes of $10.1 million, respectively. At April 30, 2023, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $4.9 million, net of taxes of $1.9 million.

9. COMMON STOCK

Effective December 9, 2022, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. No shares were repurchased during the three and six months ended April 30, 2023. At April 30, 2023, authorization for $197.4 million of repurchases remained under our share repurchase program.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2023, these letters of credit and surety bonds and surety-backed letters of credit totaled $58.6 million and $755.8 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2023, total guarantees were $238.5 million and extend through 2043. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2023, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $29.0 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $3 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2023, we had effective tax rates of 28.2% and 27.6%, respectively, resulting in provisions for taxes of $20.4 million and $34.5 million, respectively. During the three and six months ended April 30, 2022, we had effective tax rates of 28.0% and 25.7%, respectively, resulting in provisions for taxes of $19.0 million and $43.2 million, respectively. The difference between the effective tax rate and statutory rate is primarily related to state income taxes, non-deductible compensation, and non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
Our effective tax rates for the three months ended April 30, 2023, and April 30, 2022, were not impacted by any significant discrete items.
Our effective tax rate for the six months ended April 30, 2023, was benefited by discrete items, primarily by $1.4 million for share-based compensation. Our effective tax rate for the six months ended April 30, 2022, was benefited by discrete items, primarily by $3.4 million change in tax reserves.
In 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that included various payroll tax provisions. Through December 2020, we deferred approximately $132 million of payroll tax. The deferred payroll tax has been remitted in full: $66 million was paid in December 2021 and the remaining $66 million was paid in December 2022.
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

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Revenues
Business & Industry	$998.5	$1,003.6	$2,035.0	$2,033.1
Manufacturing & Distribution	373.2	356.9	753.7	716.0
Education	216.7	204.4	431.6	410.1
Aviation	227.2	185.9	439.5	386.1
Technical Solutions	168.4	147.0	315.5	288.8
	$1,984.0	$1,897.8	$3,975.3	$3,834.1
Operating profit
Business & Industry	$76.2	$76.7	$152.2	$160.0
Manufacturing & Distribution	40.8	41.9	81.7	82.5
Education	11.8	11.7	23.6	24.3
Aviation	23.6	9.6	31.9	18.5
Technical Solutions(1)	10.2	10.6	17.4	27.4
Government Services	—	(0.3)	—	(0.3)
Corporate	(69.2)	(74.5)	(140.8)	(130.3)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.6)	(0.6)	(1.7)	(1.0)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.2)	(0.1)	(0.2)
	92.7	75.0	164.1	181.0
Income from unconsolidated affiliates	0.6	0.6	1.7	1.0
Interest expense	(21.1)	(7.8)	(40.9)	(14.1)
Income before income taxes	$72.3	$67.8	$125.0	$168.0
(1) Reflects a $7.7 million gain on the sale of assets during the six months ended April 30, 2022.
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred costs. Corporate expenses not allocated to segments include certain CEO and other finance and human resource departmental expenses, certain information technology costs, share-based compensation, certain legal costs and settlements, certain actuarial adjustments to self-insurance reserves, acquisition and integration costs, and changes in fair values of contingent consideration. Management does not review asset information by segment, therefore we do not present assets in this note.

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

Key Financial Highlights
•Revenues increased by $86.2 million, or 4.5%, to $1,984.0 million during the three months ended April 30, 2023, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.3% and acquisition growth of 2.3%. Acquisition growth was driven by a $43.5 million revenue increase from the Momentum and RavenVolt acquisitions, completed in 2022. Organic growth was primarily driven by the expansion of business with existing customers as well as new business within M&D and Education and the recovery in volume of our business in Aviation. In addition, we recognized $12.6 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. The increase in revenues was partially offset by a decrease in work orders for disinfection-related demands (primarily in M&D, B&I, and Education).
•We had an increase in operating profit of $17.7 million, to $92.7 million during the three months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributed to:
◦the revenue recognized for the Aviation parking project during the three months ended April 30, 2023; and
◦the decrease in the fair value of the contingent consideration related to the RavenVolt Acquisition.
The increase was partially offset by:
◦a decrease in disinfection-related work orders, which have higher margins; and
◦amortization of intangibles related to the RavenVolt Acquisition of $3.2 million.
•Interest expense increased by $13.3 million, to $21.1 million during the three months ended April 30, 2023, as compared to the prior year period, and was driven by increased indebtedness to fund the acquisitions made in 2022, and higher interest rates on our debt borrowings.
•Our effective tax rate on income from operations was 28.2% for the three months ended April 30, 2023, as compared to 28.0% for the three months ended April 30, 2022.
•Net cash used in operating activities was $45.0 million during the six months ended April 30, 2023. Our total net cash used in operating cash flows was lower compared to the prior year period, primarily due to the timing of certain working capital requirements, which included a $143.8 million payment for the Bucio case during the three months ended April 30, 2022.
•Dividends of $29.0 million were paid to shareholders, and dividends totaling $0.220 per common share were declared during the six months ended April 30, 2023.
•At April 30, 2023, total outstanding borrowings under our Amended Credit Facility were $1.4 billion. At April 30, 2023, we had up to $432.0 million of borrowing capacity.

Results of Operations

Three Months Ended April 30, 2023, Compared with the Three Months Ended April 30, 2022
Consolidated

	Three Months Ended April 30,
(in millions, except per share amounts)	2023	2022	Increase / (Decrease)
Revenues	$1,984.0	$1,897.8	$86.2	4.5%
Operating expenses	1,715.2	1,648.3	66.9	4.1%
Gross margin	13.6%	13.1%	40 bps
Selling, general and administrative expenses	156.6	156.8	(0.2)	(0.1)%
Amortization of intangible assets	19.5	17.6	1.9	10.7%
Operating profit	92.7	75.0	17.7	23.6%
Income from unconsolidated affiliates	0.6	0.6	—	NM*
Interest expense	(21.1)	(7.8)	(13.3)	NM*
Income before income taxes	72.3	67.8	4.5	6.7%
Income tax provision	(20.4)	(19.0)	(1.4)	(7.3)%
Net income	51.9	48.8	3.1	6.5%
Other comprehensive income
Interest rate swaps	(2.5)	11.3	(13.8)	NM*
Foreign currency translation and other	2.3	(8.9)	11.2	NM*
Income tax benefit (provision)	0.7	(3.0)	3.7	NM*
Comprehensive income	$52.4	$48.1	$4.3	8.8%
*Not meaningful
Revenues
Revenues increased by $86.2 million, or 4.5%, to $1,984.0 million during the three months ended April 30, 2023, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.3% and acquisition growth of 2.3%. Acquisition growth was driven by a $43.5 million revenue increase from the Momentum and RavenVolt acquisitions, completed in 2022. Organic growth was primarily driven by the expansion of business with existing customers as well as new business within M&D and Education and the recovery in volume of our business in Aviation. In addition, we recognized $12.6 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. The increase in revenues was partially offset by a decrease in work orders for disinfection-related demands (primarily in M&D, B&I, and Education).
Operating Expenses
Operating expenses increased by $66.9 million, or 4.1%, to $1,715.2 million during the three months ended April 30, 2023, as compared to the prior year period. Gross margin increased by 40 bps to 13.6% in the three months ended April 30, 2023, from 13.1% in the prior year period. The increase in gross margin was primarily driven by the revenue from an Aviation parking project.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.2 million to $156.6 million during the three months ended April 30, 2023, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $8.4 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition; and

•a $3.7 million decrease in costs relating to certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
This decrease was partially offset by:
•a $3.6 million increase in acquisition and integration costs primarily related to the acquisitions completed in 2022 and 2021;
•a $4.7 million increase in bad debt, of which $2.6 million relates to a favorable adjustment in the prior year; and
•a $3.5 million unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
Amortization of Intangible Assets
Amortization of intangible assets increased by $1.9 million, or 10.7%, to $19.5 million during the three months ended April 30, 2023, as compared to the prior year period. The increase was primarily due to the amortization of intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $13.3 million, to $21.1 million during the three months ended April 30, 2023, as compared to the prior year period, and was driven by increased indebtedness to fund acquisitions made in 2022, and higher interest rates on our debt borrowings.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended April 30, 2023, and April 30, 2022, were 28.2% and 28.0%, respectively, resulting in provisions for taxes of $20.4 million and $19.0 million, respectively.
Our effective tax rates for the three months ended April 30, 2023, and April 30, 2022, were not impacted by any significant discrete items.
Interest Rate Swaps
We had a loss of $2.5 million on interest rate swaps during the three months ended April 30, 2023, as compared to a gain of $11.3 million during the three months ended April 30, 2022, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $2.3 million during the three months ended April 30, 2023, as compared to a foreign currency translation loss of $8.9 million during the three months ended April 30, 2022. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
(in millions)	2023	2022	Increase / (Decrease)
Revenues
Business & Industry	$998.5	$1,003.6	$(5.1)	(0.5)%
Manufacturing & Distribution	373.2	356.9	16.3	4.5%
Education	216.7	204.4	12.3	6.0%
Aviation	227.2	185.9	41.3	22.2%
Technical Solutions	168.4	147.0	21.4	14.6%
	$1,984.0	$1,897.8	$86.2	4.5%
Operating profit
Business & Industry	$76.2	$76.7	$(0.5)	(0.6)%
Operating profit margin	7.6%	7.6%	(1) bps
Manufacturing & Distribution	40.8	41.9	(1.1)	(2.7)%
Operating profit margin	10.9%	11.7%	(81) bps
Education	11.8	11.7	0.1	0.3%
Operating profit margin	5.4%	5.7%	(31) bps
Aviation	23.6	9.6	14.0	NM*
Operating profit margin	10.4%	5.2%	524 bps
Technical Solutions	10.2	10.6	(0.4)	(3.8)%
Operating profit margin	6.0%	7.2%	(116) bps
Government Services	—	(0.3)	0.3	NM*
Operating margin	NM*	NM*	NM*
Corporate	(69.2)	(74.5)	5.3	7.1%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.6)	(0.6)	(0.1)	NM*
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.2)	0.2	NM*
	$92.7	$75.0	$17.7	23.6%
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2023	2022	Decrease
Revenues	$998.5	$1,003.6	$(5.1)	(0.5)%
Operating profit	76.2	76.7	(0.5)	(0.6)%
Operating profit margin	7.6%	7.6%	(1) bps
B&I revenues decreased by $5.1 million, or 0.5%, to $998.5 million during the three months ended April 30, 2023, as compared to the prior year period. Revenue decrease was comprised of an organic decrease of 1.8%, which was partially offset by an acquisition growth of 1.3%. Acquisition growth was driven by a $18.0 million revenue increase from the Momentum Acquisition, completed in the second quarter of 2022. The organic revenue decrease was primarily driven by the decline in work orders, including disinfection-related work orders, and expected attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $65.7 million and $53.9 million for the three months ended April 30, 2023 and 2022, respectively.
Operating profit decreased by $0.5 million, or 0.6%, to $76.2 million during the three months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 1 bps to 7.6% in the three months ended April 30, 2023, from 7.6% in the prior year period. The decrease in operating profit margin was primarily driven by the decrease in work orders, which have higher margins, partially offset by contract and service mix.

Manufacturing & Distribution
	Three Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$373.2	$356.9	$16.3	4.5%
Operating profit	40.8	41.9	(1.1)	(2.7)%
Operating profit margin	10.9%	11.7%	(81) bps
M&D revenues increased by $16.3 million, or 4.5%, to $373.2 million during the three months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers as well as new business led by customers in life sciences and semiconductor manufacturing industries, partially offset by a decrease in work orders for disinfection-related demands.
Operating profit decreased by $1.1 million, or 2.7%, to $40.8 million during the three months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 81 bps to 10.9% in the three months ended April 30, 2023, from 11.7% in the prior year period. The decrease in operating profit margin was primarily attributable to the decrease in disinfection-related work orders, which have higher margins, and contract mix.

Education
	Three Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$216.7	$204.4	$12.3	6.0%
Operating profit	11.8	11.7	0.1	0.3%
Operating profit margin	5.4%	5.7%	(31) bps
Education revenues increased by $12.3 million, or 6.0%, to $216.7 million during the three months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributable to net new business partially offset by a decrease in work orders for disinfection-related demands.
Operating profit increased by $0.1 million, or 0.3%, to $11.8 million for the three months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 31 bps to 5.4% in the three months ended April 30, 2023, from 5.7% in the prior year period. The decrease in operating profit margin was primarily attributable to an increase in start-up supplies to support new business growth and the decrease in disinfection-related work orders, which have higher margins. Operating profit margin was positively impacted by lower amortization of intangible assets.

Aviation
	Three Months Ended April 30,
($ in millions)	2023	2022	Increase
Revenues	$227.2	$185.9	$41.3	22.2%
Operating profit	23.6	9.6	14.0	NM*
Operating profit margin	10.4%	5.2%	524 bps
*Not meaningful
Aviation revenues increased by $41.3 million, or 22.2%, to $227.2 million during the three months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international). In addition, we recognized $12.6 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. Management reimbursement revenues for this segment totaled $7.7 million and $12.5 million for the three months ended April 30, 2023 and 2022, respectively.
Operating profit increased by $14.0 million, to $23.6 million during the three months ended April 30, 2023, as compared to the prior year period. Operating profit margin increased by 524 bps to 10.4% in the three months ended April 30, 2023, from 5.2% in the three months ended April 30, 2022. The increase was primarily attributable to revenue recognized for the Aviation parking project. The increase was partially offset by an absence of the prior year bad debt recovery.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$168.4	$147.0	$21.4	14.6%
Operating profit	10.2	10.6	(0.4)	(3.8)%
Operating profit margin	6.0%	7.2%	(116) bps
Technical Solutions revenues increased by $21.4 million, or 14.6%, to $168.4 million during the three months ended April 30, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 20.3%, which was partially offset by an organic decrease of 5.7%. Acquisition growth was driven by an $29.8 million revenue increase from the RavenVolt Acquisition, which was completed in the fourth quarter of 2022. The organic revenue decrease was primarily driven by the decline in electric vehicle charging station installation sales as well as lower project revenues due to the timing of completions of certain bundled energy solutions projects.
Operating profit decreased $0.4 million, or 3.8%, to $10.2 million during the three months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 116 bps to 6.0% in the three months ended April 30, 2023, from 7.2% in the prior year period. The decrease in operating profit margin was primarily attributable to the contract mix and a $3.2 million amortization of intangibles related to RavenVolt.

Corporate
	Three Months Ended April 30,
($ in millions)	2023	2022	Decrease
Corporate expenses	$(69.2)	$(74.5)	$5.3	7.1%
Corporate expenses decreased by $5.3 million, or 7.1%, to $69.2 million during the three months ended April 30, 2023, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $8.4 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition;
•a $3.7 million decrease in costs relating to certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•a $2.3 million decrease in outside professional costs; and
•a $1.2 million decrease in legal costs and settlements, of which $0.9 million was attributed to the supplemental accrual of a legal reserve for the Bucio case during the three months ended April 30, 2022.
This decrease was partially offset by:
•a $3.6 million increase in acquisition and integration costs primarily related to the acquisitions completed in 2022 and 2021;
•the absence of a $3.5 million favorable self-insurance reserve adjustments from actuarial evaluations completed on our casualty insurance program in the three months ended April 30, 2022; and
•a $3.5 million unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.

Results of Operations

Six Months Ended April 30, 2023, Compared with the Six Months Ended April 30, 2022
Consolidated

	Six Months Ended April 30,
(in millions)	2023	2022	Increase / (Decrease)
Revenues	$3,975.3	$3,834.1	$141.2	3.7%
Operating expenses	3,465.0	3,307.9	157.1	4.7%
Gross margin	12.8%	13.7%	(89) bps
Selling, general and administrative expenses	307.2	309.9	(2.7)	(0.9)%
Amortization of intangible assets	39.0	35.2	3.8	10.9%
Operating profit	164.1	181.0	(16.9)	(9.3)%
Income from unconsolidated affiliates	1.7	1.0	0.7	66.3%
Interest expense	(40.9)	(14.1)	(26.8)	NM*
Income before income taxes	125.0	168.0	(43.0)	(25.6)%
Income tax provision	(34.5)	(43.2)	8.7	20.1%
Net income	90.4	124.8	(34.4)	(27.5)%
Other comprehensive income (loss)
Interest rate swaps	(15.6)	11.9	(27.5)	NM*
Foreign currency translation and other	12.8	(11.4)	24.2	NM*
Income tax benefit (provision)	4.3	(3.2)	7.5	NM*
Comprehensive income	$92.0	$122.1	$(30.1)	(24.7)%
*Not meaningful
Revenues
Revenues increased by $141.2 million, or 3.7%, to $3,975.3 million during the six months ended April 30, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 2.1% and organic growth of 1.6%. Acquisition growth was primarily driven by an $80.2 million revenue increase from the Momentum and RavenVolt acquisitions, which were completed in 2022. Organic growth was primarily driven by the expansion of business with existing customers, as well as new business within M&D and Education and recovery in volume of our business in Aviation. In addition, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. The increase in revenues was partially offset by a decrease in work orders for pandemic-related demands (primarily in M&D, B&I, and Education).
Operating Expenses
Operating expenses increased by $157.1 million, or 4.7%, to $3,465.0 million during the six months ended April 30, 2023, as compared to the prior year period. Gross margin decreased by 89 bps to 12.8% in the six months ended April 30, 2023, from 13.7% in the six months ended April 30, 2022. The decrease in gross margin was primarily driven by the the absence of favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed. Based on the results of the Actuarial Review and Interim Update at April 30, 2023, it was determined that there was no adjustment required for our total reserves related to prior years during the three months ended April 30, 2023. In addition, there was a decrease in cleaning services for pandemic-related demands (primarily in M&D, B&I, and Education), which have higher margins. The decrease was partially offset by the revenue recognized for the Aviation parking project.

Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $2.7 million, or 0.9%, to $307.2 million during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $8.4 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition;
•a $4.4 million decrease in legal costs and settlements, of which $0.9 million was attributed to the supplemental accrual of a legal reserve for the Bucio case during the six months ended April 30, 2022;
•a $3.9 million decrease in outside professional costs; and
•a $2.2 million decrease in acquisition and integration costs primarily related to the acquisitions completed in 2022 and 2021.
This decrease was partially offset by:
•the absence of a $7.7 million gain on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions during the three months ended January 31, 2022;
•a $3.5 million unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans;
•a $2.9 million increase in bad debt, of which $1.4 million relates to a favorable adjustment in the prior year; and
•a $2.1 million increase in costs relating to certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
Amortization of Intangible Assets
Amortization of intangible assets increased by $3.8 million, or 10.9%, to $39.0 million during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. This increase was primarily due to the amortization of intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $26.8 million, to $40.9 million during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. The increase was driven by increased indebtedness to fund acquisitions made in 2022, and higher interest rates on our debt borrowings.
Income Taxes from Operations
Our effective tax rates on income from operations for the six months ended April 30, 2023, and April 30, 2022, were 27.6% and 25.7%, respectively, resulting in provisions for taxes of $34.5 million and $43.2 million, respectively.
Our effective tax rate for the six months ended April 30, 2023, was benefited by discrete items, primarily by $1.4 million for share-based compensation. Our effective tax rate for the six months ended April 30, 2022, was benefited by discrete items, primarily $3.4 million change in tax reserves.
Interest Rate Swaps
We had a loss of $15.6 million during the six months ended April 30, 2023, as compared to a gain of $11.9 million during the six months ended April 30, 2022, primarily due to underlying changes in the fair value of our interest rate swaps.

Foreign Currency Translation
    We had a foreign currency translation gain of $12.8 million during the six months ended April 30, 2023, as compared to a foreign currency translation loss of $11.4 million during the six months ended April 30, 2022. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
(in millions)	2023	2022	Increase / (Decrease)
Revenues
Business & Industry	$2,035.0	$2,033.1	$1.9	0.1%
Manufacturing & Distribution	753.7	716.0	37.7	5.3%
Education	431.6	410.1	21.5	5.2%
Aviation	439.5	386.1	53.4	13.8%
Technical Solutions	315.5	288.8	26.7	9.3%
	$3,975.3	$3,834.1	$141.2	3.7%
Operating profit
Business & Industry	$152.2	$160.0	$(7.8)	(4.9)%
Operating profit margin	7.5%	7.9%	(39) bps
Manufacturing & Distribution	81.7	82.5	(0.8)	(1.0)%
Operating profit margin	10.8%	11.5%	(69) bps
Education	23.6	24.3	(0.7)	(3.1)%
Operating profit margin	5.5%	5.9%	(47) bps
Aviation	31.9	18.5	13.4	72.4%
Operating profit margin	7.3%	4.8%	247 bps
Technical Solutions	17.4	27.4	(10.0)	(36.7)%
Operating profit margin	5.5%	9.5%	(399) bps
Government Services	—	(0.3)	0.3	NM*
Operating margin	NM*	NM*	1 bps
Corporate	(140.8)	(130.3)	(10.4)	(8.0)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.7)	(1.0)	(0.7)	(66.3)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	(0.2)	—	16.5%
	$164.1	$181.0	$(16.9)	(9.3)%
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$2,035.0	$2,033.1	$1.9	0.1%
Operating profit	152.2	160.0	(7.8)	(4.9)%
Operating profit margin	7.5%	7.9%	(39) bps
B&I revenues increased by $1.9 million, or 0.1%, to $2,035.0 million during the six months ended April 30, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 1.6% and organic decrease of 1.5%. Acquisition growth was primarily driven by a $32.1 million revenue increase from the Momentum Acquisition, which was completed in the second quarter of 2022. The organic revenue decrease was primarily driven by the decline in work orders, including disinfection-related work orders. Management reimbursement revenues for this segment totaled $130.1 million and $106.4 million for the six months ended April 30, 2023 and 2022, respectively.
Operating profit decreased by $7.8 million, or 4.9%, to $152.2 million during the six months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 39 bps to 7.5% in the six months ended April 30, 2023, from 7.9% in the six months ended April 30, 2022. The decrease in operating profit margin was primarily driven by the decrease in work orders, which have higher margins, and contract and service mix.

Manufacturing & Distribution
	Six Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$753.7	$716.0	$37.7	5.3%
Operating profit	81.7	82.5	(0.8)	(1.0)%
Operating profit margin	10.8%	11.5%	(69) bps
M&D revenues increased by $37.7 million, or 5.3%, to $753.7 million during the six months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers as well as new business led by customers in life sciences and semiconductor manufacturing industries, partially offset by a decrease in work orders for disinfection-related demands.
Operating profit decreased by $0.8 million, or 1.0%, to $81.7 million during the six months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 69 bps to 10.8% in the six months ended April 30, 2023, from 11.5% in the six months ended April 30, 2022. The decrease in operating profit margin was primarily attributable to the decrease in disinfection-related work orders, which have higher margins, and contract mix.

Education
	Six Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$431.6	$410.1	$21.5	5.2%
Operating profit	23.6	24.3	(0.7)	(3.1)%
Operating profit margin	5.5%	5.9%	(47) bps
Education revenues increased by $21.5 million, or 5.2%, to $431.6 million during the six months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributable to net new business partially offset by a decrease in work orders for disinfection-related demands.
Operating profit decreased by $0.7 million, or 3.1%, during the six months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 47 bps to 5.5% in the six months ended April 30, 2023, from 5.9% in the six months ended April 30, 2022. The decrease in operating profit margin was primarily attributable to an increase in start-up supplies to support new business growth and the decrease in disinfection-related work orders, which have higher margins. Operating profit margin was positively impacted by lower amortization of intangible assets.

Aviation
	Six Months Ended April 30,
($ in millions)	2023	2022	Increase
Revenues	$439.5	$386.1	$53.4	13.8%
Operating profit	31.9	18.5	13.4	72.4%
Operating profit margin	7.3%	4.8%	247 bps
Aviation revenues increased by $53.4 million, or 13.8%, to $439.5 million during the six months ended April 30, 2023, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international) and new parking-related services. In addition, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. Management reimbursement revenues for this segment totaled $15.6 million and $24.8 million for the six months ended April 30, 2023 and 2022, respectively.
Operating profit increased by $13.4 million, or 72.4%, to $31.9 million during the six months ended April 30, 2023, as compared to the prior year period. Operating profit margin increased by 247 bps to 7.3% in the six months ended April 30, 2023, from 4.8% in the six months ended April 30, 2022. The increase was primarily attributable to revenue recognized for the Aviation parking project. Operating profit margin was negatively impacted by an increase in direct labor and related costs due to increased headcounts as travel continues to recover.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$315.5	$288.8	$26.7	9.3%
Operating profit	17.4	27.4	(10.0)	(36.7)%
Operating profit margin	5.5%	9.5%	(399) bps
Technical Solutions revenues increased by $26.7 million, or 9.3%, to $315.5 million during the six months ended April 30, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 16.7%, which was partially offset by an organic decrease of 7.4%. Acquisition growth was driven by $48.1 million revenue increase from the RavenVolt Acquisition, which was completed in the fourth quarter of 2022. The organic revenue decrease was primarily driven by the decline in electric vehicle charging station installation sales, the sale of a group of customer contracts related to healthcare technology management services in the first quarter of 2022, as well as lower project revenues due to the timing of completions of certain bundled energy solutions projects.
Operating profit decreased by $10.0 million, or 36.7%, to $17.4 million during the six months ended April 30, 2023, as compared to the prior year period. Operating profit margin decreased by 399 bps to 5.5% in the six months ended April 30, 2023, from 9.5% in the six months ended April 30, 2022. The decrease in operating profit margin was primarily attributable to the $7.7 million gain recognized on the sale of a group of customer contracts in the first quarter of 2022 and a $6.3 million amortization of intangibles related to RavenVolt.

Corporate
	Six Months Ended April 30,
($ in millions)	2023	2022	Increase
Corporate expenses	$(140.8)	$(130.3)	$(10.4)	(8.0)%
    Corporate expenses increased by $10.4 million, or 8.0%, to $140.8 million during the six months ended April 30, 2023, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•the absence of a $28.7 million favorable self-insurance reserve adjustments from actuarial evaluations completed on our casualty insurance program in the six months ended April 30, 2022;
•a $3.5 million unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans; and
•a $2.1 million increase in costs relating to certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
This increase was partially offset by:
•a $8.4 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition;
•a $4.7 million decrease in compensation and related expenses primarily due to year-end compensation true-up for certain incentive plans and lower share-based compensation expense;
•a $4.2 million decrease in outside professional costs;
•a $3.2 million decrease in legal costs and outside settlements, of which $0.9 million was attributed to the supplemental accrual of a legal reserve for the Bucio case during the six months ended April 30, 2022; and
•a $2.2 million decrease in acquisition and integration costs primarily related to the acquisitions completed in 2022 and 2021.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2023, we were in compliance with these covenants.
On March 1, 2022, we entered into an uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expired on March 30, 2023. The Receivables Facility allowed the Company to sell a portfolio of available and eligible outstanding U.S. trade accounts receivable to a participating institution and simultaneously agree to repurchase them generally on a monthly basis. Under this arrangement, we made floating rate interest payments equal to the forward-looking term rate based on SOFR plus 1.05%. These interest payments were payable monthly in arrears. The repurchase price of the receivables in the facility was the original face value. Outstanding receivables were repurchased on a date agreed upon by both the buyer and seller, generally on a monthly basis, and on the termination date of the repurchase facility. This facility was considered a secured borrowing and provided the buyer with customary rights of termination upon the occurrence of certain events of default. We guaranteed all of the sellers’ obligations under the facility.

During the three and six months ended April 30, 2023, we made principal payments of $8.1 million and $16.3 million, respectively, under the term loan. At April 30, 2023, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.4 billion and $58.6 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 6.70%. At April 30, 2023, we had up to $432.0 million of borrowing capacity.
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
Share Repurchases
We did not repurchase shares under our share repurchase program during the three and six months ended April 30, 2023. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At April 30, 2023, authorization for $197.4 million of repurchases remained under our share repurchase program.
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

	Six Months Ended April 30,
(in millions)	2023	2022
Net cash used in operating activities	$(45.0)	$(137.5)
Net cash used in investing activities	(22.2)	(75.5)
Net cash provided by financing activities	62.8	201.2
Operating Activities
Net cash used in operating activities was $45.0 million during the six months ended April 30, 2023, as compared to net cash used by operating activities of $137.5 million during the prior year period. The change was primarily driven by the timing of working capital requirements, which included a $143.8 million payment for the Bucio case during the three months ended April 30, 2022.

Investing Activities
Net cash used in investing activities decreased by $53.3 million during the six months ended April 30, 2023, as compared to the prior year period. This decrease was primarily related to the Momentum Acquisition in prior year.
Financing Activities
Net cash provided by financing activities was $62.8 million during the six months ended April 30, 2023, as compared to net cash provided by financing activities of $201.2 million during the prior year period. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility and Receivables Facility.

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
There were no other changes in our internal control over financial reporting during the second quarter of 2023 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Effective December 9, 2022, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. During the three and six months ended April 30, 2023, there were no share repurchases. At April 30, 2023, authorization for $197.4 million of repurchases remained under the share repurchase program.
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

ABM Industries Incorporated

June 7, 2023	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 7, 2023	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)