Form 10-Q
period 2023-07-31
ABM INDUSTRIES INC /DE/
filed 2023-09-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 6, 2023: 65,532,154

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2023	October 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$97.7	$73.0
Trade accounts receivable, net of allowances of $23.0 and $22.6 at July 31, 2023 and October 31, 2022, respectively	1,331.8	1,278.7
Costs incurred in excess of amounts billed	147.2	75.8
Prepaid expenses	87.2	82.1
Other current assets	65.4	51.6
Total current assets	1,729.2	1,561.2
Other investments	27.9	14.5
Property, plant and equipment, net of accumulated depreciation of $323.6 and $296.9 at July 31, 2023 and October 31, 2022, respectively	126.1	125.4
Right-of-use assets	107.2	115.2
Other intangible assets, net of accumulated amortization of $519.1 and $459.8 at July 31, 2023 and October 31, 2022, respectively	321.5	378.5
Goodwill	2,495.6	2,485.6
Other noncurrent assets	162.3	188.5
Total assets	$4,970.0	$4,868.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.5	$181.5
Trade accounts payable	304.4	315.5
Accrued compensation	212.7	246.6
Accrued taxes — other than income	49.6	124.7
Insurance claims	177.7	171.4
Income taxes payable	7.3	6.6
Current portion of lease liabilities	31.7	30.3
Other accrued liabilities	361.6	276.5
Total current liabilities	1,176.5	1,353.2
Long-term debt, net	1,292.7	1,086.3
Long-term lease liabilities	93.7	104.5
Deferred income tax liability, net	87.0	89.7
Noncurrent insurance claims	400.4	387.7
Other noncurrent liabilities	55.1	126.0
Noncurrent income taxes payable	4.3	4.2
Total liabilities	3,109.8	3,151.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 65,519,986 and 65,587,894 shares issued and outstanding at July 31, 2023 and October 31, 2022, respectively	0.7	0.7
Additional paid-in capital	660.7	675.5
Accumulated other comprehensive loss, net of taxes	(2.2)	(16.2)
Retained earnings	1,201.0	1,057.2
Total stockholders’ equity	1,860.1	1,717.2
Total liabilities and stockholders’ equity	$4,970.0	$4,868.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues	$2,028.2	$1,961.4	$6,003.5	$5,795.5
Operating expenses	1,765.8	1,696.4	5,230.7	5,004.4
Selling, general and administrative expenses	104.3	158.6	411.5	468.5
Amortization of intangible assets	19.2	17.7	58.2	52.9
Operating profit	138.9	88.7	303.1	269.7
Income from unconsolidated affiliates	1.2	0.8	3.0	1.8
Interest expense	(20.9)	(11.1)	(61.8)	(25.2)
Income before income taxes	119.3	78.3	244.2	246.3
Income tax provision	(21.2)	(21.5)	(55.7)	(64.8)
Net income	98.1	56.8	188.5	181.6
Other comprehensive income
Interest rate swaps	12.8	(5.7)	(2.7)	6.2
Foreign currency translation and other	3.1	(3.7)	15.9	(15.1)
Income tax (provision) benefit	(3.6)	1.5	0.7	(1.7)
Comprehensive income	$110.4	$48.9	$202.4	$171.1
Net income per common share
Basic	$1.48	$0.85	$2.84	$2.70
Diluted	$1.47	$0.85	$2.83	$2.68
Weighted-average common and common equivalent shares outstanding
Basic	66.3	66.8	66.3	67.3
Diluted	66.6	67.2	66.7	67.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2023		2022		2023		2022
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	66.1	$0.7	66.8	$0.7	65.6	$0.7	67.3	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	0.1	—	0.6	—	0.6	—
Repurchase of common stock	(0.6)	—	(0.7)	—	(0.6)	—	(1.7)	—
Balance, end of period	65.5	0.7	66.1	0.7	65.5	0.7	66.1	0.7
Additional Paid-in Capital
Balance, beginning of period		679.2		716.4		675.5		750.9
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		0.9		(1.3)		(10.0)		(9.4)
Share-based compensation expense		7.6		7.5		22.2		24.4
Repurchase of common stock		(27.1)		(31.2)		(27.1)		(74.5)
Balance, end of period		660.7		691.4		660.7		691.4
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(14.6)		(25.2)		(16.2)		(22.5)
Other comprehensive income (loss)		12.4		(8.1)		14.1		(10.7)
Balance, end of period		(2.2)		(33.3)		(2.2)		(33.3)
Retained Earnings
Balance, beginning of period		1,117.5		977.7		1,057.2		880.2
Net income		98.1		56.8		188.5		181.6
Dividends
Common stock ($0.220 and $0.195 per share)		(14.5)		(12.9)		(43.5)		(39.0)
Stock issued under share-based compensation plans		(0.2)		(0.2)		(1.3)		(1.3)
Balance, end of period		1,201.0		1,021.4		1,201.0		1,021.4
Total Stockholders’ Equity		$1,860.1		$1,680.3		$1,860.1		$1,680.3

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$188.5	$181.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91.3	82.4
Deferred income taxes	(2.0)	39.7
Share-based compensation expense	22.2	24.4
Provision for/(Recovery of) bad debt	0.6	(2.0)
Amortization of accumulated other comprehensive gain on interest rate swaps	—	(4.3)
Discount accretion on insurance claims	0.3	—
Loss/(Gain) on sale of assets	0.1	(0.8)
Change in fair value of contingent consideration	(45.6)	—
Income from unconsolidated affiliates	(3.0)	(1.8)
Distributions from unconsolidated affiliates	1.9	1.8
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(125.1)	(129.4)
Prepaid expenses and other current assets	(22.3)	(8.0)
Right-of-use assets	8.0	10.0
Other noncurrent assets	25.0	(6.6)
Trade accounts payable and other accrued liabilities	(45.9)	(178.0)
Long-term lease liabilities	(10.8)	(10.1)
Insurance claims	18.7	(18.8)
Income taxes payable, net	4.4	(10.3)
Other noncurrent liabilities	(2.2)	(66.5)
Total adjustments	(84.4)	(278.3)
Net cash provided by (used in) operating activities	104.1	(96.7)
Cash flows from investing activities
Additions to property, plant and equipment	(34.6)	(37.7)
Proceeds from sale of assets	2.0	4.1
Purchase of businesses, net of cash acquired	—	(56.7)
Investments in equity securities	(12.4)	(3.0)
Net cash used in investing activities	(45.0)	(93.3)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(11.3)	(10.7)
Repurchases of common stock	(27.1)	(74.5)
Dividends paid	(43.5)	(39.0)
Borrowings from debt	794.0	990.1
Repayment of borrowings from debt	(738.4)	(684.5)
Changes in book cash overdrafts	(10.5)	5.4
Financing of energy savings performance contracts	0.5	8.7
Repayment of finance lease obligations	(2.2)	(1.2)
Net cash (used in) provided by financing activities	(38.4)	194.2
Effect of exchange rate changes on cash and cash equivalents	3.9	(3.2)
Net increase in cash and cash equivalents	24.7	1.0
Cash and cash equivalents at beginning of year	73.0	62.8
Cash and cash equivalents at end of period	$97.7	$63.9
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
Employee Retention Tax Credit
In 2020, the U.S. government enacted the Coronavirus Aid, Relief and Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”). ERC is a refundable tax credit for employers who kept employees on their payroll during the COVID-19 pandemic.
During the three and nine months ended July 31, 2023, we received and recorded an employee retention credit totaling $22.4 million, within the “Selling, general and administrative expenses” on the unaudited Consolidated Statements of Comprehensive Income.
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and nine months ended

July 31, 2023, was $77.9 million and $223.8 million, respectively. Management reimbursement revenue for the three and nine months ended July 31, 2022, was $72.8 million and $204.1 million, respectively.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients to assist with the discontinuance of London Interbank Offered Rate (“LIBOR”). The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848. Effective November 1, 2022, we applied available practical expedients under Topic 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts as if they were not substantial.

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
At July 31, 2023, the estimate of the fair value of the contingent consideration was $13.4 million. The change in fair value of $45.6 million is recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to intangible assets, and deferred taxes within the measurement period not to exceed one year from the acquisition date. Goodwill is not deductible for income tax purposes. As of July 31, 2023, we recorded preliminary goodwill and intangibles of $207.4 million and $16.7 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $49.3 million and $44.5 million, respectively.
The unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2023, include revenues attributable to RavenVolt of $18.2 million and $66.3 million, respectively, and operating loss of $2.3 million and $3.1 million, respectively.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. As of April 7, 2023, we have completed the acquisition accounting, and recorded goodwill and intangibles of $42.9 million and $10.4 million, respectively. Goodwill is not deductible for income tax purposes. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $20.4 million and $18.9 million, respectively. There were no material changes made to ABM’s preliminary acquisition accounting.
Disposition of Assets
On January 31, 2022, the Company sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.6 million during the nine months ended July 31, 2022, which is included in the “Selling, general and administrative expenses” in the accompanying unaudited Consolidated Statements of Comprehensive Income.

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

	Three Months Ended July 31, 2023						Nine Months Ended July 31, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$687.5	$334.8	$218.6	$36.9	$—	$1,277.8	$2,047.8	$988.6	$594.5	$109.0	$—	$3,740.0
Parking(2)	106.1	9.9	0.2	80.6	—	196.9	303.3	31.3	0.7	247.1	—	582.3
Facility Services(3)	227.7	37.2	0.3	7.4	—	272.6	705.3	115.7	55.5	24.2	—	900.6
Building & Energy Solutions(4)	—	—	—	—	167.9	167.9	—	—	—	—	483.4	483.4
Airline Services(5)	—	—	—	113.0	—	113.0	—	—	—	297.2	—	297.2
Total	$1,021.4	$381.9	$219.1	$238.0	$167.9	$2,028.2	$3,056.4	$1,135.5	$650.7	$677.5	$483.4	$6,003.5

	Three Months Ended July 31, 2022						Nine Months Ended July 31, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$696.2	$311.0	$178.4	$27.5	$—	$1,213.1	$2,050.7	$922.3	$534.7	$83.8	$—	$3,591.5
Parking(2)	91.1	8.4	0.1	82.4	—	182.0	259.5	27.9	0.6	237.2	—	525.2
Facility Services(3)	246.6	38.7	29.0	7.0	—	321.3	756.7	123.9	82.3	20.3	—	983.2
Building & Energy Solutions(4)	—	—	—	—	158.4	158.4	—	—	—	—	447.2	447.2
Airline Services(5)	—	—	—	86.6	—	86.6	—	—	—	248.4	—	248.4
Total	$1,033.8	$358.1	$207.5	$203.5	$158.4	$1,961.4	$3,067.0	$1,074.1	$617.6	$589.7	$447.2	$5,795.5
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
Remaining Performance Obligations
At July 31, 2023, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $283.4 million. We expect to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
These amounts exclude variable consideration primarily related to: (i) contracts where we have determined that the contract consists of a series of distinct service periods and revenues are based on future performance that cannot be estimated at contract inception; (ii) parking contracts where we and the customer share the gross revenues or operating profit for the location; and (iii) contracts where transaction prices include performance incentives that are based on future performance and therefore cannot be estimated at contract inception. For these contract types, we apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2023	October 31, 2022
Contract assets
Billed trade receivables(1)	$1,164.5	$1,138.8
Unbilled trade receivables(1)	190.3	162.5
Costs incurred in excess of amounts billed(2)	147.2	75.8
Capitalized commissions(3)	30.0	30.9
(1) Included in trade accounts receivable, net, on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in other current assets and other noncurrent assets on the unaudited Consolidated Balance Sheets. During the nine months ended July 31, 2023, we capitalized $10.3 million of new costs and amortized $11.2 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2023
Contract liabilities(1)
Balance at beginning of period	$79.6
Additional contract liabilities	265.7
Recognition of deferred revenue	(207.6)
Balance at end of period	$137.7
(1) Included in other accrued liabilities on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income	$98.1	$56.8	$188.5	$181.6

Weighted-average common and common equivalent shares outstanding — Basic	66.3	66.8	66.3	67.3
Effect of dilutive securities
Restricted stock units	0.2	0.3	0.2	0.2
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	66.6	67.2	66.7	67.7

Net income per common share
Basic	$1.48	$0.85	$2.84	$2.70
Diluted	$1.47	$0.85	$2.83	$2.68

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Anti-dilutive	0.3	—	0.2	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2023	October 31, 2022
Cash and cash equivalents(1)	1	$97.7	$73.0
Insurance deposits(2)	1	2.6	0.9
Assets held in funded deferred compensation plan(3)	1	4.3	4.1
Debt facilities(4)	2	1,326.9	1,271.3
Interest rate swap assets(5)	2	34.2	36.9
Preferred equity investment(6)	3	15.4	3.0
Contingent consideration(7)	3	13.4	59.0
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
(4) Represents gross outstanding borrowings under our Amended Credit Facility. Due to variable interest rates, the carrying value of outstanding borrowings under these facilities approximates the fair value. See Note 8, “Debt,” for further information.
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
(6) We purchased $12.4 million in a preferred equity investment and preferred stock warrants of a privately held company that specializes in the development of electric vehicle charging stations and related software during the nine months ended July 31, 2023, which we include in “Other investments” on the accompanying unaudited Consolidated Balance Sheet. Our investment does not have a readily determinable fair value; therefore, we account for the investment using the measurement alternative under Topic 321 and measure the investment at initial cost less impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income.
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
During the third quarter of 2023, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of November 1, 2022, through April 30, 2023 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $5.3 million during the nine months ended July 31, 2023. During the nine months ended July 31, 2022, we decreased our total reserves related to prior years by $36.1 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	July 31, 2023	October 31, 2022
Insurance claim reserves, excluding medical and dental	$571.2	$551.0
Medical and dental claim reserves	7.0	8.1
Insurance recoverables	69.6	71.0
At July 31, 2023, and October 31, 2022, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2023	October 31, 2022
Standby letters of credit	$53.8	$153.7
Surety bonds and surety-backed letters of credit	174.0	73.2
Restricted insurance deposits	2.6	0.9
Total	$230.4	$227.8

8. DEBT

Components of Debt

(in millions)	July 31, 2023	October 31, 2022
Current portion of debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.0)
Current portion of term loan	$31.5	$31.5
Receivables facility	—	150.0
Current portion of debt	$31.5	$181.5

Long-term debt
Gross term loan	$544.4	$568.8
Unamortized deferred financing costs	(1.7)	(2.4)
Total noncurrent portion of term loan	542.7	566.3
Revolving line of credit(1)(2)	750.0	520.0
Long-term debt	$1,292.7	$1,086.3
(1) Standby letters of credit amounted to $58.4 million at July 31, 2023.
(2) At July 31, 2023, we had borrowing capacity of $485.0 million.
At July 31, 2023, and October 31, 2022, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 7.02% and 4.97%, respectively.
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

The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2023, we were in compliance with these covenants.
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
Long-Term Debt Maturities
During the three and nine months ended July 31, 2023, we made principal payments under the term loan of $8.1 million and $24.4 million, respectively. As of July 31, 2023, the following principal payments are required under the Amended Credit Facility:

(in millions)	2023	2024	2025	2026	2027
Debt maturities	$8.1	$32.5	$32.5	$1,253.8	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$226.9 million (1)	2.83%	July 7, 2022	June 28, 2026
$73.1 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026.
At July 31, 2023, and October 31, 2022, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $24.3 million, net of taxes of $9.8 million, and a gain of $26.8 million, net of taxes of $10.1 million, respectively. At July 31, 2023, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $8.4 million, net of taxes of $3.3 million.

9. COMMON STOCK

Effective December 9, 2022, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. We repurchased shares under the share repurchase program during the three and nine months ended July 31, 2023, as summarized below. At July 31, 2023, authorization for $170.3 million of repurchases remained under our share repurchase program.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended July 31, 2023	Nine Months Ended July 31, 2023
Total number of shares purchased	0.6	0.6
Average price paid per share	$42.10	$42.10
Total cash paid for share repurchases	$27.1	$27.1

(in millions, except per share amounts)	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2022
Total number of shares purchased	0.7	1.7
Average price paid per share	$41.92	$42.95
Total cash paid for share repurchases	$31.2	$74.5
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2023, these letters of credit and surety bonds, and surety-backed letters of credit, totaled $58.4 million and $777.9 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2023, total guarantees were $230.3 million and extend through 2043. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At July 31, 2023, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $29.5 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
We are currently not a party to any material legal proceedings, and we are not aware of filings of any pending or contemplated litigation, claims, or assessments. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2023, we had effective tax rates of 17.7% and 22.8%, respectively, resulting in provisions for taxes of $21.2 million and $55.7 million, respectively. During the three and nine months ended July 31, 2022, we had effective tax rates of 27.5% and 26.3%, respectively, resulting in provisions for taxes of $21.5 million and $64.8 million, respectively. The difference between the estimated annual effective tax rate and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rate for the three months ended July 31, 2023 was impacted by discrete items related to ERC refunds received from IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the three months ended July 31, 2022, was not impacted by any significant discrete items.
Our effective tax rate for the nine months ended July 31, 2023, benefited from discrete items, primarily by $1.7 million for share-based compensation, ERC refunds received from IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the nine months ended July 31, 2022, benefited from discrete items, primarily by $3.3 million change in tax reserves and $1.3 million for share-based compensation.
Under various payroll tax provisions included in the CARES Act, through December 2020, we deferred approximately $132 million of payroll tax. The deferred payroll tax has been remitted in full: $66 million was paid in December 2021 and the remaining $66 million was paid in December 2022.
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

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Revenues
Business & Industry	$1,021.4	$1,033.8	$3,056.4	$3,067.0
Manufacturing & Distribution	381.9	358.1	1,135.5	1,074.1
Education	219.1	207.5	650.7	617.6
Aviation	238.0	203.5	677.5	589.7
Technical Solutions	167.9	158.4	483.4	447.2
	$2,028.2	$1,961.4	$6,003.5	$5,795.5
Operating profit
Business & Industry	$78.9	$82.4	$231.1	$242.4
Manufacturing & Distribution	38.1	38.0	119.7	120.6
Education	15.9	14.5	39.5	38.8
Aviation	11.7	9.5	43.6	28.0
Technical Solutions(1)	11.4	15.4	28.8	42.8
Government Services	—	0.1	—	(0.3)
Corporate(2)	(15.9)	(70.3)	(156.7)	(200.6)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.2)	(0.8)	(3.0)	(1.8)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.1)	(0.1)	(0.3)
	138.9	88.7	303.1	269.7
Income from unconsolidated affiliates	1.2	0.8	3.0	1.8
Interest expense	(20.9)	(11.1)	(61.8)	(25.2)
Income before income taxes	$119.3	$78.3	$244.2	$246.3
(1) Reflects a $7.6 million gain on the sale of assets during the nine months ended July 31, 2022.
(2) Reflects adjustments to the fair value of the contingent consideration payable related to the RavenVolt Acquisition, and an employee retention credit totaling $22.4 million during the three and nine months ended July 31, 2023.
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
We will continue to make significant investments, which, as previously stated, are expected to total $150 – $180 million over the life of the program, and we will continue to implement various measures with the aim to ELEVATE:
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
During the third quarter of 2023, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of November 1, 2022, through April 30, 2023 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
The claims management strategies and programs that we have implemented have resulted in improvements. Based on the results of the Actuarial Review, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $5.3 million during the nine months ended July 31, 2023. The favorable review was primarily attributable to reduced claim frequency and severity development within the workers’ compensation program. During the nine months ended July 31, 2022, we decreased our total reserves related to prior years’ claims by $36.1 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
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

Key Financial Highlights
•Revenues increased by $66.8 million, or 3.4%, to $2,028.2 million during the three months ended July 31, 2023, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.5% and acquisition growth of 0.9%. Acquisition growth was driven by an $18.2 million revenue increase from the RavenVolt Acquisition, which was completed in September 2022. Organic growth was primarily driven by the net new business and expansion of business with existing customers within M&D and Education and the recovery in volume of our business in Aviation. The increase in revenues was partially offset by a decrease in work orders primarily in B&I, M&D, and Education.
•We had an increase in operating profit of $50.2 million to $138.9 million during the three months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributed to:
◦the decrease in the fair value of the contingent consideration related to the RavenVolt Acquisition; and
◦the ERC refunds received.
The increase was partially offset by:
◦a decrease in work orders, which have higher margins; and
◦amortization of intangibles related to the RavenVolt Acquisition of $3.2 million.
•Interest expense increased by $9.8 million, to $20.9 million during the three months ended July 31, 2023, as compared to the prior year period, and was driven by higher interest rates on our debt borrowings.
•Our effective tax rate on income from operations was 17.7% for the three months ended July 31, 2023, as compared to 27.5% for the three months ended July 31, 2022. Our effective tax rate for the three months ended July 31, 2023, was impacted by discrete items related to ERC refunds received from IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the three months ended July 31, 2022, was not impacted by any significant discrete items.
•Net cash provided by operating activities was $104.1 million during the nine months ended July 31, 2023. Our total net cash provided by operating cash flows was higher compared to the prior year period, primarily due to the timing of working capital requirements, which included a $143.8 million payment for the Bucio case during the nine months ended July 31, 2022.
•Dividends of $43.5 million were paid to shareholders, and dividends totaling $0.660 per common share were declared during the nine months ended July 31, 2023.
•At July 31, 2023, total outstanding borrowings under our Amended Credit Facility were $1.3 billion. At July 31, 2023, we had up to $485.0 million of borrowing capacity.

Results of Operations

Three Months Ended July 31, 2023, Compared with the Three Months Ended July 31, 2022
Consolidated

	Three Months Ended July 31,
(in millions, except per share amounts)	2023	2022	Increase / (Decrease)
Revenues	$2,028.2	$1,961.4	$66.8	3.4%
Operating expenses	1,765.8	1,696.4	69.4	4.1%
Gross margin	12.9%	13.5%	(57) bps
Selling, general and administrative expenses	104.3	158.6	(54.3)	(34.3)%
Amortization of intangible assets	19.2	17.7	1.5	8.5%
Operating profit	138.9	88.7	50.2	56.7%
Income from unconsolidated affiliates	1.2	0.8	0.4	52.2%
Interest expense	(20.9)	(11.1)	(9.8)	(87.6)%
Income before income taxes	119.3	78.3	41.0	52.3%
Income tax provision	(21.2)	(21.5)	0.3	1.7%
Net income	98.1	56.8	41.3	72.7%
Other comprehensive income
Interest rate swaps	12.8	(5.7)	18.5	NM*
Foreign currency translation and other	3.1	(3.7)	6.8	NM*
Income tax benefit (provision)	(3.6)	1.5	(5.1)	NM*
Comprehensive income	$110.4	$48.9	$61.5	125.6%
*Not meaningful
Revenues
Revenues increased by $66.8 million, or 3.4%, to $2,028.2 million during the three months ended July 31, 2023, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.5% and acquisition growth of 0.9%. Acquisition growth was driven by an $18.2 million revenue increase from the RavenVolt Acquisition, which was completed in September 2022. Organic growth was primarily driven by the net new business and expansion of business with existing customers within M&D and Education and the recovery in volume of our business in Aviation. The increase in revenues was partially offset by a decrease in work orders primarily in B&I, M&D, and Education.
Operating Expenses
Operating expenses increased by $69.4 million, or 4.1%, to $1,765.8 million during the three months ended July 31, 2023, as compared to the prior year period. Gross margin decreased by 57 bps to 12.9% in the three months ended July 31, 2023, from 13.5% in the prior year period. The decrease in gross margin was primarily driven by the change in contact mix as well as a decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $54.3 million to $104.3 million during the three months ended July 31, 2023, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $37.2 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition; and
•a $22.4 million benefit from ERC refunds received.

This decrease was partially offset by:
•a $3.5 million increase in legal costs and settlements due to a reversal of an accrual during the three months ended July 31, 2022.
Amortization of Intangible Assets
Amortization of intangible assets increased by $1.5 million, or 8.5%, to $19.2 million during the three months ended July 31, 2023, as compared to the prior year period. The increase was primarily due to the amortization of intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $9.8 million, to $20.9 million during the three months ended July 31, 2023, as compared to the prior year period, and was driven by higher interest rates on our debt borrowings.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended July 31, 2023, and July 31, 2022, were 17.7% and 27.5%, respectively, resulting in provisions for taxes of $21.2 million and $21.5 million, respectively.
Our effective tax rate for the three months ended July 31, 2023 was impacted by discrete items related to ERC refunds received from IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the three months ended July 31, 2022, was not impacted by any significant discrete items.
Interest Rate Swaps
We had a gain of $12.8 million on interest rate swaps during the three months ended July 31, 2023, as compared to a loss of $5.7 million during the three months ended July 31, 2022, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $3.1 million during the three months ended July 31, 2023, as compared to a foreign currency translation loss of $3.7 million during the three months ended July 31, 2022. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
(in millions)	2023	2022	Increase / (Decrease)
Revenues
Business & Industry	$1,021.4	$1,033.8	$(12.4)	(1.2)%
Manufacturing & Distribution	381.9	358.1	23.8	6.6%
Education	219.1	207.5	11.6	5.6%
Aviation	238.0	203.5	34.5	16.9%
Technical Solutions	167.9	158.4	9.5	6.0%
	$2,028.2	$1,961.4	$66.8	3.4%
Operating profit
Business & Industry	$78.9	$82.4	$(3.5)	(4.2)%
Operating profit margin	7.7%	8.0%	(24) bps
Manufacturing & Distribution	38.1	38.0	—	0.1%
Operating profit margin	10.0%	10.6%	(65) bps
Education	15.9	14.5	1.4	10.1%
Operating profit margin	7.3%	7.0%	30 bps
Aviation	11.7	9.5	2.2	23.1%
Operating profit margin	4.9%	4.7%	25 bps
Technical Solutions	11.4	15.4	(4.0)	(25.7)%
Operating profit margin	6.8%	9.7%	(291) bps
Government Services	—	0.1	(0.1)	NM*
Operating margin	NM*	NM*	NM*
Corporate	(15.9)	(70.3)	54.4	77.4%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.2)	(0.8)	(0.4)	52.2%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.1)	0.1	NM*
	$138.9	$88.7	$50.2	56.7%
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2023	2022	Decrease
Revenues	$1,021.4	$1,033.8	$(12.4)	(1.2)%
Operating profit	78.9	82.4	(3.5)	(4.2)%
Operating profit margin	7.7%	8.0%	(24) bps
B&I revenues decreased by $12.4 million, or 1.2%, to $1,021.4 million during the three months ended July 31, 2023, as compared to the prior year period. The revenue decrease was primarily driven by the decline in work orders and expected attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $70.1 million and $58.6 million for the three months ended July 31, 2023 and 2022, respectively.
Operating profit decreased by $3.5 million, or 4.2%, to $78.9 million during the three months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 24 bps to 7.7% in the three months ended July 31, 2023, from 8.0% in the prior year period. The decrease in operating profit margin was primarily driven by the decrease in work orders, which have higher margins, and the change in contract and service mix, partially offset by an absence of bad debt expense.

Manufacturing & Distribution
	Three Months Ended July 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$381.9	$358.1	$23.8	6.6%
Operating profit	38.1	38.0	—	0.1%
Operating profit margin	10.0%	10.6%	(65) bps
M&D revenues increased by $23.8 million, or 6.6%, to $381.9 million during the three months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributable to net new business and the expansion of business with existing customers, partially offset by a decrease in work orders.
Operating profit increased by 0.1% to $38.1 million during the three months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 65 bps to 10.0% in the three months ended July 31, 2023, from 10.6% in the prior year period. The decrease in operating profit margin was primarily attributable to the change in contract mix.

Education
	Three Months Ended July 31,
($ in millions)	2023	2022	Increase
Revenues	$219.1	$207.5	$11.6	5.6%
Operating profit	15.9	14.5	1.4	10.1%
Operating profit margin	7.3%	7.0%	30 bps
Education revenues increased by $11.6 million, or 5.6%, to $219.1 million during the three months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributable to net new business, partially offset by a decrease in work orders for disinfection-related demands.
Operating profit increased by $1.4 million, or 10.1%, to $15.9 million for the three months ended July 31, 2023, as compared to the prior year period. Operating profit margin increased by 30 bps to 7.3% in the three months ended July 31, 2023, from 7.0% in the prior year period. The increase in operating profit margin was primarily attributable to labor efficiencies and lower amortization of intangible assets. Operating profit margin was negatively impacted by the decrease in work orders, which have higher margins.

Aviation
	Three Months Ended July 31,
($ in millions)	2023	2022	Increase
Revenues	$238.0	$203.5	$34.5	16.9%
Operating profit	11.7	9.5	2.2	6.0%
Operating profit margin	4.9%	4.7%	25 bps
Aviation revenues increased by $34.5 million, or 16.9%, to $238.0 million during the three months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international). Management reimbursement revenues for this segment totaled $7.7 million and $14.2 million for the three months ended July 31, 2023 and 2022, respectively.
Operating profit increased by $2.2 million, to $11.7 million during the three months ended July 31, 2023, as compared to the prior year period. Operating profit margin increased by 25 bps to 4.9% in the three months ended July 31, 2023, from 4.7% in the three months ended July 31, 2022. The increase was primarily attributable to increased volume and certain price increases. The increase was partially offset by an increase in direct labor and related costs due to increased wages and headcount as travel continues to recover.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$167.9	$158.4	$9.5	6.0%
Operating profit	11.4	15.4	(4.0)	(25.7)%
Operating profit margin	6.8%	9.7%	(291) bps
Technical Solutions revenues increased by $9.5 million, or 6.0%, to $167.9 million during the three months ended July 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 11.5%, which was partially offset by an organic decrease of 5.5%. Acquisition growth was driven by an $18.2 million revenue increase from the RavenVolt Acquisition, which was completed in 2022. The organic revenue decrease was primarily driven by lower project revenues due to the timing of completions of certain bundled energy solutions projects, partially offset by increase in electric vehicle charging station installation sales.
Operating profit decreased $4.0 million, or 25.7%, to $11.4 million during the three months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 291 bps to 6.8% in the three months ended July 31, 2023, from 9.7% in the prior year period. The decrease in operating profit margin was primarily attributable to the contract mix and a $3.2 million amortization of intangible assets related to RavenVolt.

Corporate
	Three Months Ended July 31,
($ in millions)	2023	2022	Decrease
Corporate expenses	$(15.9)	$(70.3)	$54.4	77.4%
Corporate expenses decreased by $54.4 million, or 77.4%, to $15.9 million during the three months ended July 31, 2023, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $37.2 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition; and
•a $22.4 million benefit from ERC refunds received.

Results of Operations

Nine Months Ended July 31, 2023, Compared with the Nine Months Ended July 31, 2022
Consolidated

	Nine Months Ended July 31,
(in millions)	2023	2022	Increase / (Decrease)
Revenues	$6,003.5	$5,795.5	$208.0	3.6%
Operating expenses	5,230.7	5,004.4	226.3	4.5%
Gross margin	12.9%	13.7%	(78) bps
Selling, general and administrative expenses	411.5	468.5	(57.0)	(12.2)%
Amortization of intangible assets	58.2	52.9	5.3	10.1%
Operating profit	303.1	269.7	33.4	12.4%
Income from unconsolidated affiliates	3.0	1.8	1.2	60.1%
Interest expense	(61.8)	(25.2)	(36.6)	NM*
Income before income taxes	244.2	246.3	(2.1)	(0.9)%
Income tax provision	(55.7)	(64.8)	9.1	14.0%
Net income	188.5	181.6	6.9	3.8%
Other comprehensive income (loss)
Interest rate swaps	(2.7)	6.2	(8.9)	NM*
Foreign currency translation and other	15.9	(15.1)	31.0	NM*
Income tax (provision) benefit	0.7	(1.7)	2.4	NM*
Comprehensive income	$202.4	$171.1	$31.3	18.3%
*Not meaningful
Revenues
Revenues increased by $208.0 million, or 3.6%, to $6,003.5 million during the nine months ended July 31, 2023, as compared to the prior year period. Revenue growth was comprised of organic growth of 1.9% and acquisition growth of 1.7%. Acquisition growth was primarily driven by a $98.4 million revenue increase from the Momentum and RavenVolt acquisitions, which were completed in 2022. Organic growth was primarily driven by the net new business and expansion of business with existing customers within M&D and Education and recovery in volume of our business in Aviation. In addition, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. The increase in revenues was partially offset by a decrease in work orders primarily in B&I, M&D, and Education.
Operating Expenses
Operating expenses increased by $226.3 million, or 4.5%, to $5,230.7 million during the nine months ended July 31, 2023, as compared to the prior year period. Gross margin decreased by 78 bps to 12.9% in the nine months ended July 31, 2023, from 13.7% in the nine months ended July 31, 2022. The decrease in gross margin was primarily driven by the decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans. In addition, there was a decrease in work orders (primarily in B&I, M&D, and Education), which have higher margins. The decrease in gross margin was partially offset by the revenue recognized for the Aviation parking project.

Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $57.0 million, or 12.2%, to $411.5 million during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $45.6 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition; and
•a $22.4 million benefit from ERC refunds received.
This decrease was partially offset by:
•the absence of a $7.7 million gain on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions during the three months ended January 31, 2022; and
•a $4.6 million unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
Amortization of Intangible Assets
Amortization of intangible assets increased by $5.3 million, or 10.1%, to $58.2 million during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. This increase was primarily due to the amortization of intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $36.6 million, to $61.8 million during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. The increase was driven by higher interest rates on our debt borrowings.
Income Taxes from Operations
Our effective tax rates on income from operations for the nine months ended July 31, 2023, and July 31, 2022, were 22.8% and 26.3%, respectively, resulting in provisions for taxes of $55.7 million and $64.8 million, respectively.
Our effective tax rate for the nine months ended July 31, 2023, benefited from discrete items, primarily by $1.7 million for share-based compensation, ERC refunds received from IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the nine months ended July 31, 2022, benefited from discrete items, primarily by $3.3 million change in tax reserves and $1.3 million for share-based compensation.
Interest Rate Swaps
We had a loss of $2.7 million during the nine months ended July 31, 2023, as compared to a gain of $6.2 million during the nine months ended July 31, 2022, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $15.9 million during the nine months ended July 31, 2023, as compared to a foreign currency translation loss of $15.1 million during the nine months ended July 31, 2022. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
(in millions)	2023	2022	Increase / (Decrease)
Revenues
Business & Industry	$3,056.4	$3,067.0	$(10.6)	(0.3)%
Manufacturing & Distribution	1,135.5	1,074.1	61.4	5.7%
Education	650.7	617.6	33.1	5.4%
Aviation	677.5	589.7	87.8	14.9%
Technical Solutions	483.4	447.2	36.2	8.1%
	$6,003.5	$5,795.5	$208.0	3.6%
Operating profit
Business & Industry	$231.1	$242.4	$(11.3)	(4.7)%
Operating profit margin	7.6%	7.9%	(34) bps
Manufacturing & Distribution	119.7	120.6	(0.9)	(0.7)%
Operating profit margin	10.5%	11.2%	(68) bps
Education	39.5	38.8	0.7	1.8%
Operating profit margin	6.1%	6.3%	(21) bps
Aviation	43.6	28.0	15.6	55.7%
Operating profit margin	6.4%	4.8%	169 bps
Technical Solutions	28.8	42.8	(14.0)	(32.7)%
Operating profit margin	6.0%	9.6%	(362) bps
Government Services	—	(0.3)	0.3	NM*
Operating margin	NM*	NM*	— bps
Corporate	(156.7)	(200.6)	44.0	21.9%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(3.0)	(1.8)	(1.1)	(60.1)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	(0.3)	0.1	50.2%
	$303.1	$269.7	$33.4	12.4%
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2023	2022	Decrease
Revenues	$3,056.4	$3,067.0	$(10.6)	(0.3)%
Operating profit	231.1	242.4	(11.3)	(4.7)%
Operating profit margin	7.6%	7.9%	(34) bps
B&I revenues decreased by $10.6 million, or 0.3%, to $3,056.4 million during the nine months ended July 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 1.0% and organic decrease of 1.3%. Acquisition growth was primarily driven by a $32.1 million revenue increase from the Momentum Acquisition, which was completed in the second quarter of 2022. The organic revenue decrease was primarily driven by the decline in work orders, including disinfection-related work orders, and expected attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $200.2 million and $165.0 million for the nine months ended July 31, 2023 and 2022, respectively.
Operating profit decreased by $11.3 million, or 4.7%, to $231.1 million during the nine months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 34 bps to 7.6% in the nine months ended July 31, 2023, from 7.9% in the nine months ended July 31, 2022. The decrease in operating profit margin was primarily driven by the decrease in work orders, which have higher margins, and contract and service mix, partially offset by lower amortization of intangible assets.

Manufacturing & Distribution
	Nine Months Ended July 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$1,135.5	$1,074.1	$61.4	5.7%
Operating profit	119.7	120.6	(0.9)	(0.7)%
Operating profit margin	10.5%	11.2%	(68) bps
M&D revenues increased by $61.4 million, or 5.7%, to $1,135.5 million during the nine months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributable to the net new business and the expansion of business with existing customers, partially offset by a decrease in work orders.
Operating profit decreased by $0.9 million, or 0.7%, to $119.7 million during the nine months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 68 bps to 10.5% in the nine months ended July 31, 2023, from 11.2% in the nine months ended July 31, 2022. The decrease in operating profit margin was primarily attributable to the decrease in work orders, which have higher margins, and change in contract mix.

Education
	Nine Months Ended July 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$650.7	$617.6	$33.1	5.4%
Operating profit	39.5	38.8	0.7	1.8%
Operating profit margin	6.1%	6.3%	(21) bps
Education revenues increased by $33.1 million, or 5.4%, to $650.7 million during the nine months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributable to net new business, partially offset by a decrease in work orders for disinfection-related demands.
Operating profit increased by $0.7 million, or 1.8%, during the nine months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 21 bps to 6.1% in the nine months ended July 31, 2023, from 6.3% in the nine months ended July 31, 2022. The decrease in operating profit margin was primarily attributable to an increase in start-up supplies to support new business growth and the decrease in disinfection-related work orders, which have higher margins. Operating profit margin was positively impacted by lower depreciation and amortization expense.

Aviation
	Nine Months Ended July 31,
($ in millions)	2023	2022	Increase
Revenues	$677.5	$589.7	$87.8	14.9%
Operating profit	43.6	28.0	15.6	55.7%
Operating profit margin	6.4%	4.8%	169 bps
Aviation revenues increased by $87.8 million, or 14.9%, to $677.5 million during the nine months ended July 31, 2023, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international) and new parking-related services. Management reimbursement revenues for this segment totaled $23.3 million and $39.0 million for the nine months ended July 31, 2023 and 2022, respectively.
Operating profit increased by $15.6 million, or 55.7%, to $43.6 million during the nine months ended July 31, 2023, as compared to the prior year period. Operating profit margin increased by 169 bps to 6.4% in the nine months ended July 31, 2023, from 4.8% in the nine months ended July 31, 2022. The increase was primarily attributable to $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in the prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. Operating profit margin was negatively impacted by an increase in direct labor and related costs due to increased headcounts as travel continues to recover.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$483.4	$447.2	$36.2	8.1%
Operating profit	28.8	42.8	(14.0)	(32.7)%
Operating profit margin	6.0%	9.6%	(362) bps
Technical Solutions revenues increased by $36.2 million, or 8.1%, to $483.4 million during the nine months ended July 31, 2023, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 14.8%, which was partially offset by an organic decrease of 6.7%. Acquisition growth was driven by $66.3 million revenue increase from the RavenVolt Acquisition, which was completed in 2022. The organic revenue decrease was primarily driven by the decline in electric vehicle charging station installation sales, lower project revenues due to the timing of completions of certain bundled energy solutions projects, as well as the sale of a group of customer contracts related to healthcare technology management services in the first quarter of 2022.
Operating profit decreased by $14.0 million, or 32.7%, to $28.8 million during the nine months ended July 31, 2023, as compared to the prior year period. Operating profit margin decreased by 362 bps to 6.0% in the nine months ended July 31, 2023, from 9.6% in the nine months ended July 31, 2022. The decrease in operating profit margin was primarily attributable to the $7.6 million gain recognized on the sale of a group of customer contracts in the first quarter of 2022 and a $9.5 million amortization of intangible assets related to RavenVolt.

Corporate
	Nine Months Ended July 31,
($ in millions)	2023	2022	Decrease
Corporate expenses	$(156.7)	$(200.6)	$44.0	21.9%
    Corporate expenses decreased by $44.0 million, or 21.9%, to $156.7 million during the nine months ended July 31, 2023, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $45.6 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition;
•a $22.4 million benefit from ERC refunds received; and
•a $6.2 million decrease in compensation and related expenses primarily due to year-end compensation true-up for certain incentive plans and lower share-based compensation expense.
This decrease was partially offset by:
•a $30.8 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2023, we were in compliance with these covenants.
On March 1, 2022, we entered into an uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expired on March 30, 2023. This facility was considered a secured borrowing and provided the buyer with customary rights of termination upon the occurrence of certain events of default. We guaranteed all of the sellers’ obligations under the facility.
During the three and nine months ended July 31, 2023, we made principal payments of $8.1 million and $24.4 million, respectively, under the term loan. At July 31, 2023, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.3 billion and $58.4 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 7.02%. At July 31, 2023, we had up to $485.0 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under our share repurchase program during the three and nine months ended July 31, 2023, as summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2023, authorization for $170.3 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended July 31, 2023	Nine Months Ended July 31, 2023
Total number of shares purchased	0.6	0.6
Average price paid per share	$42.10	$42.10
Total cash paid for share repurchases	$27.1	$27.1
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

	Nine Months Ended July 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$104.1	$(96.7)
Net cash used in investing activities	(45.0)	(93.3)
Net cash (used in) provided by financing activities	(38.4)	194.2
Operating Activities
Net cash provided by operating activities was $104.1 million during the nine months ended July 31, 2023, as compared to net cash used by operating activities of $96.7 million during the prior year period. The change was primarily driven by the timing of working capital requirements, which included a $143.8 million payment for the Bucio case during the nine months ended July 31, 2022.

Investing Activities
Net cash used in investing activities decreased by $48.4 million during the nine months ended July 31, 2023, as compared to the prior year period. This decrease was primarily related to the Momentum Acquisition in prior year.
Financing Activities
Net cash used in financing activities was $38.4 million during the nine months ended July 31, 2023, as compared to net cash provided by financing activities of $194.2 million during the prior year period. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility.

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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our enterprise resource planning (“ERP”) system. The implementation of several key platforms involves changes in the systems that include internal controls. During the third quarter of 2023, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP for the Education industry group that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for the Education industry group replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system over the next several years. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared with our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures.
Other than the change of our ERP system for the Education industry group, there have been no other changes in our internal control over financial reporting during the third quarter of 2023 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2023:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
5/1/2023 – 5/31/2023	—	—	—	197.4
6/1/2023 – 6/30/2023	0.1	41.58	0.1	191.2
7/1/2023 – 7/31/2023	0.5	42.25	0.5	170.3
Total	0.6	$42.10	0.6	170.3
(1) Effective December 9, 2022, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million of our common stock. Under the repurchase program, we may repurchase shares on the open market, through solicited or unsolicited privately negotiated transactions, or otherwise, from time to time based on market conditions and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended July 31, 2023, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to be Sold	Aggregate Number of Securities to be Purchased	Duration
Rene Jacobsen, Executive Vice President and Chief Operating Officer	Adoption	July 14, 2023	X	-	18,245 shares of common stock	-	From October 13, 2023, until the earlier of (i) the date when all shares under plan are sold and (ii) July 24, 2024
Andrea Newborn, Executive Vice President, General Counsel and Corporate Secretary	Adoption	July 11, 2023	X	-	9,766 shares of common stock	-	From October 10, 2023, until the earlier of (i) the date when all shares under plan are sold and (ii) April 9, 2024

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.

‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 7, 2023	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 7, 2023	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)