Form 10-K
period 2023-10-31
ABM INDUSTRIES INC /DE/
filed 2023-12-18
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2023 as reported on the New York Stock Exchange on that date: $2,778,907,185

Number of shares of the registrant’s common stock outstanding as of December 15, 2023: 62,861,118
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of integrated facility, infrastructure, and mobility solutions with a mission to make a difference, every person, every day. Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Since that time, we have grown into a multi-segment facility solutions company, primarily through strategic acquisitions and new service offerings, increasing our revenue to more than $8.0 billion.
The acquisitions of OneSource and Linc Group in the early 2000s established ABM as a leader in the commercial janitorial market and also enhanced our ability to be a full-service facility solutions provider with new service offerings, including lighting, mechanical, and electrical “technical solutions.” With demand increasing for industry-specific service providers, the acquisition of Air Serv established “Aviation” as our first industry group. In recent years, we have strategically acquired companies in the United Kingdom (“UK”) and the Republic of Ireland (“Ireland”), which expanded our janitorial and technical solutions businesses overseas.
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
In 2017, we acquired GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities, for approximately $1.3 billion, representing the largest acquisition in ABM history. The acquisition accelerated the Company’s position as a leading facility solutions provider in the education market.
In 2021, we acquired Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”), a leading facilities services company headquartered in San Francisco, California, with the goal to provide additional scaling to the Company’s core businesses and key geographies and bolstering ABM’s janitorial and facilities services service lines. In addition, the acquisition of Able (“the Able Acquisition”) further expanded ABM’s sustainability and energy efficiency offerings amid growing demand for environmentally responsible solutions.
In 2022, we acquired RavenVolt, Inc. (“RavenVolt”), a leading nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. A complementary extension of ABM’s Technical Solutions service offerings, the addition of RavenVolt enhanced ABM’s position as a market leader in electric vehicle (“EV”) charging infrastructure, power, and bundled energy solutions.

In 2022, we acquired Momentum Support (“Momentum”), a leading independent provider of facility services, primarily janitorial, across Ireland and Northern Ireland. The addition of Momentum provided greater access to Momentum’s blue-chip customer base as well as an opportunity to cross sell ABM services to existing U.S.- and UK-based clients who also have an operational footprint in Ireland and Northern Ireland.
The above acquisitions and divestitures we’ve made since 2015 largely reflect strategies first introduced in our 2020 Vision initiative and also strategies included in our follow-on launched strategic plan called ELEVATE, which was introduced in 2021 and is described below.
As a result of these strategic initiatives and investments, we have strengthened our ability to offer janitorial, engineering, parking and eMobility, infrastructure, electrical, lighting and energy solutions, HVAC and mechanical services, landscaping and turf services, and mission critical solutions across aviation, education, manufacturing and distribution, and commercial business industries, on a standalone basis or in combination, and positioned ourselves as a leading integrated facilities management company.
Unless otherwise indicated, all references to years are to our fiscal year, which ends on October 31.
Forward-Looking Strategic Plan
Leveraging the various accomplishments achieved through 2020 Vision, the Company embarked on the next step of its journey in 2021 with a multiyear strategic plan called ELEVATE. The ELEVATE strategy is designed to strengthen our industry leadership position through end-market repositioning and building on our core services, which we expect together will drive significant long-term value for our stakeholders.
We will continue to make significant investments over the life of the program, which are expected to total $200 - $215 million, and we will continue to implement various measures with the aim to ELEVATE:
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
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under these arrangements, we agree to develop, design, engineer, and construct a project. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards. The client agrees to pay us based on s predetermined contractual milestone schedule.

Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
Microgrid Systems Installation
Under these arrangements, we provide electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trades. The client agrees to pay us based on a predetermined contractual milestone schedule.

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

CAUTION
LOW
CLEARANCE
22
CAUTION
CAUTION
CUIDADO
ATTENTION

M&D provides integrated facility services, engineering, janitorial, and other specialized services to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus, that are obtained through a competitive bid process as well as pursuant to work orders. One client accounted for approximately 32% of revenues for this segment in 2023.

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

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements. One client accounted for approximately 18% of revenues for this segment in 2023.

Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including EV power design, installation and maintenance, as well as microgrid systems design and installation. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trade..

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
Dependence on Significant Client
No single client accounted for more than 10% of our consolidated revenues during 2023, 2022, or 2021.
Competition
We believe that each aspect of our business is highly competitive and that such competition is based primarily on price, quality of service, efficiency, and productivity enhancements, adapting to changing workplace conditions, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, industry expertise, and financial strength. The low cost of entry in the facility services business results in a very competitive market. We mainly compete with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with competitive advantages in those regards. We also compete indirectly with companies that can perform for themselves one or more of the services we provide.
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
Macro-Economic Environment in Commercial Real Estate
We actively monitor the economic environment and its potential impact on demand for our services and our financial condition. Largely driven by the lingering effects of the pandemic, especially the normalization of hybrid work, the commercial real estate industry, particularly multi-tenant and owner-occupied commercial office buildings, is experiencing an increase in vacancy rates. Given that Class A and high-quality commercial office buildings are a key end market for the Company, we expect a decline in demand for janitorial services and work orders in these markets near-term. Longer term, we expect the vacancy rates of Class A and high-quality buildings to gradually decrease and our volume of work to stabilize.
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
Environmental, Social, and Governance (“ESG”) Strategy and Oversight
As a company with over 110 years of history we understand the importance of embedding and integrating responsible and community-minded business practices into our operations and commit to standards to create value and support the long-term success of our business, shareholders, employees, and clients.
Our Board of Directors and its committees are responsible for overseeing the Company’s activities and practices relating to ESG. Our Board of Directors receives regular reports from meetings of its Governance Committee, which is responsible for oversight of the Company’s overall ESG-related framework, as well as from meetings of its Stakeholder and Enterprise Risk Committee, which is responsible for oversight of environmental and social matters within ESG. Additionally, our internal culture, sustainability, diversity, equity and inclusion teams work in cross functional collaboration with departments throughout and across the enterprise to advance our ESG strategies, and regularly present to the Board of Directors’ Stakeholder and Enterprise Risk Committee.
Since 2011, we have voluntarily published an ESG Impact Report on an annual basis in alignment with the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address our business, our employees, and the environment. More information about our ESG performance, progress, and goals can be found in the Human Capital section of this report and in the ESG section of the Company’s corporate website.
Human Capital
Given that ABM is a service-oriented business, our employees are the driving force behind our success, and we believe our ability to attract, develop, and retain our employees at all levels of our organization has a direct impact on client satisfaction and our ability to grow the Company. To succeed in a competitive labor market, ABM has developed key recruitment and retention strategies, objectives, and measures that we focus on as part of the overall management of our business. These strategies, objectives, and measures form the pillars of our human capital management framework and are advanced through the programs, policies and initiatives described below.
Direct labor costs represented 69% of our total revenue for 2023. As of October 31, 2023, we employed approximately 123,000 employees, of whom approximately 46,000, or 37%, were subject to various local collective bargaining agreements. As of October 31, 2023, our frontline employees represented 92% of our total workforce, while staff and management employees represented the other 8%.
Our human capital strategy is grounded and guided by our values and our employees. We prioritize our human capital development in order to do business in a responsible way and enable our employees’ and clients’ success. The execution of this strategy is overseen at the highest levels of our organization, from our Board of Directors, our Board of Directors’ Stakeholder and Enterprise Risk Committee, and across our senior management.
Business ethics
Our Code of Business Conduct drives the application of our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations. Our Code of Business Conduct serves as a critical tool to help all ABM team members to recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. We provide comprehensive annual training and certification programs on our Code of Business Conduct for our Board of Directors and all of our staff and management employees.
Human resources, hiring, and training
With a team of approximately 123,000 employees across the United States, UK, Ireland, and other locations, we have invested in and implemented a variety of systems and tools designed to centralize and standardize hiring and training practices, including regional recruitment strategies, applicant tracking technology, and incorporating modeling and advanced analytics that provide actionable insights relative to the candidate life cycle and turnover trends in our HR processes to drive ongoing improvement in the attraction, retention, and engagement of our frontline employees, who constitute the majority of our workforce.
In 2021, we successfully piloted a frontline leadership training program, which was launched enterprise-wide in 2022 and expanded further in 2023. This program is designed to enhance the management and coaching skills of frontline supervisors to improve the employee experience, create an environment for career growth, and increase retention.
Our online training platform, ABM University, provides our staff and management employees with access to a multitude of training courses, videos, reference material, and other tools. Outside of ABM University, our frontline employees receive on-the-job training to enable us to execute for our clients in a safe and efficient manner.
Compensation and employee benefits
In addition, we offer competitive wages and salaries in our served markets and full-time employees have access to a continuum of health and wellness benefits, including medical, dental, vision, disability, and basic life and voluntary supplemental life and AD&D insurance, 401K employee savings and employee stock purchase programs, a 24/7 employee assistance program, healthcare flexible spending accounts, telemedicine options, legal support, as well as commuter, fitness, and other discount programs.

Labor relations
With approximately 46,000 union-represented employees, we are party to more than 250 collective bargaining agreements nationwide, with 20 major labor unions. Our collective bargaining agreements include regional multiemployer agreements covering thousands of employees, as well as localized site agreements covering smaller groups. We strive to engage with our labor partners in an atmosphere of mutual respect, and seek to resolve disputes in a fair and equitable manner.
Safe working environment
ABM’s commitment to its team members is evidenced in its approach to risk management and safety. The Company’s programs are designed to meet or exceed compliance standards of the Occupational Safety and Health Administration and other regulatory bodies, and to protect the health and welfare of our employees and our clients. A cornerstone of ABM’s comprehensive risk management and safety program is safety awareness to confirm our employees are:

•educated on how to complete tasks safely;
•trained in hazard identification;
•made aware of emergency response procedures to immediately address challenges; and
•proficient in reporting accidents and utilizing applicable procedures to confirm appropriate loss mitigation techniques are implemented should a loss occur.
Our “Think Safe” approach to safety includes establishing a safety mindset from day one of employment. This safety culture is continuously reinforced through daily moments for safety messaging, relevant monthly training topics, and unique programs and materials created for our employees.
One of the cornerstones of our ThinkSafe program is designed to help leaders identify workplace hazards and implement changes to prevent accident or injury. In our frontline leader training, participants are guided in creating a culture of safety and provided guidance on practices to support our employees receiving the right care at the right time to expedite their recovery.
Culture and inclusion
With a widely distributed workforce serving over 20,000 clients across multiple nations and geographic regions, ABM’s culture, and the team member experience it supports, plays a vital role in attracting, retaining, and engaging talent. The Company works to develop an increasingly inclusive culture, where individuals from all backgrounds are equally able to contribute and are provided with opportunities to grow in their careers.
Guided by ABM’s mission and values and aligned with its ELEVATE strategy, the Company’s inclusive culture strategy is activated through its Culture & Inclusion Council. ABM’s President and CEO and Chief Human Resources Officer each serve as executive sponsors of the Culture & Inclusion Council, and reports of Culture & Inclusion Council activities are provided to the Board’s Stakeholder and Enterprise Risk Committee.
Additionally, we are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act.

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
Executive Officers of Registrant
Executive Officers on December 18, 2023

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	61	President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.
Earl R. Ellis	58
Executive Vice President and Chief Financial Officer of ABM since November 2020; Senior Vice President, Finance and Procurement of Best Buy Co. Inc. from January 2018 to November 2020; Chief Financial Officer of Best Buy Canada from May 2016 to December 2017; Vice President, Finance, Retail of Canadian Tire Corporation Limited from May 2014 to May 2016.

Joshua H. Feinberg	49	Executive Vice President, Chief Strategy and Transformation Officer of ABM since November 2019; Managing Director and Partner of The Boston Consulting Group from July 2014 to November 2019.
Rene Jacobsen	62
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

Sean M. Mahoney	57	Executive Vice President and President, Sales and Marketing of ABM since November 2020; Senior Vice President, Sales of ABM from August 2017 to October 2020; Vice President, Sales of Honeywell from July 2015 to July 2017.
Andrea R. Newborn	60
Executive Vice President, General Counsel, and Corporate Secretary of ABM since July 2017; Executive Vice President and General Counsel of TravelClick, Inc. from July 2014 to June 2017; Senior Vice President, General Counsel, and Secretary of The Reader’s Digest Association, Inc. from March 2007 to February 2014.

Raúl Valentin	60
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

Dean A. Chin	55
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
Each market we provide services for is highly competitive and such competition is based primarily on price, quality of service, reputation, and ability to anticipate and respond to industry changes. A majority of our revenue is derived from services that require competitive bids from multiple suppliers. The low barrier of entry in the facility services business results in a very competitive market. We compete mainly with regional and local owner-operated companies that may have more insight into local market dynamics and significantly lower operating costs, which could provide them with a competitive advantage in those regards. We also compete indirectly with companies that can perform for themselves one or more of the services we provide. Further, if we are unable to respond adequately to market shifts and changing technology, we may lose existing clients and fail to win future business opportunities. A failure to respond effectively to competitive pressures or failure in our ability to increase prices as costs rise could reduce margins and materially adversely affect our financial performance.

Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
We employ approximately 123,000 persons, and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for similarly skilled employees. During 2023, we continued to be impacted by labor shortages, inflationary pressures on wages, and an increasingly competitive labor market. Continued labor shortages or increased turnover rates within our employee base could lead to increased costs, such as increased overtime incurred and/or increased usage of temporary labor to meet the demands of our customers, as well as increased wage rates to attract and retain employees. Further, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, and other costs. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. There is no assurance that in the future we will be able to attract or retain qualified employees or effectively manage labor and benefit costs, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Investments in and changes to our businesses, operating structure, or personnel relating to our ELEVATE strategy, including the implementation of strategic transformations, enhanced business processes, and technology initiatives, may not have the desired effects on our financial condition and results of operations.
We have made significant investments and expect to make additional investments in various initiatives intended to drive long-term profitable growth and increase operational efficiency. These investments in and changes to our business systems and processes may not create the growth, operational efficiencies, competitive advantage, or cost benefits that we expect and could result in unanticipated consequences, including disruptions to our back-office operations and service delivery. Moreover, the execution and/or benefits of our ELEVATE strategy may not be realized on the expected timeline and/or may result in expenses in excess of what is currently forecast, which could negatively affect our financial condition.
Our ability to preserve long-term client relationships is essential to our continued success.
We depend to a large extent on our relationships with clients and our reputation for quality integrated facility solutions. Maintaining our existing client relationships, particularly with our largest clients, is an important factor contributing to our business success. We primarily provide services pursuant to agreements that are cancelable by either party upon 30 to 90 days’ notice. As we generally incur higher initial costs on new contracts until the labor management and facilities operations normalize, our business associated with long-term client relationships is generally more profitable than short-term client relationships. If we lose a significant number of long-term clients and/or all or a portion of the services for our larger clients, our financial results could be negatively impacted.
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
Our international business involves risks different from those we face in the United States that could negatively impact our results of operations and financial condition.
We have business operations in jurisdictions outside of the United States, most significantly in the UK and Ireland. Our international operations are subject to risks that are different from those we face in the United States and subject us to complex and frequently changing laws and regulations, including differing labor laws and regulations relating to the protection of certain information that we collect and maintain about our employees, clients, and other third parties. Among these laws is the UK Modern Slavery Act, the Criminal Law (Human Trafficking) Act 2008 (Ireland), the UK Bribery Act, the Criminal Justice (Corruption Offences) Act 2018 (Ireland), and the UK and European Union General Data Protection Regulations (the “GDPR”). The failure to comply with these laws or regulations could subject us to significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions.
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
Risks Relating to Market and Economic Conditions
Decreases in commercial office space utilization due to hybrid work models could adversely affect our financial condition.
A key part of our business involves providing janitorial, facilities engineering, and parking services for commercial office building properties. Across the United States, vacant office spaces have increased and total office space under construction has decreased, compared to pre-pandemic levels. Driven by lower in-office occupancy, lessees are projected to continue to decrease their office space requirements as existing leases expire or are renewed and/or renegotiated over the next several years. As existing clients decrease office space, the areas that we service for those clients decreases as does the demand for our highly profitable supplemental services (“work orders”) requested by our clients outside the scope of our standard service specifications. As new tenants occupy vacant office spaces, there may be delays and additional expenses incurred in securing client relationships with such new tenants. These factors could adversely affect our revenues and financial results.
Negative changes in general economic conditions, such as recessionary pressures, high interest rates, durable and non-durable goods pricing, changes in energy prices, or changes in consumer goods pricing could reduce the demand for our services and, as a result, reduce our revenue and earnings and adversely affect our financial condition.
Slowing economic activity or other negative changes in global, national, and local economic conditions could have a negative impact on our business. These adverse economic conditions could cause a decline in our clients’ demand for our services and/or in scope of work, including work orders and our clients’ ability to pay for such services, or attempts by our clients to defer payments owed to us. Further, potential declines in economic conditions could result in depressed prices for our services, which could affect our financial condition.
We offer a portfolio of capital projects, which are designed to reduce a client’s overall consumption of commodities, such as electricity and natural gas. Downward fluctuations in commodity prices, and/or elevated interest rates, may reduce client demand for such projects. Additionally, we depend, in part, on federal and state legislation and policies that support energy efficiency projects. If current legislation or policies are amended, eliminated, or not extended beyond their current expiration dates, or if funding for energy incentives is reduced or delayed, it could also adversely affect our ability to obtain new capital projects. All of these factors could have an adverse effect on our financial condition, results of operations, and cash flows.
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
Our ongoing implementation of new enterprise resource planning (“ERP”) and related boundary systems could adversely impact our ability to operate our business and report our financial results.
We utilize multiple platforms and ERP systems to record transactions, provide information to management, and prepare our financial statements. We are in the process of transitioning our ERP and other key boundary systems. This transition began in the third quarter of 2023 and will continue for the next couple of years. While we believe our new ERP and boundary systems will enhance and standardize our processes, allow better oversight, and improve our service to our customers, any disruption to this transition could impact our ability to send and track invoices, process vendor payments, pay employees, fulfill contractual obligations, report our financial results, or otherwise operate our business. Such disruption could adversely affect our profitability and reputation. Additionally, any disruption could negatively impact the effectiveness of our controls. Refer to “Risk Relating to Financial Matters” below for further information on the internal controls.
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
Our business is subject to a complicated set of federal, state, and local laws and regulations as well as stakeholder views addressing, among other things, wage and hour standards, employment and labor relations, ESG-related practices, leave of absence, cybersecurity, data privacy and protection, occupational health and safety, environmental matters, anti-competition, anti-corruption, and government contracting. Many of these laws and regulations may have differing or conflicting legal standards or legal interpretations across jurisdictions, increasing the complexity and cost of compliance. When federal, state, local, or foreign minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state, or local laws and regulations relating to employment matters, including those relating to meal and rest breaks, eligibility for overtime, pay transparency and reporting, sick pay, and predictive scheduling requirements. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Increased costs of legal and regulatory compliance with this constantly evolving legal and regulatory environment could reduce our profitability and adversely affect our financial condition.
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
At October 31, 2023, approximately 37% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2024. In addition, at any given time we may face union organizing activity. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time collective bargaining agreement or renegotiating an existing agreement could result in increases in labor and benefits expenses that we may be unable to pass through to clients.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
We are subject to a variety of taxes and tax collection and remittance obligations in the United States and foreign jurisdictions, primarily the UK and Ireland. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As tax rates vary among taxing jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, at any point in time, we may be under examination from taxing jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these audits to determine the adequacy of our income tax related provision. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties due to adverse outcomes in tax audits or changes in laws, regulations, treaties, administrative practices, principles, assessments by authorities, and interpretations related to tax laws, including tax rules in various jurisdictions, which could have an adverse effect on our operating results and financial condition.
Risks Relating to Financial Matters
Future increases in the level of our borrowings or in interest rates could affect our results of operations.
The Federal Reserve Board increased interest rates in 2022 and 2023, and these increases may continue in 2024 and beyond. Such rate increases have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition, and may cause our customers to implement cost saving strategies that could reduce the demand of our services.
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
We evaluate goodwill for impairment annually, in the fourth quarter, or more often if impairment indicators exist. We also review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the fair value of one of our reporting units is less than its carrying value, or if as a result of a recoverability test we conclude that the projected undiscounted cash flows are less than the carrying amount, we would record an impairment charge related to goodwill or long-lived assets, respectively. (For example, during the second quarter of 2020, given the general deterioration in economic and market conditions arising from the COVID-19 pandemic (“the Pandemic”), we identified a triggering event that resulted in the impairment of goodwill and intangible assets.) The assumptions used to determine impairment require significant judgment, and the amount of the impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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
In addition, with the increasing frequency of cyber-related frauds perpetrated to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds and changing our vendor master files are adequate. Furthermore, the introduction of new, and changes to existing, ERP and financial reporting information systems create implementation and change management risks that require effective internal controls to mitigate. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business, and our stock price.
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
Public companies have been the target of activist investors. In the event that a third party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations or strategy, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute various strategic initiatives and may require management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive office is located at One Liberty Plaza, 7th Floor, New York, New York 10006.
Principal Properties as of October 31, 2023

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Dallas, Texas	Warehouse and Operations Support	27,500	9/30/2028	Technical Solutions, B&I, Aviation, Corporate, and M&D
Atlanta, Georgia	Operations Support	37,000	10/31/2027	All
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate and B&I
Sugar Land, Texas	Enterprise Services	62,500	3/31/2028	All
Tustin, California	Operations Support	40,000	7/31/2029	B&I and Technical Solutions
San Francisco, California	Operations Support	21,324	6/30/2029	B&I and Corporate
Cummings, Georgia	Operations Support	57,637	1/31/2034	Technical Solutions
In addition to the above properties, we have other offices, warehouses, and parking facilities in various locations, primarily in the United States. See Note 5, “Leases,” in the Notes to consolidated financial statements for additional information regarding leases. We believe that these properties are well-maintained, in good operating condition, and suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS.
Information with respect to legal matters is set forth in Note 13, “Commitments and Contingencies,” in the Notes to consolidated financial statements (included in Part II., Item 8 of this Form 10-K) and is incorporated herein by reference.
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
At December 15, 2023, there were 2,945 registered holders of our common stock.
Common Stock Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock (the “Share Repurchase Program”). Effective December 9, 2022, and December 13, 2023, our Board of Directors expanded the Share Repurchase Program by $150.0 million and $150.0 million, respectively. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. At October 31, 2023, authorization for $60.3 million of repurchases remained under the Share Repurchase Program.
Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
8/1/2023 – 8/31/2023	—	—	$—	$170.3
9/1/2023 – 9/30/2023	$1.4	$40.24	$1.4	$115.3
10/1/2023 – 10/31/2023	1.3	$41.41	1.3	$60.3
Total	2.7	$40.82	2.7
(1) Average price paid per share does not include any excise tax for stock repurchases as part of the Inflation Reduction Act of 2022.

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
ABM Industries Incorporated
S&P 500 Index
S&P SmallCap 600 Index

	INDEXED RETURNS Years Ended October 31,
Company / Index	2018	2019	2020	2021	2022	2023
ABM Industries Incorporated	$100.0	$121.0	$117.8	$151.9	$156.5	$141.2
S&P 500 Index	$100.0	114.3	125.4	179.3	153.1	168.6
S&P SmallCap 600 Index	$100.0	103.2	95.3	151.4	133.5	123.3
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

Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day. Our principal operations are in the United States, and in 2023 our U.S. operations generated approximately 93% of our revenues.
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

•the team member experience, by investing in workforce management, training, developing the next generation of ABM leaders, and building on our inclusive culture; and

•our use of technology and data to power client and employee experiences with cutting-edge data and analytics, processes, and tools that we expect to fundamentally change how we operate our business.
We believe that our technology and data investments will enable: the development and deployment of client-facing technology to improve service delivery to our clients; the use of advanced data analytics for sales targeting, employee retention, and recruiting; and the upgrade of our Enterprise Resource Planning and payroll systems.

Developments and Trends

Macro-Economic Environment in Commercial Real Estate and Other
We actively monitor the economic environment and its potential impact on demand for our services and our financial condition. Largely driven by the lingering effects of the Pandemic, especially the normalization of hybrid work, the commercial real estate industry, particularly multi-tenant and owner-occupied commercial office buildings, is experiencing an increase in vacancy rates. Given that Class A and high-quality commercial office buildings are a key end market for the Company, we expect a decline in demand for janitorial services and work orders in these markets near-term. As a result, we expect our B&I industry to experience muted growth in the near-term. Longer term, we expect the vacancy rates of Class A and high-quality buildings to gradually decrease and our volume of work to stabilize.
We expect a large client within M&D to rebid and rebalance their work needs in 2024 as part of their procurement process. While we still expect to retain a large portion of this business, we expect M&D’s financial results to be impacted in the near-term.
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
With the assistance of third-party actuaries, we review our estimate of ultimate losses for IBNR Claims on a quarterly basis and adjust our required self-insurance reserves as appropriate. As part of this evaluation, we review the status of existing and new claim reserves as established by third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to the actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, such as IBNR Claims. We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
The actuarial reviews demonstrate that the changes we have made to our risk management program continue to positively impact the frequency and severity of claims. Furthermore, we continue to adjust our reserves consistent with known fact patterns. Based on the results of the actuarial reviews performed, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2023 by $14.8 million. In 2022, we decreased our total reserves related to prior year claims by $36.8 million.

Key Financial Highlights
•Revenues increased by $289.8 million, or 3.7%, to $8,096.4 million during 2023, as compared to 2022. Revenue growth was comprised of organic growth of 2.4% and acquisition growth of 1.3%. Acquisition growth of $104.4 million was driven by the RavenVolt and Momentum acquisitions, completed in the fourth and second quarter of 2022, respectively. Organic growth was primarily driven by the strong leisure and business travel markets served by Aviation, expansion of new business and growth with current customers in M&D, and net new business wins in Education. The increase in revenues was partially offset by a decrease in the overall volume of work orders, lower project revenues within Technical Solutions, and soft commercial office market conditions in B&I.
•Operating profit increased by $60.7 million to $409.5 million during 2023, as compared to 2022. The increase in operating profit was attributable to the revenue increase and:
•a decrease in the fair value of the contingent consideration related to the RavenVolt Acquisition; and
•an Employee retention credit (“ERC”) refund received.
The increase was partially offset by:
•a decrease in favorable self-insurance adjustments related to prior year claims as a result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans; and
•a decrease in work orders, which are generally more profitable than contracted service.
•Our effective tax rate on income was 24.1% for 2023, as compared to 25.7% during 2022.
•Net cash provided by operating activities was $243.3 million during 2023. Our net cash provided by operating cash activities were higher than prior year, primarily due to the timing of certain working capital requirements, which included a $143.8 million payment for the Bucio case in 2022, and the related income tax benefit.
•Dividends of $57.5 million were paid to shareholders, and dividends totaling $0.88 per common share were declared during 2023. Additionally, we repurchased 3.3 million of shares for $138.1 million, including excise taxes during 2023.
•At October 31, 2023, total outstanding borrowings under our Amended Credit Facility were $1,313.8 million, and we had up to $483.0 million of borrowing capacity.

Results of Operations

Consolidated

	Years Ended October 31,			2023 vs. 2022
($ in millions)	2023	2022	2021	Increase / (Decrease)
Revenues	$8,096.4	$7,806.6	$6,228.6	$289.8	3.7%
Operating expenses	7,037.6	6,757.5	5,258.2	280.1	4.1%
Gross margin	13.1%	13.4%	15.6%	(36) bps
Selling, general and administrative expenses	572.8	628.3	719.2	(55.5)	(8.8)%
Amortization of intangible assets	76.5	72.1	45.0	4.4	6.1%
Operating profit	409.5	348.8	206.3	60.7	17.4%
Income from unconsolidated affiliates	3.9	2.4	2.1	1.5	60.1%
Interest expense	(82.3)	(41.1)	(28.6)	(41.2)	(99.9)%
Income before income taxes	331.1	310.0	179.8	21.1	6.8%
Income tax provision	(79.7)	(79.6)	(53.5)	(0.1)	(0.2)%
Net income	251.3	230.4	126.3	20.9	9.1%
Other comprehensive income
Interest rate swaps	(0.5)	36.7	4.5	(37.2)	NM*
Foreign currency translation and other	7.3	(19.8)	5.3	27.1	NM*
Income tax provision	0.1	(10.5)	(1.5)	10.6	NM*
Comprehensive income	$258.1	$236.9	$134.5	$21.2	9.0%
*Not meaningful
The Year Ended October 31, 2023, Compared with the Year Ended October 31, 2022
Revenues
Revenues increased by $289.8 million, or 3.7%, to $8,096.4 million during 2023, as compared to 2022. Revenue growth was comprised of organic growth of 2.4% and acquisition growth of 1.3%. Acquisition growth of $104.4 million was driven by the RavenVolt and Momentum acquisitions, completed in the fourth and second quarter of 2022, respectively. Organic growth was primarily driven by the strong leisure and business travel markets served by Aviation, expansion of new business and growth with current customers in M&D, and net new business wins in Education. The increase in revenues was partially offset by a decrease in the overall volume of work orders, lower project revenues within Technical Solutions, and soft commercial office market conditions in B&I.
Operating Expenses
Operating expenses increased by $280.1 million, or 4.1%, to $7,037.6 million during 2023, as compared to 2022. Gross margin decreased by 36 bps to 13.1% in 2023, as compared to 13.4% in 2022. The decrease in gross margin was primarily driven by the decrease in favorable self-insurance adjustments related to prior year claims as a result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans. In addition, gross margins were impacted by a decrease in work orders, which are generally more profitable than contracted service.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $55.5 million, or 8.8%, to $572.8 million during 2023, as compared to 2022. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $45.6 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition;
•a $24.0 million benefit from ERC refunds received; and

•a $6.6 million decrease in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
This decrease was partially offset by:
•a $10.8 million increase in bad debt, of which $7.7 million relates to a favorable adjustment in the prior year;
•an absence of a $7.6 million gain on the sale of a group of customer contracts related to healthcare technology management services within Technical Solutions during 2022; and
•a $4.6 million increase in unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
Amortization of Intangible Assets
Amortization of intangible assets increased by $4.4 million, or 6.1%, to $76.5 million during 2023, as compared to 2022. This increase was primarily due to the amortization of intangibles acquired as part of the RavenVolt and Momentum acquisitions.
Interest Expense
Interest expense increased by $41.2 million, or 99.9%, to $82.3 million during 2023, as compared to 2022, primarily driven by higher interest rates on our debt borrowings.
Income Taxes
During 2023 and 2022, we had effective tax rates of 24.1% and 25.7%, respectively, resulting in a provision for tax of $79.7 million and $79.6 million, respectively. . Our effective tax rate for 2023 was impacted by a $12.8 million benefit related to the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition, a $2.2 million benefit for share-based compensation; and a $1.5 million benefit for return to provision adjustment primarily related to state and local deferred income taxes; partially offset by a $4.8 million expense related to non-deductible executive compensation. Our effective tax rate for 2022 was impacted by the following items: an $8.1 million benefit for uncertain tax positions with expiring statutes; a $1.4 million benefit for share-based compensation; and a $1.3 million return to provision adjustments.
Interest Rate Swaps
We had a loss of $0.5 million on interest rate swaps during the year ended October 31, 2023, as compared to a gain of $36.7 million during the year ended October 31, 2022, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation and Other
We had a foreign currency translation gain of $7.3 million during the year ended October 31, 2023, as compared to a foreign currency translation loss of $19.8 million during the year ended October 31, 2022. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.
The Year Ended October 31, 2022, Compared with the Year Ended October 31, 2021
For a comparison of our Results of Operations for the year ended October 31, 2022, to the year ended October 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on December 21, 2022.

Segment Information
Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions.
Financial Information for Each Reportable Segment

	Years Ended October 31,			2023 vs. 2022
($ in millions)	2023	2022	2021	Increase / (Decrease)
Revenues
Business & Industry	$4,089.4	$4,095.9	$2,853.8	$(6.5)	(0.2)%
Manufacturing & Distribution	1,526.7	1,445.2	1,363.1	81.5	5.6%
Education	880.4	834.7	830.8	45.7	5.5%
Aviation	925.7	804.0	651.1	121.7	15.1%
Technical Solutions	674.2	626.8	529.8	47.4	7.6%
	$8,096.4	$7,806.6	$6,228.6	$289.8	3.7%
Operating profit (loss)
Business & Industry	$315.6	$334.9	$285.9	$(19.3)	(5.7)%
Operating profit margin	7.7%	8.2%	10.0%	(46) bps
Manufacturing & Distribution	161.7	161.8	155.5	(0.1)	—%
Operating profit margin	10.6%	11.2%	11.4%	(60) bps
Education	49.7	47.1	61.5	2.6	5.5%
Operating profit margin	5.6%	5.6%	7.4%	— bps
Aviation	60.0	29.3	32.1	30.7	NM*
Operating profit margin	6.5%	3.6%	4.9%	283 bps
Technical Solutions	53.2	63.8	49.4	(10.6)	(16.5)%
Operating profit margin	7.9%	10.2%	9.3%	(228) bps
Government Services	—	(0.3)	(0.2)	0.3	NM*
Operating profit margin	NM*	NM*	NM*	NM*
Corporate	(226.6)	(284.5)	(374.6)	(57.9)	20.3%
Adjustment for income from unconsolidated affiliates, included in Aviation	(3.9)	(2.4)	(2.1)	(1.5)	(60.1)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(0.9)	(1.2)	0.6	66.8%
	$409.5	$348.8	$206.3	$60.7	17.4%
*Not meaningful

The Year Ended October 31, 2023, Compared with the Year Ended October 31, 2022

Business & Industry
	Years Ended October 31,
($ in millions)	2023	2022	Increase
Revenues	$4,089.4	$4,095.9	$(6.5)	(0.2)%
Operating profit	315.6	334.9	(19.3)	(5.7)%
Operating profit margin	7.7%	8.2%	(46) bps
B&I revenues decreased by $6.5 million, or 0.2%, to $4,089.4 million during 2023, as compared to 2022. This decrease in revenue was comprised of acquisition growth of 0.8%, offset by organic decrease of 0.9%. Acquisition growth of $32.1 million was driven by the Momentum Acquisition, completed in the second quarter of 2022. Organic decrease was primarily driven by decrease in work orders, soft commercial office market conditions, and the expected attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $270.1 million and $227.8 million during 2023 and 2022, respectively.
Operating profit decreased by $19.3 million, or 5.7%, to $315.6 million during 2023, as compared to 2022. Operating profit margin decreased by 46 bps to 7.7% in 2023 from 8.2% in 2022. The decrease in operating profit margin was primarily driven by a decrease in work orders, which are generally more profitable than contracted service, the change in contract mix, and an increase in direct labor and related costs due to a limited labor supply in certain non-union markets. The decrease was partially offset by lower amortization of intangible assets.

Manufacturing & Distribution
	Years Ended October 31,
($ in millions)	2023	2022	Increase
Revenues	$1,526.7	$1,445.2	$81.5	5.6%
Operating profit	161.7	161.8	(0.1)	—%
Operating profit margin	10.6%	11.2%	(60) bps
M&D revenues increased by $81.5 million, or 5.6%, to $1,526.7 million during 2023, as compared to 2022. The increase was primarily attributable to the net new business wins and the expansion of business with existing customers, partially offset by a decrease in work orders.
Operating profit decreased by $0.1 million, to $161.7 million during 2023, as compared to 2022. Operating profit margin decreased by 60 bps to 10.6% in 2023 from 11.2% in 2022. The decrease in operating profit margin was primarily attributable to the change in contract mix and decrease in work orders, which are generally more profitable than contracted service.

Education
	Years Ended October 31,
($ in millions)	2023	2022	Increase
Revenues	$880.4	$834.7	$45.7	5.5%
Operating profit	49.7	47.1	2.6	5.5%
Operating profit margin	5.6%	5.6%	— bps
Education revenues increased by $45.7 million, or 5.5%, to $880.4 million during 2023, as compared to 2022. The increase was primarily attributable to net new business wins, partially offset by a decrease in work orders.
Operating profit increased by $2.6 million, or 5.5% to $49.7 million during 2023, as compared to 2022. Operating profit margin of 5.6% in 2023 was consistent with 2022. The operating profit margin was positively impacted by labor efficiencies and lower amortization of intangible assets, offset by an increase in start-up supplies to support new business growth and the decrease in work orders, which are generally more profitable than contracted service.

Aviation
	Years Ended October 31,
($ in millions)	2023	2022	Increase
Revenues	$925.7	$804.0	$121.7	15.1%
Operating profit	60.0	29.3	30.7	NM*
Operating profit margin	6.5%	3.6%	283 bps
Aviation revenues increased by $121.7 million, or 15.1% to $925.7 million, during 2023, as compared to 2022. The increase was primarily attributable to a recovery in leisure and business travel (both domestic and international) and new parking-related services. In addition, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized in prior periods. The related revenue was not recognized in the prior periods since the criteria for revenue recognition was not met until February 2023. Management reimbursement revenues for this segment totaled $31.8 million and $52.6 million during 2023 and 2022, respectively.
Operating profit increased by $30.7 million, to $60.0 million during 2023, as compared to 2022. Operating profit margin increased to 6.5% during 2023, from 3.6% during 2022. The increase in operating profit margin was primarily attributable to the $11.4 million in revenue from an Aviation parking project. Operating profit margin was negatively impacted by an increase in direct labor and related costs due to increased headcounts as travel continues to recover.

Technical Solutions
	Years Ended October 31,
($ in millions)	2023	2022	Increase / (Decrease)
Revenues	$674.2	$626.8	$47.4	7.6%
Operating profit	53.2	63.8	(10.6)	(16.5)%
Operating profit margin	7.9%	10.2%	(228) bps
Technical Solutions revenues increased by $47.4 million, or 7.6%, to $674.2 million during 2023, as compared to 2022. Revenue growth included acquisition growth of 11.5%, which was partially offset by an organic decrease of 3.9%. Acquisition growth of $72.3 million was driven by the RavenVolt Acquisition, which was completed in the fourth quarter of 2022. The organic revenue decrease was primarily driven by the decline in electric vehicle charging station installation sales and lower project revenues due to the timing of completions of certain bundled energy solutions projects.
Operating profit decreased by $10.6 million, or 16.5%, to $53.2 million during 2023, as compared to 2022. Operating profit margin decreased by 228 bps to 7.9% in 2023 from 10.2% in 2022. The decrease in operating profit margin was primarily attributable to a $7.6 million gain recognized on the sale of a group of customer contracts related to healthcare technology management services recognized in the prior year, and amortization of intangible assets related to the RavenVolt Acquisition, partially offset by the contract mix.

Corporate
	Years Ended October 31,
($ in millions)	2023	2022	Decrease
Corporate expenses	$(226.6)	$(284.5)	$(57.9)	20.3%
Corporate expenses decreased by $57.9 million, or 20.3%, to $226.6 million during 2023, as compared to 2022. The decrease in corporate expenses was primarily related to:
•a $45.6 million decrease in the fair value of contingent consideration related to the RavenVolt Acquisition;
•a $24.0 million benefit from ERC refunds received;
•a $6.6 million decrease in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;

•a $6.4 million decrease in compensation and related expenses primarily due to lower compensation under certain incentive plans; and
•a $2.4 million decrease in acquisition and integration costs primarily attributable to our prior years’ acquisitions.
This decrease was partially offset by:
•a $22.0 million decrease in favorable self-insurance adjustments related to prior year claims as the result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans; and
•a $4.6 million increase in unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed on our medical and dental self-insurance plans.
The Year Ended October 31, 2022, Compared with the Year Ended October 31, 2021
For a comparison of our Segment Information for the year ended October 31, 2022, to the year ended October 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on December 21, 2022.

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
We believe that our operating cash flows and borrowing capacity under our credit facility are sufficient to fund our cash requirements for at least a 12-month period from the issuance of these financial statements. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2023, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
On March 1, 2022, we entered into a new uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expired on March 30, 2023. This facility was considered a secured borrowing and provided the buyer with customary rights of termination upon the occurrence of certain events of default. We have guaranteed all of the sellers’ obligations under the facility.
During 2023, we made $32.5 million of principal payments under the term loan. At October 31, 2023, the total outstanding borrowings and standby letters of credit were $1,313.8 million and $58.2 million, respectively. At October 31, 2023, we had up to $483.0 million of borrowing capacity.

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
Share Repurchases
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. Effective December 9, 2022, and December 13, 2023, our Board of Directors expanded the Share Repurchase Program by $150.0 millionand $150.0 million, respectively. We repurchased shares under the share repurchase program during the year ended October 31, 2023, as summarized below. At October 31, 2023, authorization for $60.3 million of repurchases remained under the Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2023	2022
Total number of shares purchased	3.3	2.3
Average price paid per share(1)	$41.06	$42.15
Total cash paid for share repurchases(1)	$137.1	$97.5
(1) Average price paid per share and total cash paid for share repurchases do not include any excise tax for stock repurchases as part of the Inflation Reduction Act of 2022.
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

	Years Ended October 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities	243.3	20.4	314.3
Net cash used in investing activities	(62.1)	(241.5)	(740.0)
Net cash (used in) provided by financing activities	(186.3)	235.5	92.4
Operating Activities
Net cash provided by operating activities of continuing operations increased by $222.9 million during 2023, as compared to 2022. The increase was primarily driven by a $143.8 million payments made for the Bucio settlement in 2022, and the related income tax benefit.
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
Investing Activities
Net cash used in investing activities changed by $179.5 million during 2023, as compared to 2022. The change was primarily related to the Momentum and RavenVolt acquisitions, completed in 2022.
Net cash used in investing activities changed by $498.5 million during 2022, as compared to 2021. The change was primarily related to the Able Acquisition during the fourth quarter of 2021, partially offset by Momentum and RavenVolt acquisitions.
Financing Activities
Net cash used in financing activities was $186.3 million in 2023, as compared to net cash provided by financing activities of $235.5 million in 2022. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility, as in 2022 we had higher borrowings to fund Momentum and RavenVolt acquisitions, and higher share repurchases in 2023.
Net cash provided by financing activities was $235.5 million in 2022, as compared to $92.4 million in 2021, primarily due to higher net borrowings to fund acquisitions and working capital requirements.
Dividends
On December 13, 2023, we announced a quarterly cash dividend of $0.225 per share on our common stock, payable on February 5, 2024, to shareholders of record on January 4, 2024. We declared a quarterly cash dividend on our common stock every quarter during 2023, 2022, and 2021. We paid total annual dividends of $57.5 million, $51.9 million, and $51.0 million during 2023, 2022, and 2021, respectively.

Material Cash Requirements from Contractual and Other Obligations

As of October 31, 2023, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments – Outstanding payments on our Amended Credit Facility were $1,313.8 million, with $32.5 million payable within 12 months. We have future interest payments based on our hedged borrowings under our Amended Credit Facility of $16.8 million, which is payable within 12 months. The interest payments on our remaining borrowings under the Amended Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 11, “Debt,” in the Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating and Finance Leases – We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. Operating and finance lease obligations were $168.0 million, with $42.2 million payable within 12 months. See Note 5, “Leases,” in the Financial Statements for further detail of our obligations and the timing of expected future payments.

•Service Concession Arrangements – As defined under Topic 853, Service Concession Arrangements, our leased location parking arrangements are represented as service concession arrangements. We had contractual payments for these arrangements of $88.2 million, with $25.0 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $122.4 million, with $41.0 million payable within 12 months.

•Benefit Obligations – Expected future payments relating to our defined benefit, postretirement, and deferred compensation plans were $38.2 million, with $3.3 million payable in 12 months. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2023.

In addition, our material cash requirements for other obligations, for which we cannot reasonably estimate future payments, include the following:

•Multiemployer Benefit Plans – In addition to our company sponsored benefit plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2023, 2022, and 2021, contributions made to these plans were $574.6 million, $555.1 million, and $348.8 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 12, “Employee Benefit Plans,” in the Financial Statements for more information.

•Self-Insurance Obligations – We may make payments for exposures for which we are self-insured, including workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. At October 31, 2023, our self-insurance reserves, net of recoverables, were $487.9 million. As these obligations do not have scheduled maturities, we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. See Note 10, “Insurance,” in the Financial Statements for further detail.

•Unrecognized Tax Benefits – At October 31, 2023, our total liability for unrecognized tax benefits was $11.6 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the utilization of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

•Contingent Consideration Payable in Connection with Our Acquisition of RavenVolt – At October 31, 2023, contingent consideration of up to $280.0 million in cash may be paid in calendar years 2024, 2025, and 2026, if the RavenVolt business achieves certain financial targets, as defined in the merger agreement, in calendar years 2023, 2024, and 2025. We do not expect the RavenVolt business to achieve the aforementioned financial targets for calendar year 2023, and as such, we do not expect contingent consideration to be payable in the next 12 months.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The surety bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2023, these letters of credit totaled $58.2 million, and surety bonds and surety-backed letters of credit totaled $776.2 million, respectively. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. We removed “Contingent Consideration” from our critical accounting policies and estimates in 2023. There have been no other significant changes to our critical accounting policies and estimates for the year ended October 31, 2023. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our Financial Statements.

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

At October 31, 2023, we had $2.5 billion of goodwill. Our goodwill is included in the following segments:

$1.1 billion — B&I

$502.2 million — M&D

$459.3 million — Education

$69.0 million — Aviation

$368.0 million — Technical Solutions

A goodwill impairment analysis was performed for each of our reporting units on August 1, 2023. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value, with the exception of the Education reporting unit, where the excess of the fair value over its carrying value was less than 20%. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion. We concluded there were no indicators of impairment.

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

After analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we decreased our total reserves related to prior years known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2023 by $14.8 million. In 2022, we decreased our total reserves related to prior years claims by $36.8 million.

It is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our projected ultimate losses would have affected net income by approximately $35.1 million for 2023.

Accounting Pronouncements

Accounting Standard Updates	Topic	Summary	Effective Date/ Method of Adoption
2022-04	Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	This Accounting Standard Update (“ASU”), issued in September 2022, is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude.

		While we are currently evaluating the impact of implementing this guidance on our financial statements, we do not expect adoption to have a material impact.	This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted.
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU, issued in November 2023, improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. We are currently evaluating the impact of implementing this guidance on our financial statements; however, we do not expect adoption to have a material impact.
This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates.
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Amended Credit Facility, as further described in Note 11, “Debt,” in the Financial Statements. Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month SOFR plus a spread. Euro- and sterling-denominated borrowings under the revolver bear at rate equal to the EURIBOR and SONIA reference rates, respectively, plus a spread. At October 31, 2023, we had total outstanding borrowings of $1,313.8 million. To limit exposure to upward movements in interest rates associated with our floating-rate, SOFR-based borrowings, we entered into interest rate swap agreements to fix the interest rates on a portion of our outstanding borrowings. At October 31, 2023, we had interest rate swaps with an underlying notional amount of $820.1 million and fixed interest rates ranging from 1.72% to 3.81%. Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2023 and 2022, a 100 basis point increase in SOFR, EURIBOR, and SONIA would decrease our future earnings and cash flows by $5.4 million and $5.2 million, respectively. As actual interest rate movements over time are uncertain, our interest rate swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2023, the fair value of our interest rate swap agreements was an asset of $36.4 million.
Foreign Currency Exchange Rate Risk
We are primarily exposed to the impact of foreign exchange rate risk through our UK and Ireland operations where the functional currency is the British pound sterling (“GBP”) and Euro (“EUR”), respectively. As we intend to remain permanently invested in these foreign operations, we do not utilize hedging instruments to mitigate foreign currency exchange risks. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (the Company) as of October 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 18, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of self-insurance liabilities

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company uses a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. The balance of casualty program insurance reserves, net of recoverables, as of October 31, 2023, amounted to $487.9 million. The Company engages actuaries to estimate its self-insurance liabilities at least annually.

We identified the evaluation of certain self-insurance liabilities as a critical audit matter because it involves a high degree of judgment and actuarial expertise to assess: (1) the actuarial models used and (2) estimated incurred but not reported claims based on application of loss development factors to historical claims experience.

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
December 18, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited ABM Industries Incorporated and subsidiaries' (the Company) internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated December 18, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
New York, New York
December 18, 2023

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$69.5	$73.0
Trade accounts receivable, net of allowances of $25.0 and $22.6 at October 31, 2023 and 2022, respectively	1,365.0	1,278.7
Costs incurred in excess of amounts billed	139.2	75.8
Prepaid expenses	78.5	82.1
Other current assets	58.6	51.6
Total current assets	1,710.7	1,561.2
Other investments	28.8	14.5
Property, plant and equipment, net of accumulated depreciation of $326.5 and $296.9 at October 31, 2023 and 2022, respectively	131.5	125.4
Right-of-use assets	113.4	115.2
Other intangible assets, net of accumulated amortization of $438.3 and $459.8 at October 31, 2023 and 2022, respectively	302.9	378.5
Goodwill	2,491.3	2,485.6
Other noncurrent assets	155.0	188.5
Total assets	$4,933.7	$4,868.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.5	$181.5
Trade accounts payable	299.1	315.5
Accrued compensation	249.7	246.6
Accrued taxes—other than income	58.9	124.7
Deferred revenue	90.1	46.3
Insurance claims	177.0	171.4
Income taxes payable	17.9	6.6
Current portion of lease liabilities	32.5	30.3
Other accrued liabilities	261.2	230.2
Total current liabilities	1,217.9	1,353.2
Long-term debt, net	1,279.8	1,086.3
Long-term lease liabilities	98.8	104.5
Deferred income tax liability, net	85.0	89.7
Noncurrent insurance claims	387.5	387.7
Other noncurrent liabilities	61.1	126.0
Noncurrent income taxes payable	3.7	4.2
Total liabilities	3,133.8	3,151.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,847,387 and 65,587,894 shares issued and outstanding at October 31, 2023 and 2022, respectively	0.6	0.7
Additional paid-in capital	558.9	675.5
Accumulated other comprehensive loss, net of taxes	(9.2)	(16.2)
Retained earnings	1,249.6	1,057.2
Total stockholders’ equity	1,799.9	1,717.2
Total liabilities and stockholders’ equity	$4,933.7	$4,868.9
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
(in millions, except per share amounts)	2023	2022	2021
Revenues	$8,096.4	$7,806.6	$6,228.6
Operating expenses	7,037.6	6,757.5	5,258.2
Selling, general and administrative expenses	572.8	628.3	719.2
Amortization of intangible assets	76.5	72.1	45.0
Operating profit	409.5	348.8	206.3
Income from unconsolidated affiliates	3.9	2.4	2.1
Interest expense	(82.3)	(41.1)	(28.6)
Income before income taxes	331.1	310.0	179.8
Income tax provision	(79.7)	(79.6)	(53.5)
Net income	251.3	230.4	126.3
Other comprehensive income
Interest rate swaps	(0.5)	36.7	4.5
Foreign currency translation and other	7.3	(19.8)	5.3
Income tax provision	0.1	(10.5)	(1.5)
Comprehensive income	$258.1	$236.9	$134.5
Net income per common share
Basic	$3.81	$3.44	$1.87
Diluted	3.79	3.41	1.86
Weighted-average common and common equivalent shares outstanding
Basic	66.0	67.1	67.4
Diluted	66.3	67.5	68.0
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2023		2022		2021
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	65.5	$0.7	67.3	$0.7	66.7	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.6	—	0.6	—	0.6	—
Repurchase of common stock, including excise taxes	(3.3)	(0.1)	(2.3)	—	—	—
Balance, end of year	62.8	0.6	65.5	0.7	67.3	0.7
Additional Paid-in Capital
Balance, beginning of year		675.5		750.9		724.1
Taxes withheld under employee stock purchase and share-based compensation plans, net		(9.0)		(8.4)		(6.7)
Share-based compensation expense		30.5		30.5		33.5
Repurchase of common stock, including excise taxes		(138.1)		(97.5)		—
Balance, end of year		558.9		675.5		750.9
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(16.2)		(22.5)		(30.8)
Other comprehensive income		6.9		6.3		8.2
Balance, end of year		(9.2)		(16.2)		(22.5)
Retained Earnings
Balance, beginning of year		1,057.2		880.2		806.4
Net income		251.3		230.4		126.3
Dividends
Common stock ($0.88, $0.78, and $0.76 per share)		(57.5)		(51.9)		(51.0)
Stock issued under share-based compensation plans		(1.5)		(1.5)		(1.5)
Balance, end of year		1,249.6		1,057.2		880.2
Total Stockholders’ Equity		$1,799.9		$1,717.2		$1,609.2
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$251.3	$230.4	$126.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	120.7	112.4	89.9
Impairment loss on fixed assets	—	—	9.1
Deferred income taxes	(4.9)	67.7	(48.0)
Share-based compensation expense	30.5	30.5	33.5
Provision for/(Recovery of) bad debt	3.0	(7.7)	0.6
Amortization of accumulated other comprehensive gain on interest rate swaps	—	(4.8)	(6.4)
Discount accretion on insurance claims	0.4	0.1	0.1
(Gain)/Loss on sale of assets	(0.1)	(0.8)	0.2
Income from unconsolidated affiliates	(3.9)	(2.4)	(2.1)
Distributions from unconsolidated affiliates	1.9	1.9	1.9
Change in fair value of contingent consideration	(45.6)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(152.7)	(143.8)	(124.5)
Prepaid expenses and other current assets	(7.4)	19.7	6.8
Right-of-use assets	1.8	14.7	19.3
Other noncurrent assets	33.8	(21.2)	13.8
Trade accounts payable and other accrued liabilities	(3.8)	(143.0)	265.7
Long-term lease liabilities	(5.7)	(15.2)	(16.3)
Insurance claims	5.0	(17.4)	(28.4)
Income taxes payable	15.1	(31.8)	8.3
Other noncurrent liabilities	3.8	(69.0)	(35.4)
Total adjustments	(8.0)	(210.0)	188.0
Net cash provided by operating activities	243.3	20.4	314.3
Cash flows from investing activities
Additions to property, plant and equipment	(52.6)	(50.8)	(34.3)
Proceeds from sale of assets	2.9	6.0	4.4
Investments in equity securities	(12.4)	(2.1)	—
Purchase of business, net of cash acquired	—	(194.6)	(710.2)
Net cash used in investing activities	(62.1)	(241.5)	(740.0)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(10.5)	(9.9)	(8.1)
Repurchases of common stock, including excise taxes	(138.1)	(97.5)	—
Dividends paid	(57.5)	(51.9)	(51.0)
Deferred financing costs paid	—	—	(6.4)
Borrowings from debt	1,178.5	1,479.4	357.7
Repayment of borrowings from debt	(1,136.0)	(1,096.9)	(194.2)
Changes in book cash overdrafts	(20.3)	4.3	(17.9)
Financing of energy savings performance contracts	0.5	9.9	15.1
Repayment of finance lease obligations	(3.0)	(1.9)	(2.8)
Net cash (used in) provided by financing activities	(186.3)	235.5	92.4
Effect of exchange rate changes on cash and cash equivalents	1.6	(4.2)	1.9
Net (decrease) increase in cash and cash equivalents	(3.5)	10.2	(331.4)
Cash and cash equivalents at beginning of year	73.0	62.8	394.2
Cash and cash equivalents at end of year	$69.5	$73.0	$62.8

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2023	2022	2021
Supplemental cash flow information
Income tax payments, net	$69.1	$46.4	$93.5
Interest paid on credit facility	89.4	28.9	14.3
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
Other Current Assets
At October 31, 2023 and 2022, other current assets primarily consisted of other receivables, short-term insurance recoverables, and capitalized commissions.
Other Investments
At October 31, 2023 and 2022, other investments primarily consisted of preferred equity investments and investments in unconsolidated affiliates and were $28.8 million and $14.5 million, respectively. We did not recognize any impairment charges on these investments in 2023, 2022, or 2021.
Preferred Equity investments
We own non-controlling interests (generally under 20%) in entities that provide specialized services. Our investments do not have readily determinable fair values; therefore, we measure the investment at initial cost less impairment, if any.
Investments in Unconsolidated Affiliates
We own non-controlling interests (generally 20% to 50%) in certain affiliated entities that predominantly provide facility solutions to governmental and commercial clients, primarily in the United States and the Middle East. We have significant influence over such investments and account for them under the equity method of accounting. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. An impairment loss is recognized to the extent that the estimated fair value of the investment is less than its carrying amount and we determine that the impairment is other than temporary.
Property, Plant and Equipment
We record property, plant and equipment at cost. Repairs and maintenance expenditures are expensed as incurred. In contrast, we capitalize major renewals or replacements that substantially extend the useful life of an asset. We determine depreciation for financial reporting purposes using the straight-line method over the following estimated useful lives:

Category	Years
Computer equipment and software	3–7
Machinery and other equipment	3–5
Transportation equipment	1.5–10
Buildings	10–40
Furniture and fixtures	5
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
Leases
We account for our leases in accordance with ASU 2016-02, Leases (Topic 842). Topic 842 requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability. We made the accounting policy election to not recognize leases with an initial term of 12 months or less on the balance sheet and will expense payments for such leases on a straight-line basis over the lease term. We also elected to not separate lease components from non-lease components.
We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The present value of future lease payments is determined using our incremental borrow rate (“IBR”) unless the implicit rate in the lease is readily determinable. Our IBR is equal to our rate of interest adjusted for term differences. This IBR is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities.
Our lease terms range from one to 30 years. Some leases include options to renew or extend. We typically include extension options in a lease term when it is reasonably certain that we will exercise that option and when doing so is at our sole discretion. Certain equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, then we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease certain real estate assets that we no longer use to third parties.
Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts.
Certain of our lease agreements include variable rent payments consisting primarily of rental payments adjusted periodically for inflation, maintenance, and utilities. These costs are expensed as incurred. Certain of our parking arrangements also contain variable rent payments that are a percentage of parking services revenue based on contractual levels. We record contingent rent as it becomes probable that specified targets will be met. Variable rent lease components are not included in the lease liability.
Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Lease costs associated with these arrangements are recorded as a reduction of revenues. See Note 4, “Revenues,” for further discussion.
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
Other Noncurrent Assets
At October 31, 2023 and 2022, other noncurrent assets primarily consisted of long-term insurance recoverables, interest rate swap assets, capitalized commissions, cloud computing arrangements, prepayments to carriers for future insurance claims, and insurance deposits.
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
Other Accrued Liabilities
At October 31, 2023 and 2022, other accrued liabilities primarily consisted of contract liabilities, employee benefits, ESPC liabilities, unclaimed property, legal fees and settlements, and dividends payable.
Other Noncurrent Liabilities
At October 31, 2023 and 2022, other noncurrent liabilities primarily consisted of deferred compensation, contingent consideration liability, long-term finance leases, and retirement plan liabilities.
Contracts with Customers
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Once a contract is identified, we evaluate whether it is a combined or single contract and whether it should be accounted for as more than one performance obligation. Generally, most of our contracts are cancelable by either party without a substantive penalty, and the majority of our contracts have a notification period of 30 to 90 days. If a contract includes a cancellation clause, the remaining contract term is limited to the required termination notice period.
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
Management reimbursement revenue was $302.3 million, $280.6 million, and $240.3 million during 2023, 2022, and 2021, respectively.
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
We recognize revenue over time for all of our services as we perform them, because (i) control continuously transfers to the customer as work progresses, or (ii) we have the right to bill the customer as costs are incurred. The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.
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
Advertising
Advertising costs are expensed as incurred. During 2023, 2022, and 2021, advertising expense was $8.8 million, $6.0 million, and $6.2 million, respectively.
Share-Based Compensation
Our current share-based awards principally consist of restricted stock units (“RSUs”) and performance share awards. We recognize compensation costs associated with these awards in selling, general and administrative expenses. For RSUs and performance share awards, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Since our total shareholder return (“TSR”) performance share awards are performance awards with a market condition, the compensation costs associated with these awards are determined using a Monte Carlo simulation valuation model. For RSUs and TSR performance share awards, compensation cost is recognized over the period that an employee provides service in exchange for the award. We recognize compensation cost associated with other performance share awards over the requisite service period based on the probability of achievement of performance criteria.
Taxes Collected from Clients and Remitted to Governmental Agencies
We record taxes on client transactions due to governmental agencies as receivables and liabilities on the Consolidated Balance Sheets.
Net Income Per Common Share
Basic net income per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted-average number of common shares outstanding during the period, adjusted to include the potential dilution from the conversion of RSUs, vesting of performance shares, and exercisable stock options.
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
During the year ended October 31, 2023, we received and recorded an employee retention credit totaling $24.0 million, within the “Selling, general and administrative expenses” on the unaudited Consolidated Statements of Comprehensive Income.
Recently Adopted Accounting Standards
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
Recently Issued Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of implementing this guidance on our financial statements; however, we do not expect adoption to have a material impact.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This accounting update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of implementing this guidance on our financial statements; however, we do not expect adoption to have a material impact.
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
To estimate the fair value of the contingent consideration on the date of acquisition, we used the Real Options method. The key assumptions used in our valuation were: i) forecast of revenues and EBITDA margins; ii) the volatility associated with the EBITDA; iii) risk-adjusted discount rate applied to forecasted EBITDA; and (iv) the credit-adjusted discount rate related to the payment of the contingent consideration. A simulation of one million scenarios was performed with the assistance of a third-party valuation specialist, resulting in a fair value for the cumulative contingent consideration for calendar years 2023 through 2025 totaling $59.0 million. There were no material adjustments to the fair value of the contingent consideration from September 1, 2022 to October 31, 2022.
At October 31, 2023, the estimate of the fair value of the contingent consideration was $13.4 million. Results of operations subsequent to the acquisition date and changes to management’s forecasts, as well as the accretion of the liability, resulted in a total decrease in fair value of $45.6 million. This decrease is recognized within the “Selling, general and administrative expenses” of the Consolidated Statements of Comprehensive Income. We do not expect the RavenVolt business to achieve the financial targets for calendar year 2023, and as such we do not expect contingent consideration to be payable in the next 12 months.
Final Acquisition Accounting
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. Goodwill arising from the RavenVolt Acquisition is not deductible for tax reporting purposes. There were no material changes made to preliminary acquisition accounting.
The following table summarizes the final acquisition accounting:

(in millions)
Cash and cash equivalents	$29.0
Trade accounts receivable	16.5
Other assets	3.8
Intangible assets	16.7
Goodwill	207.4
Trade accounts payable	(5.2)
Deferred revenue	(31.6)
Other accrued liabilities	(3.2)
Deferred income tax liability, net	(4.5)
Net assets acquired	$228.9
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. We have completed the acquisition accounting, and recorded final goodwill and intangibles of $42.9 million and $10.4 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $20.4 million and $18.9 million, respectively. Goodwill is not deductible for income tax purposes. There were no material changes made to preliminary acquisition accounting.
Disposition of Assets
During 2022, we sold a group of customer contracts for healthcare technology management within our Technical Solutions segment for $8.5 million and recognized a gain of $7.6 million, which is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
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

	Year Ended October 31, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,745.2	$1,330.8	$774.8	$146.9	$—	$4,997.7
Parking(2)	408.2	42.5	0.8	329.3	—	780.8
Facility Services(3)	936.0	153.4	104.8	32.0	—	1,226.2
Building & Energy Solutions(4)	—	—	—	—	674.2	674.2
Airline Services(5)	—	—	—	417.5	—	417.5
Total	$4,089.4	$1,526.7	$880.4	$925.7	$674.2	$8,096.4

	Year Ended October 31, 2022
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,746.6	$1,242.4	$720.6	$119.8	$—	$4,829.4
Parking(2)	354.3	36.6	0.9	311.7	—	703.6
Facility Services(3)	995.0	166.2	113.2	28.3	—	1,302.7
Building & Energy Solutions(4)	—	—	—	—	626.8	626.8
Airline Services(5)	—	—	—	344.2	—	344.2
Total	$4,095.9	$1,445.2	$834.7	$804.0	$626.8	$7,806.6
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

Remaining Performance Obligations
At October 31, 2023, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $332.8 million. We expect to recognize revenue on approximately 69% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
Contract Balances
The following tables present the balances in our contract assets and contract liabilities:

	As of October 31,
(in millions)	2023	2022
Contract assets
Billed trade receivables(1)	$1,219.6	$1,138.8
Unbilled trade receivables(1)	170.4	162.5
Costs incurred in excess of amounts billed(2)	139.2	75.8
Capitalized commissions(3)	30.2	30.9
(1) Included in “Trade accounts receivable, net” on the Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in “Other current assets” and “Other noncurrent assets” on the Consolidated Balance Sheets. During the year ended October 31, 2023, we capitalized $14.5 million of new costs and amortized $15.2 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Year Ended October 31, 2023
Contract liabilities(1)
Balance at beginning of year	$79.6
Additional contract liabilities	335.9
Recognition of deferred revenue	(274.3)
Balance at end of year	$141.2
(1) Included in other accrued liabilities on the Consolidated Balance Sheets.

5. LEASES

The components of lease assets and liabilities and their classification on our Consolidated Balance Sheets were as follows:

		As of October 31,
(in millions)	Classification	2023	2022
Lease assets
Operating leases	Right-of-use assets	$113.4	$115.2
Finance leases	Property, plant and equipment, net(1)	15.2	10.0
Total lease assets		$128.6	$125.2

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$32.5	$30.3
Finance leases	Other accrued liabilities	3.1	2.8
Noncurrent liabilities
Operating leases	Long-term lease liabilities	98.8	104.5
Finance leases	Other noncurrent liabilities	11.1	6.4
Total lease liabilities		$145.5	$144.1
(1) Finance lease assets are recorded net of accumulated amortization of $18.9 million and $16.9 million as of October 31, 2023 and October 31, 2022, respectively.
The components of lease costs and classification within the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended October 31,
(in millions)	2023	2022
Operating lease costs:
Operating expenses(1)(2)	$70.6	$60.2
Selling, general and administrative expenses(3)	25.4	25.7
Finance lease costs:
Operating expenses(4)	2.4	1.7
Interest expense(5)	0.5	0.4
Total lease costs	$99.0	$88.1
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.
The following table presents information on short-term and variable lease costs:

	Years Ended October 31,
(in millions)	2023	2022
Short-term lease costs	$53.5	$43.3
Variable lease costs	6.4	6.0
Total short-term and variable lease costs	$59.9	$49.3
Sublease income generated during the year ended October 31, 2023, was immaterial.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheets as of October 31, 2023, are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Fiscal 2024	$38.5	$3.8	$42.2
Fiscal 2025	27.9	3.8	31.7
Fiscal 2026	25.8	3.0	28.8
Fiscal 2027	19.4	1.4	20.8
Fiscal 2028	13.2	1.4	14.6
Thereafter	27.4	2.6	29.9
Total lease payments	152.1	15.9	168.0
Less: imputed interest	20.8	1.7	22.5
Present value of lease liabilities	$131.3	$14.2	$145.5
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of October 31, 2023, that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

	Years Ended October 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	5.5	5.7
Finance leases	5.2	3.5
Weighted-average discount rate
Operating leases	4.60%	4.09%
Finance leases	5.28%	3.82%

The following table includes supplemental cash and non-cash information related to operating leases:

	Years Ended October 31,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37.9	$35.3
Operating cash flows from finance leases	0.5	0.4
Financing cash flows from finance leases	3.0	1.9
Lease assets obtained in exchange for new operating lease liabilities	28.7	23.1
6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2023	2022	2021
Net income	$251.3	$230.4	$126.3

Weighted-average common and common equivalent shares outstanding — Basic	66.0	67.1	67.4
Effect of dilutive securities
RSUs	0.2	0.2	0.3
Performance shares	0.2	0.2	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	66.3	67.5	68.0

Net income per common share
Basic	$3.81	$3.44	$1.87
Diluted	$3.79	$3.41	$1.86
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2023	2022	2021
Anti-dilutive	0.3	—	—

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2023	2022
Cash and cash equivalents(1)	1	$69.5	$73.0
Insurance deposits(2)	1	3.1	0.9
Assets held in funded deferred compensation plan(3)	1	4.0	4.1
Debt facilities (4)	2	1,313.8	1,271.3
Interest rate swap assets(5)	2	36.4	36.9
Preferred equity investments(6)	3	15.4	3.0
Contingent consideration(7)	3	13.4	59.0
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. At October 31, 2023 and 2022, our interest rate swap assets and liabilities are included in “Other noncurrent assets” and “Other noncurrent liabilities,” respectively, on the accompanying Consolidated Balance Sheets. See Note 11, “Debt,” for further information.
(6) We purchased $12.4 million in a preferred equity investment and preferred stock warrants of a privately held company that specializes in the development of electric vehicle charging stations and related software during the year ended October 31, 2023, which we include within “Other investments” on the accompanying Consolidated Balance Sheet. Our total investments in preferred equity securities amounted to $15.4 million at October 31, 2023. Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost less impairment, if any.
(7) At October 31, 2023, our contingent consideration payable related to the RavenVolt Acquisition is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. At September 1, 2022, we recorded the contingent consideration at fair value of $59.0 million. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to our estimate. These changes in fair value are recognized within “Selling, general and administrative expenses” of the Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
There were no transfers to or from Level 3 financial assets or liabilities during 2023 and 2022. At October 31, 2022, the Company had no financial assets or liabilities recorded at fair value using Level 3 inputs.
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
During the first quarter of 2022, we performed a reorganization of our T&M segment, and reallocated $95.0 million of goodwill from our B&I segment to our M&D segment using a relative fair value approach. M&D’s goodwill balance was $502.2 million after the reorganization, which includes $407.2 million of previously recorded goodwill from our T&M segment. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and following the reallocation and determined that no impairment existed.
During the third quarter of 2021, we recognized a non-cash impairment charge totaling $9.1 million in our Corporate segment for previously capitalized internal-use software related to our Enterprise Resource Planning (“ERP”) system implementation. The Company determined that certain components that were previously developed would no longer be implemented. The impairment charge reduced the carrying value to zero for those components and is recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Comprehensive Income for the year ended October 31, 2021.
8. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	As of October 31,
(in millions)	2023	2022
Machinery and other equipment	$170.7	$158.7
Computer equipment and software	110.7	106.8
Transportation equipment	79.0	64.1
Leasehold improvements	69.3	67.0
Furniture and fixtures	19.8	17.3
Buildings	7.7	7.7
Land	0.8	0.7
	458.0	422.2
Less: Accumulated depreciation(1)	326.5	296.9
Total	$131.5	$125.4
(1) For 2023, 2022, and 2021, depreciation expense was $44.2 million, $40.3 million, and $45.0 million, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

(in millions)	Business & Industry	Manufacturing & Distribution	Education	Aviation	Technical Solutions	Total
Balance at October 31, 2021	$1,129.8	$407.2	$459.3	$69.9	$162.7	2,228.9
Acquisitions	61.7	—	—	—	207.5	269.2
Foreign currency translation	(8.7)	—	—	(1.1)	(2.7)	(12.6)
Reallocation (1)	(95.0)	95.0	—	—	—	—
Balance at October 31, 2022	$1,087.8	$502.2	$459.3	$68.7	$367.4	$2,485.6
Acquisitions (2)	1.3	—	—	—	(0.1)	1.1
Foreign currency translation	3.6	—	—	0.3	0.8	4.7
Balance at October 31, 2023	$1,092.9	$502.2	$459.3	$69.0	$368.0	$2,491.3
(1) In connection with the reorganization of our T&M segment in the first quarter of 2022, we reallocated $95.0 million of goodwill from our B&I segment to our M&D segment using a relative fair value approach.
(2) During 2023, represents final acquisition accounting adjustments to goodwill from RavenVolt and Momentum acquisitions. See Note 3, “Acquisitions and Dispositions,” for additional information.
We did not record goodwill impairment charges during fiscal years 2023 and 2022.
Other Intangible Assets

	As of October 31,
	2023			2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$714.1	$(413.2)	$300.9	$801.6	$(442.1)	$359.6
Trademarks and trade names	12.1	(11.1)	1.0	21.4	(15.4)	6.1
Contract rights and other	15.0	(14.0)	1.1	15.3	(2.4)	12.9
Total(1)	$741.2	$(438.3)	$302.9	$838.4	$(459.8)	$378.5
(1) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 11 years.

Estimated Annual Amortization Expense for Each of the Next Five Years

(in millions)	2024	2025	2026	2027	2028
Estimated amortization expense(1)	$54.4	$47.4	$41.3	$35.9	$30.9
(1) These amounts could vary as acquisitions of additional intangible assets occur in the future and as acquisition accounting is finalized for existing acquisitions.
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

10. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million to $1.5 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beginning November 1, 2023, retentions will range between $1.0 million and $5.0 million of exposure on a per-occurrence basis. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.5 million of exposure on a per-participant, per-year basis with respect to claims.
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
Insurance Reserve Adjustments
Actuarial Reviews and Updates Performed During 2023
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
During the first and third quarters of 2023, we performed comprehensive actuarial reviews of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the periods of May 1, 2022, through October 31, 2022, and November 1, 2022, through April 30, 2023, respectively (the “Actuarial Reviews”). The Actuarial Reviews were comprehensive in nature and were based on loss development patterns, trend assumptions, and underlying expected loss costs during the periods analyzed.
During the second and fourth quarters of 2023, we performed interim actuarial updates of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the respective periods analyzed (the “Interim Updates”). These Interim Updates were abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Reviews (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Reviews and Interim Updates, we decreased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2023 by $14.8 million. In 2022, we decreased our total reserves related to prior year claims by $36.8 million.
Insurance-Related Balances and Activity

	As of October 31,
(in millions)	2023	2022
Insurance claim reserves, excluding medical and dental	$555.0	$551.0
Medical and dental claim reserves and other	9.5	8.1
Insurance recoverables	67.1	71.0

At October 31, 2023 and 2022, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying Consolidated Balance Sheets.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2023	2022	2021
Net balance at beginning of year	$479.9	$508.3	$434.8
Change in case reserves plus IBNR Claims — current year	154.2	145.7	117.9
Change in case reserves plus IBNR Claims — prior years	(14.8)	(36.8)	(36.0)
Claims paid	(131.4)	(129.1)	(99.8)
Acquisition(1)	—	(8.2)	91.6
Net balance, October 31(2)	487.9	479.9	508.3
Recoverables	67.1	71.0	66.5
Gross balance, October 31	$555.0	$551.0	$574.8
(1) During 2021, insurance reserves increased as a result of the Able Acquisition.
(2) Includes reserves related to discontinued operations of approximately $0.1 million for 2023, $0.2 million for 2022, and $0.3 million for 2021.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2023	2022
Standby letters of credit	$53.5	$153.7
Surety bonds and surety-backed letters of credit	178.0	73.2
Restricted insurance deposits	3.1	0.9
Total	$234.7	$227.8

11. DEBT

Components of Debt

	As of October 31,
(in millions)	2023	2022
Current portion of long-term debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(1.0)	(1.0)
Current portion of term loan	$31.5	$31.5
Receivables facility	—	150.0
Current portion of debt	$31.5	$181.5

Long-term debt
Gross term loan	$536.3	$568.8
Unamortized deferred financing costs	(1.5)	(2.4)
Total noncurrent portion of term loan	534.8	566.3
Revolving line of credit(1)(2)	745.0	520.0
Long-term debt	$1,279.8	$1,086.3
(1) Standby letters of credit amounted to $58.2 million at October 31, 2023.
(2) At October 31, 2023, we had borrowing capacity of $483.0 million.
At October 31, 2023, and October 31, 2022, the weighted average interest rate on our outstanding borrowings, not including letters of credit and swaps, was 7.17%.and 4.97%, respectively.
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which were scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. We did not make this election for the Able Acquisition. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2023, we were in compliance with these covenants.
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
On March 1, 2022, we entered into an uncommitted receivable repurchase facility (the “Receivables Facility”) of up to $150 million, which expired on March 30, 2023. We accounted for the sale of receivables under the Receivables Facility as short-term debt and carried the receivables on the Consolidated Balance Sheets, primarily as a result of the requirement to repurchase receivables sold.
Long-Term Loan Maturities
During 2023, we made principal payments under the term loan of $32.5 million. As of October 31, 2023, the following principal payments are required under the term loan.

(in millions)	2024	2025	2026	2027	2028
Debt maturities	$32.5	$32.5	$1,248.8	$—	$—
Interest Rate Swaps
We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate, SOFR-based borrowings. Under these arrangements, we typically pay a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the agreement. We initially report the mark-to-market gain or loss on a derivative as a component of AOCL and subsequently reclassify the gain or loss into earnings when the hedged transactions occur and affect earnings. Interest payables and receivables under the swap agreements are accrued and recorded as adjustments to interest expense. All of our interest rate swaps have been designated and accounted for as cash flow hedges from inception. See Note 7, “Fair Value of Financial Instruments,” regarding the valuation of our interest rate swaps.

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 100.0 million	1.72%	February 9, 2022	June 28, 2026
$ 150.0 million	1.85%	February 25, 2022	June 28, 2026
$ 100.0 million	2.88%	May 4, 2022	June 28, 2026
$ 218.8 million(1)	2.83%	July 7, 2022	June 28, 2026
$ 81.3 million(1)	2.79%	July 18, 2022	June 28, 2026
$ 170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026.
At October 31, 2023 and 2022, amounts recorded in AOCL for interest rate swaps were a gain of $26.0 million, net of taxes of $10.5 million, and a gain of $26.8 million, net of taxes of $10.1 million, respectively. In 2022, these amounts included the gain associated with the interest rate swaps we terminated in 2018, which was amortized to interest expense as interest payments were made over the original term of our Credit Facility. During 2022, we amortized $3.5 million, net of taxes of $1.3 million, of that gain. At October 31, 2023, the total amount expected to be reclassified from AOCL to earnings during the next 12 months was $9.8 million, net of a taxes of $3.8 million.

12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All but one of the Plans are unfunded.
Information for the Plans

	As of October 31,
(in millions)	2023	2022
Net obligations	$6.1	$6.0
Projected benefit obligations(1)	11.9	12.2
Fair value of assets	5.8	6.2
(1) At October 31, 2023 and 2022, total projected benefit obligations related to unfunded and underfunded plans were $11.9 million and $12.2 million, respectively.
At October 31, 2023, assets of the Plans were fully invested in fixed income. The expected return on assets was $0.2 million in 2023, $0.4 million in 2022, and $0.3 million in 2021. The aggregate net periodic benefit cost for all Plans was $0.6 million, $0.1 million, and $0.3 million for 2023, 2022, and 2021, respectively. Future benefit payments in the aggregate are expected to be $11.0 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2023 and 2022, the total liability of all deferred compensation was $27.0 million and $27.5 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2023 and 2022, the fair value of these assets was $4.0 million and $4.1 million, respectively, and these amounts are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. Aggregate expense recognized under these deferred compensation plans was $0.5 million, $0.3 million, and $0.2 million for 2023, 2022, and 2021, respectively.
Defined Contribution Plans
We sponsor two defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2023, 2022, and 2021, we made matching contributions required by the plans of $29.8 million, $27.7 million, and $21.6 million, respectively.

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

Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

($ in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2023	2022	Pending/ Implemented	2023	2022	2021
Building Service 32BJ Pension Fund	13-1879376 / 001	Yellow 6/30/2022	Yellow 6/30/2021	Implemented	$21.4	$22.7	$18.8	No	12/15/2023 - 12/31/2027
S.E.I.U National Industry Pension Fund	52-6148540 / 001	Red 12/31/2022	Red 12/31/2021	Implemented	19.3	17.6	10.9	Yes	6/30/2024 - 7/31/2025
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2023	Green 1/31/2022	N/A*	13.0	12.8	5.3	N/A*	12/23/2023 - 6/30/2026
SEIU Local 1 & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2022	Green 9/30/2021	N/A*	4.8	5.8	3.9	N/A*	11/30/2023 - 5/31/2026
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2022	Green 12/31/2021	N/A*	4.6	4.4	6.6	N/A*	11/30/2026 - 12/31/2029
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2022	Green 12/31/2021	N/A*	2.4	2.2	2.0	N/A*	11/30/2026 - 12/31/2029
All Other Plans:					8.0	8.2	9.3
Total Contributions					$73.6	$73.8	$56.8
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
(5) Indicates whether our contribution in 2023 included an amount as imposed by a plan in the red zone in addition to the contribution rate specified in the applicable collective bargaining agreement.

Multiemployer Pension Plans for which ABM Is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500 (as of the plan’s year end)
Apartment Employees Trust Fund*	12/31/2022, 12/31/2021, and 12/31/2020
Arizona Sheet Metal Pension Trust Fund*	6/30/2022, 6/30/2021, and 6/30/2020
Building Service 32BJ Pension Fund	6/30/2022, 6/30/2021, and 6/30/2020
Building Service Pension Plan*	4/30/2022, 4/30/2021, and 4/30/2020
Central Pension Fund of the IUOE & Participating Employers	1/31/2023
Contract Cleaners Service Employees' Pension Plan*	12/31/2022, 12/31/2021, and 12/31/2020
IUOE Stationary Engineers Local 39 Pension Plan	12/31/2022, 12/31/2021, and 12/30/2020
Local 210's Pension Plan*	12/31/2022, 12/31/2021, and 12/31/2020
Local 670 Pension Plan*	12/31/2022
Massachusetts Service Employees Pension Plan*	12/31/2022, 12/31/2021, and 12/31/2020
S.E.I.U National Industry Pension Fund	12/31/2022, 12/31/2021, and 12/31/2020
SEIU Local 1 & Participating Employers Pension Trust	9/30/2022, 9/30/2021, and 9/30/2020
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2022, 12/31/2021, and 12/31/2020
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund*	12/31/2022, 12/31/2021, and 12/31/2020
Teamsters Local 617 Pension Fund*	2/28/2022, 2/28/2021, and 2/29/2020
U.S.W.U. Local 74 Welfare Fund*	12/31/2022, 12/31/2021, and 12/31/2020
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2023, 2022, and 2021, our contributions to the defined contribution plans were $59.2 million, $54.7 million, and $21.2 million, respectively.
Other Multiemployer Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2023, 2022, and 2021, our contributions to such plans were $441.8 million, $426.6 million, and $270.8 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented,except for the additions associated with the Able acquisition in 2022.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2023, these letters of credit totaled $58.2 million, and surety bonds and surety-backed letters of credit totaled $776.2 million, respectively.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2023 and 2022, total guarantees were $218.0 million and $230.5 million, respectively, and these guarantees extend through 2043 and 2042, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At October 31, 2023, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $13.9 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5.7 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Common Stock
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. Effective December 9, 2022, and December 13, 2023, our Board of Directors expanded the Share Repurchase Program by $150.0 millionand $150.0 million, respectively. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity
We repurchased shares under the share repurchase program during the year ended October 31, 2023, as summarized below. At October 31, 2023, authorization for $60.3 million of repurchases remained under the Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2023	2022
Total number of shares purchased	3.3	2.3
Average price paid per share(1)	$41.06	$42.15
Total cash paid for share repurchases(1)	$137.1	$97.5

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for stock repurchases as part of the Inflation Reduction Act of 2022.
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

No further shares are authorized for issuance under the 2006 Equity Plan. There are 3,975,000 total shares of common stock authorized for issuance under the 2021 Equity Plan, and at October 31, 2023, there were 2,363,005 shares of common stock available for grant for future equity-based compensation awards. In addition, there are certain plans under which we can no longer issue awards, such as the 2006 Equity Plan, although awards outstanding under such plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). As amended, there are 4,000,000 total shares of common stock authorized for issuance under the 2004 Employee Stock Purchase Plan. Effective May 1, 2006, the 2004 Employee Stock Purchase Plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2023, there were 357,656 remaining unissued shares under the 2004 Employee Stock Purchase Plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2023	2022	2021
RSUs	$17.7	$18.5	$17.6
Performance shares	12.7	12.0	15.8
Share-based compensation expense before income taxes	30.5	30.5	33.5
Income tax benefit	(8.6)	(8.6)	(9.4)
Share-based compensation expense, net of taxes	$21.8	$21.9	$24.1
RSUs and Dividend Equivalent Rights
We award RSUs to eligible employees and non-employee members of our Board of Directors (each, a “Grantee”) that entitle the Grantee to receive shares of our common stock as the units vest. RSUs granted to eligible employees after 2020 generally vest ratably over three years. RSUs granted to eligible employees prior to 2020 generally vest with respect to 50% of the underlying award on the second and fourth anniversary of the award. Upon the retirement of certain executive employees at age 60 with a minimum of 10 years of service to the Company, pursuant to the terms of their respective employment agreements, RSUs granted to such executive employees that were granted at least one year prior to termination by reason of retirement will continue to be eligible for vesting, exercise, and settlement, as applicable, on the originally scheduled vesting date. RSUs granted to non-employee directors vest on the first anniversary date of the grant date. In general, the receipt of RSUs is subject to the grantee’s continuing employment or service as a non-employee director.
RSUs are credited with dividend equivalent rights that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award.
RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2022	1.0	$38.58
Granted	0.5	44.37
Vested (including 0.2 shares withheld for income taxes)	(0.4)	38.80
Forfeited	(0.1)	42.71
Outstanding at October 31, 2023	1.0	$41.09
At October 31, 2023, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $19.5 million, which is expected to be recognized ratably over a weighted-average vesting period of 2.0 years.

In 2023, 2022, and 2021, the weighted-average grant date fair value per share of awards granted was $44.37, $41.63, and $40.22, respectively. In 2023, 2022, and 2021, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $17.1 million, $16.4 million, and $16.9 million, respectively.
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
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2022	1.0	$41.30
Granted	0.4	46.47
Vested (including 0.1 shares withheld for income taxes)	(0.4)	38.08
Performance adjustments	—	52.78
Forfeited	—	42.30
Outstanding at October 31, 2023	0.9	$44.43
At October 31, 2023, total unrecognized compensation cost related to performance share awards was $18.3 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of three years.
In 2023, 2022, and 2021, the weighted-average grant date fair value per share of awards granted was $46.47, $43.06, and $39.97, respectively. In 2023, 2022, and 2021, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $14.6 million, $13.6 million, and $9.0 million, respectively.
In 2023, 2022, and 2021, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.
Monte Carlo Assumptions

	2023	2022	2021
Expected life(1)	2.81 years	2.81 years	2.81 years
Expected stock price volatility(2)	39.9%	41.8%	42.9%
Risk-free interest rate(3)	4.0%	1.1%	0.2%
Stock price(4)	$46.19	$42.88	$40.75
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
(4) The stock price is the closing price of our common stock on the valuation date.
Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2023	2022	2021
Weighted-average fair value of granted purchase rights per share	$2.23	$2.19	$2.17
Common stock issued	0.1	0.1	0.1
Fair value of common stock issued per share	$42.40	$41.68	$41.18
Aggregate purchases	$3.4	$3.4	$3.3

16. INCOME TAXES

Geographic Sources of Income Before Income Taxes

	Years Ended October 31,
(in millions)	2023	2022	2021
United States	$294.3	$278.5	$152.8
Foreign	36.8	31.5	27.0
Income before income taxes	$331.1	$310.0	$179.8
Components of Income Tax Provision

	Years Ended October 31,
(in millions)	2023	2022	2021
Current:
Federal	$(50.6)	$3.5	$(66.3)
State	(25.0)	(6.0)	(27.4)
Foreign	(9.0)	(9.4)	(7.8)
Deferred:
Federal	(0.5)	(46.1)	34.9
State	5.3	(22.1)	13.2
Foreign	0.1	0.5	(0.1)
Income tax provision	$(79.7)	$(79.6)	$(53.5)
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Years Ended October 31,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.9	7.7	6.8
Federal and state tax credits	(1.0)	(1.5)	(2.6)
Impact of foreign operations	0.8	(0.1)	0.3
Changes in uncertain tax positions	0.1	(2.5)	1.5
Incremental tax benefit from share-based compensation awards	(0.7)	(0.5)	(0.4)
Energy efficiency incentives	(0.1)	(0.3)	(0.7)
Nondeductible executive compensation	1.4	1.4	0.4
Nontaxable RavenVolt contingent consideration	(3.9)	—	—
Other nondeductible expenses	0.6	0.3	2.3
Other, net	(1.0)	0.2	1.2
Effective tax rate	24.1%	25.7%	29.8%
During 2023 and 2022, we had effective tax rates of 24.1% and 25.7%, respectively, resulting in a provision for tax of $79.7 million and $79.6 million, respectively. Our effective tax rate for 2023 was impacted by a $12.8 million benefit related to the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition, a $2.2 million benefit for share-based compensation; and a $1.5 million benefit for return to provision adjustment primarily related to state and local deferred income taxes; partially offset by a $4.8 million expense related to non-deductible executive compensation. Our effective tax rate for 2022 was impacted by the following items: an $8.1 million benefit for uncertain tax positions with expiring statutes; a $1.4 million benefit for share-based compensation; and a $1.3 million return to provision adjustments.
Under various payroll tax provisions included in the CARES Act, through December 31, 2020, we deferred approximately $132 million of payroll tax. The deferred payroll tax has been remitted in full: $66 million was paid in

December 2021 and the remaining $66 million was paid in December 2022. The CARES Act did not have a material impact on our income tax provision.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2023	2022
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$95.2	$96.1
Deferred and other compensation	31.4	33.0
Accounts receivable allowances	7.8	5.8
Settlement liabilities	4.5	10.4
Other accruals	4.3	4.8
State taxes	1.5	1.2
State net operating loss carryforwards	2.6	3.2
Tax credits	2.3	3.1
Unrecognized tax benefits	3.6	3.3
Deferred payroll taxes	—	18.1
Operating lease liabilities	27.3	31.0
Gross deferred tax assets	180.5	210.0
Valuation allowance	(1.2)	(1.6)
Total deferred tax assets	179.3	208.4

Deferred tax liabilities attributable to:
Property, plant and equipment	(4.3)	(5.4)
Goodwill and other acquired intangibles	(200.0)	(222.9)
Right-of-use assets	(28.6)	(31.9)
Tax accounting method change	(11.7)	(17.1)
Other comprehensive Income	(8.4)	(9.0)
Other	(11.3)	(11.8)
Total deferred tax liabilities	(264.3)	(298.1)

Net deferred tax liabilities	$(85.0)	$(89.7)
Net Operating Loss Carryforwards and Credits
State net operating loss carryforwards totaling $48.7 million at October 31, 2023, are being carried forward in several state jurisdictions where we are permitted to use net operating losses from prior periods to reduce future taxable income. These losses will expire between 2024 and 2043. Federal net operating loss carryforwards were fully utilized during 2022. Federal and state tax credit carryforwards totaling $2.7 million are available to reduce future cash taxes and will expire between 2024 and 2043.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Valuation Allowance

	Years Ended October 31,
(in millions)	2023	2022	2021
Valuation allowance at beginning of year	$1.6	$2.2	$4.1
Other, net	(0.4)	(0.6)	(1.9)
Valuation allowance at end of year	$1.2	$1.6	$2.2
Unrecognized Tax Benefits
At October 31, 2023, 2022, and 2021, there were $20.7 million, $22.0 million, and $30.4 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $0.7 million is reasonably possible over the next 12 months due to lapses of applicable statutes of limitations. At October 31, 2023 and 2022, accrued interest and penalties were $1.4 million and $0.7 million, respectively. For interest and penalties, we recognized a $0.7 million expense, a $0.9 million benefit, and a $0.1 million expense in 2023, 2022, and 2021, respectively.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$22.0	$30.4	$35.5
Additions for tax positions related to the current year	—	—	3.7
Additions for tax positions related to prior years	2.1	0.3	0.3
Reductions for tax positions related to prior years	(1.5)	(1.5)	(5.3)
Reductions for lapse of statute of limitations	(1.9)	(7.2)	(2.5)
Settlements	—	—	(1.3)
Balance at end of year	$20.7	$22.0	$30.4
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. Due to expired statutes and closed audits, our federal income tax returns for years prior to fiscal 2020 are no longer subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal 2020 are no longer subject to examination. We are currently being examined by the tax authorities of California, New York City, Montana, Massachusetts, and Oregon.

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

Financial Information by Reportable Segment

	Years Ended October 31,
(in millions)	2023	2022	2021
Revenues
Business & Industry	$4,089.4	$4,095.9	$2,853.8
Manufacturing & Distribution	1,526.7	1,445.2	1,363.1
Education	880.4	834.7	830.8
Aviation	925.7	804.0	651.1
Technical Solutions	674.2	626.8	529.8
	$8,096.4	$7,806.6	$6,228.6
Operating profit
Business & Industry	$315.6	$334.9	$285.9
Manufacturing & Distribution	161.7	161.8	155.5
Education	49.7	47.1	61.5
Aviation	60.0	29.3	32.1
Technical Solutions(1)	53.2	63.8	49.4
Government Services	—	(0.3)	(0.2)
Corporate(2) (3)	(226.6)	(284.5)	(374.6)
Adjustment for income from unconsolidated affiliates, included in Aviation	(3.9)	(2.4)	(2.1)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.3)	(0.9)	(1.2)
	409.5	348.8	206.3
Income from unconsolidated affiliates	3.9	2.4	2.1
Interest expense	(82.3)	(41.1)	(28.6)
Income before income taxes	$331.1	$310.0	$179.8

Depreciation and amortization
Business & Industry	$44.9	$47.1	$18.4
Manufacturing & Distribution	13.1	13.4	13.4
Education	22.5	25.4	30.5
Aviation	9.6	8.2	9.1
Technical Solutions	17.5	7.0	5.9
Corporate	13.1	11.4	12.7
	$120.7	$112.4	$89.9
(1) Reflects a $7.6 million gain on the sale of assets during the year ended October 31, 2022.
(2) Reflects adjustments to the fair value of the contingent consideration payable related to the RavenVolt Acquisition of $45.6 million and an employee retention credit totaling $24.0 million during the year ended October 31, 2023.
(3) Reflects accrued litigation settlement reserve totaling $142.9 million for the Bucio case during the year ended October 31, 2021.
Geographic Information Based on the Country in Which the Sale Originated(1)

	Years Ended October 31,
(in millions)	2023	2022	2021
Revenues
United States	$7,565.6	$7,335.3	$5,847.8
All other countries	530.8	471.3	380.8
	$8,096.4	$7,806.6	$6,228.6
(1) Substantially all of our long-lived assets are related to U.S. operations.

18. SUBSEQUENT EVENTS

Share Repurchase Program
Effective December 18, 2019, our Board of Directors replaced our then-existing share repurchase program with a new share repurchase program under which we may repurchase up to $150.0 million of our common stock. Effective December 9, 2022, and December 13, 2023, our Board of Directors expanded the Share Repurchase Program by $150.0 million and $150.0 million, respectively. Repurchases of our common stock may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, and share availability. Repurchased shares are retired and returned to an authorized but unissued status. The Share Repurchase Program may be suspended or discontinued at any time without prior notice. At December 13, 2023, authorization for $210.3 million of repurchases remained under the Share Repurchase Program.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2023.
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
c. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the year ended October, 31 2023, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP for the Education industry group that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for the Education industry group replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system over the next several years. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared with our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
Other than the change of our ERP system for the Education industry group, there have been no other changes in our internal control over financial reporting during the fiscal year 2023 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of Registrant.” Additional information required by this Item will be set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” and “Audit-Related Matters” in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). Such information is incorporated herein by reference. Our 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2023.
On March 29, 2023, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation required by this Item will be set forth under the captions “Director Compensation for Fiscal Year 2023,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters required by this Item will be set forth under the captions “General Information—Security Ownership of Certain Beneficial Owners,” “General Information—Security Ownership of Directors and Executive Officers,” and “General Information—Equity Compensation Plan Information” in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence required by this Item will be set forth under the captions “General Information—Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services performed by KPMG LLP (PCAOB ID 185) and our principal accounting fees and services required by this Item will be set forth under the caption “Audit-Related Matters” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Additions from Acquisitions	Charges to Costs and Expenses	Write-offs(1)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2023	$22.6	—	76.0	(73.6)	$25.0
2022	32.7	1.4	60.6	(72.1)	22.6
2021	35.5	1.3	44.3	(48.4)	32.7
(1) Write-offs are net of recoveries.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated March 14, 2018, among ABM Industries Incorporated, Goldman Sachs & Co LLC, and UBS Securities LLC	8-K	001-08929	1.1	March 19, 2018
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
2.2	Purchase Agreement, dated August 25, 2021, among Crown Building Maintenance Co., Crown Energy Services, Inc., ABM Industries Incorporated and the sellers and sellers’ representative party thereto	8-K	001-08929	2.1	August 25, 2021
2.3	Agreement and Plan of Merger, dated August 17, 2022, by and among ABM Industries Incorporated, RavenVolt Merger Sub, Inc., RavenVolt, Inc. and Jonathan Hinton, as shareholders’ representative	8-K	001-08929	2.1	August 18, 2022
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.1	March 27, 2020
3.2	Amended and Restated Bylaws of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.2	March 27, 2020
4.1	Description of Registrant’s Securities	10-K	001-08929	4.1	December 17, 2020
10.1	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.2	Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.3	December 22, 2017
10.3	First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 7, 2018

10.4	Second Amendment, dated as of September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.2	September 7, 2018
10.5	Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signatures pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	June 18, 2020
10.6	Fourth Amendment, dated as of June 28, 2021, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 9, 2021
10.7	Fifth Amendment, dated as of November 1, 2022, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.7	December 21, 2022
10.8	LIBOR Transition Amendment, dated as of November 1, 2022, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.8	December 21, 2022
10.9*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.10*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.11*	Form of Director’s Indemnification Agreement	10-K	001-08929	10.9	December 21, 2018
10.12*	2006 Equity Incentive Plan, as amended and restated March 7, 2018	8-K	001-08929	10.1	March 8, 2018
10.13*‡	ABM Industries Incorporated 2021 Equity and Incentive Compensation Plan, as amended and restated October 2, 2023

10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.1	March 5, 2020
10.16*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.1	June 9, 2021
10.17*	Statement of Terms and Conditions Applicable to Awards Granted to UK Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-K	001-08929	10.20	December 21, 2022
10.18*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after January 1, 2022	10-Q	001-08929	10.1	March 9, 2022
10.19*‡	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after October 2, 2023
10.20*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.21*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.2	March 5, 2020
10.22*	Statement of Terms and Conditions Applicable to Awards Granted to Non-Employee Directors Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	008-08929	10.2	June 9, 2021
10.23*	Form of Restricted Stock Unit Agreement - 2006 Equity Plan	10-K	001-08929	10.18	December 20, 2019
10.24*	Form of Restricted Stock Unit Agreement for Employees – 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.2	March 9, 2022
10.25*	Form of Performance Share Agreement - 2006 Equity Plan	10-K	001-08929	10.19	December 20, 2019
10.26*	Form of Performance Share Agreement for Employees - 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.3	March 9, 2022
10.27*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.28*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.29*‡	Deferred Compensation Plan for Executives, amended and restated October 2, 2023

10.30*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.31*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.32*	Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.1	March 10, 2011
10.33*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.28	December 22, 2017
10.34*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.29	December 22, 2017
10.35*	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.3	March 7, 2018
10.36*	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.4	March 7, 2018
10.37*	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.1	March 7, 2019
10.38*	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.2	March 7, 2019
10.39*	Executive Employment Agreement, dated as of October 28, 2019, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.35	December 20, 2019
10.40*	Change in Control Agreement, dated as of February 8, 2020, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-Q	001-08929	10.4	June 9, 2021
10.41*	Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.6	June 9, 2021
10.42*	Change in Control Agreement, dated as of November 30, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.7	June 9, 2021
10.43*	Change in Control Agreement, dated as of April 1, 2011, by and between ABM Industries Incorporated and Dean A. Chin	10-Q	001-08929	10.3	June 9, 2021
10.44*	Senior Executive Severance Pay Policy, as amended and restated March 7, 2011	10-Q	001-08929	10.4	March 9, 2022
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97*‡	ABM Industries Incorporated Amended and Restated Recoupment Policy, effective October 2, 2023
101.INS ‡	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH ‡	Inline XBRL Taxonomy Extension Schema Document
101.CAL‡	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	Inline XBRL Taxonomy Label Linkbase Document
101.PRE ‡	Inline XBRL Presentation Linkbase Document
101.DEF ‡	Inline XBRL Taxonomy Extension Definition Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 18, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 18, 2023

/s/ Earl R. Ellis	/s/ Dean A. Chin
Earl R. Ellis Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)
December 18, 2023	December 18, 2023

/s/ Sudhakar Kesavan	/s/ Quincy L. Allen
Sudhakar Kesavan	Quincy L. Allen, Director
Chairman of the Board and Director	December 18, 2023
December 18, 2023

/s/ LeighAnne G. Baker	/s/ Donald F. Colleran
LeighAnne G. Baker, Director	Donald F. Colleran, Director
December 18, 2023	December 18, 2023

/s/ James D. DeVries	/s/ Art A. Garcia
James D. DeVries, Director	Art A. Garcia, Director
December 18, 2023	December 18, 2023

/s/ Thomas M. Gartland	/s/ Jill M. Golder
Thomas M. Gartland, Director	Jill M. Golder, Director
December 18, 2023	December 18, 2023

/s/ Winifred M. Webb
Winifred M. Webb, Director
December 18, 2023