Form 10-Q
period 2024-01-31
ABM INDUSTRIES INC /DE/
filed 2024-03-07
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 6, 2024: 63,291,484

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains both historical and forward-looking statements regarding ABM and its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
•Our success depends on our ability to gain profitable business despite competitive market pressures.
•Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
•We may not be able to attract and retain qualified personnel and senior management we need to support our business.
•Investments in and changes to our businesses, operating structure, or personnel relating to our ELEVATE strategy, including the implementation of strategic transformations, enhanced business processes, and technology initiatives, may not have the desired effects on our financial condition and results of operations.
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
•Decreases in commercial office space utilization due to hybrid work models could adversely affect our financial condition.
•Negative changes in general economic conditions, such as recessionary pressures, high interest rates, durable and non-durable goods pricing, changes in energy prices, or changes in consumer goods pricing could reduce the demand for our services and, as a result, reduce our revenue and earnings and adversely affect our financial condition.
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
•Our ongoing implementation of new enterprise resource planning (“ERP”) and related boundary systems could adversely impact our ability to operate our business and report our financial results.
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2023, and in other reports (including all amendments to those reports) we file from time to time with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$58.0	$69.5
Trade accounts receivable, net of allowances of $27.3 and $25.0 at January 31, 2024 and October 31, 2023, respectively	1,382.0	1,365.0
Costs incurred in excess of amounts billed	120.4	139.2
Prepaid expenses	92.6	78.5
Other current assets	70.9	58.6
Total current assets	1,723.9	1,710.7
Other investments	28.3	28.8
Property, plant and equipment, net of accumulated depreciation of $337.5 and $326.5 at January 31, 2024 and October 31, 2023, respectively	142.1	131.5
Right-of-use assets	109.0	113.4
Other intangible assets, net of accumulated amortization of $453.4 and $438.3 at January 31, 2024 and October 31, 2023, respectively	288.5	302.9
Goodwill	2,494.3	2,491.3
Other noncurrent assets	169.3	155.0
Total assets	$4,955.4	$4,933.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.6	$31.5
Trade accounts payable	243.5	299.1
Accrued compensation	201.6	249.7
Accrued taxes — other than income	62.0	58.9
Deferred revenue	104.6	90.1
Insurance claims	190.5	177.0
Income taxes payable	19.9	17.9
Current portion of lease liabilities	30.4	32.5
Other accrued liabilities	281.3	261.2
Total current liabilities	1,165.3	1,217.9
Long-term debt, net	1,296.9	1,279.8
Long-term lease liabilities	95.9	98.8
Deferred income tax liability, net	84.5	85.0
Noncurrent insurance claims	417.4	387.5
Other noncurrent liabilities	69.0	61.1
Noncurrent income taxes payable	3.8	3.7
Total liabilities	3,132.7	3,133.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,282,989 and 62,847,387 shares issued and outstanding at January 31, 2024 and October 31, 2023, respectively	0.6	0.6
Additional paid-in capital	558.5	558.9
Accumulated other comprehensive loss, net of taxes	(15.7)	(9.2)
Retained earnings	1,279.3	1,249.6
Total stockholders’ equity	1,822.7	1,799.9
Total liabilities and stockholders’ equity	$4,955.4	$4,933.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2024	2023
Revenues	$2,069.6	$1,991.3
Operating expenses	1,826.3	1,749.8
Selling, general and administrative expenses	154.6	150.6
Amortization of intangible assets	14.6	19.5
Operating profit	74.1	71.4
Income from unconsolidated affiliates	1.3	1.1
Interest expense	(21.3)	(19.8)
Income before income taxes	54.0	52.7
Income tax provision	(9.3)	(14.2)
Net income	44.7	38.5
Other comprehensive income
Interest rate swaps	(16.0)	(13.1)
Foreign currency translation and other	5.4	10.5
Income tax benefit	4.2	3.6
Comprehensive income	$38.2	$39.6
Net income per common share
Basic	$0.70	$0.58
Diluted	$0.70	$0.58
Weighted-average common and common equivalent shares outstanding
Basic	63.5	66.3
Diluted	63.9	66.8
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2024		2023
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	62.8	$0.6	65.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.4	—	0.5	—
Balance, end of period	63.3	0.6	66.1	0.7
Additional Paid-in Capital
Balance, beginning of period		558.9		675.5
Taxes withheld under employee stock purchase and share-based compensation plans, net		(8.7)		(11.7)
Share-based compensation expense		8.2		6.9
Balance, end of period		558.5		670.7
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(9.2)		(16.2)
Other comprehensive income (loss)		(6.4)		1.1
Balance, end of period		(15.7)		(15.1)
Retained Earnings
Balance, beginning of period		1,249.6		1,057.2
Net income		44.7		38.5
Dividends
Common stock ($0.225 and $0.220 per share)		(14.1)		(14.4)
Stock issued under share-based compensation plans		(0.8)		(1.0)
Balance, end of period		1,279.3		1,080.3
Total Stockholders’ Equity		$1,822.7		$1,736.5

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$44.7	$38.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26.9	30.5
Deferred income taxes	3.7	9.6
Share-based compensation expense	8.2	6.9
Provision for (Recovery of) bad debt	2.0	(0.9)
Discount accretion on insurance claims	0.1	0.1
Gain on sale of assets	(0.1)	(0.2)
Income from unconsolidated affiliates	(1.3)	(1.1)
Distributions from unconsolidated affiliates	1.8	—
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(0.2)	(51.0)
Prepaid expenses and other current assets	(26.3)	(18.7)
Right-of-use assets	4.4	2.1
Other noncurrent assets	(29.8)	23.7
Trade accounts payable and other accrued liabilities	(76.7)	(111.5)
Long-term lease liabilities	(2.9)	(2.7)
Insurance claims	43.2	12.5
Income taxes payable, net	2.1	(9.4)
Other noncurrent liabilities	(0.1)	0.7
Total adjustments	(44.8)	(109.4)
Net cash used in operating activities	(0.1)	(70.9)
Cash flows from investing activities
Additions to property, plant and equipment	(13.6)	(13.8)
Proceeds from sale of assets	0.5	1.3
Net cash used in investing activities	(13.1)	(12.5)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(9.5)	(12.7)
Dividends paid	(14.1)	(14.4)
Borrowings from debt	301.0	264.5
Repayment of borrowings from debt	(284.1)	(147.6)
Changes in book cash overdrafts	8.2	6.8
Financing of energy savings performance contracts	—	0.4
Repayment of finance lease obligations	(1.0)	(0.8)
Net cash provided by financing activities	0.5	96.2
Effect of exchange rate changes on cash and cash equivalents	1.2	2.2
Net (decrease) increase in cash and cash equivalents	(11.5)	14.9
Cash and cash equivalents at beginning of year	69.5	73.0
Cash and cash equivalents at end of period	$58.0	$87.9
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2023. Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue was $80.1 million and $72.4 million for the three months ended January 31, 2024 and 2023, respectively.
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We adopted this standard, effective November 1, 2023, on a prospective basis, except for the rollforward requirement, which becomes effective in fiscal year 2025. We do not participate in any material supplier finance programs and, as such, the adoption of this guidance did not have an impact on our disclosures.

3. ACQUISITIONS

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
The initial purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital and net debt adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post-closing contingent consideration is payable in cash in calendar years 2025 and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. Such targets for calendar year 2023 were not achieved, and as a result, no contingent consideration payment was made for calendar 2023. The maximum contingent consideration that is payable in calendar years 2025 and 2026 is $75.0 million and $130.0 million, respectively. If the EBITDA achieved for calendar years 2023–2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2025. The estimate of the fair value of the contingent consideration on the date of acquisition was $59.0 million.
At January 31, 2024, the estimate of the fair value of the contingent consideration was $13.4 million. There was no material change in the fair value of the contingent consideration during the three months ended January 31, 2024. In 2023, we completed the acquisition accounting.
Acquisition of Momentum
Effective April 7, 2022, we acquired Maybin Support Services Limited, Momentum Support Limited (UK), and Momentum Property Support Services Limited (collectively “Momentum”), a leading independent provider of facility services, primarily janitorial, across the Republic of Ireland and Northern Ireland, for a purchase price of approximately $54.8 million. In 2023, we completed the acquisition accounting.

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

	Three Months Ended January 31, 2024
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$692.4	$348.9	$198.0	$36.5	$—	$1,275.8
Parking(2)	103.3	13.0	0.1	82.7	—	199.1
Facility Services(3)	237.4	39.0	22.0	13.0	—	311.4
Building & Energy Solutions(4)	—	—	—	—	165.9	165.9
Airline Services(5)	—	—	—	117.4	—	117.4
Total	$1,033.1	$400.9	$220.1	$249.5	$165.9	$2,069.6

	Three Months Ended January 31, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$687.0	$329.3	$187.7	$35.9	$—	$1,239.9
Parking(2)	96.9	10.7	0.3	74.8	—	182.6
Facility Services(3)	252.6	40.5	27.0	8.8	—	328.8
Building & Energy Solutions(4)	—	—	—	—	147.0	147.0
Airline Services(5)	—	—	—	92.8	—	92.8
Total	$1,036.6	$380.5	$214.9	$212.3	$147.0	$1,991.3
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These arrangements are often structured as monthly fixed-price, square-foot, cost-plus, and work order contracts.
(2) Parking arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. These arrangements are structured as management reimbursement, leased location, and allowance contracts. Certain of these arrangements are considered service concession agreements and are accounted for under the guidance of Topic 853; accordingly, service concession expense related to these arrangements is recorded as a reduction of the related parking service revenues.
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

Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended October 31, 2023.
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
The majority of our contracts include performance obligations that are primarily satisfied over time as we provide the related services. These contract types include: monthly fixed-price; square-foot; cost-plus; work orders; transaction-price; hourly; management reimbursement; leased location; allowance; energy savings contracts; and fixed-price repair and refurbishment contracts, as well as our franchise and royalty fee arrangements. We recognize revenue as the services are performed using a measure of progress that is determined by the contract type. Generally, most of our contracts are cancelable by either party without a substantive penalty, and the majority have a notification period of 30 to 90 days.
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
Remaining Performance Obligations
At January 31, 2024, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $321.1 million. We expect to recognize revenue on approximately 71% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
These amounts exclude variable consideration primarily related to: (i) contracts where we have determined that the contract consists of a series of distinct service periods, and revenues are based on future performance that cannot be estimated at contract inception; (ii) parking contracts where we and the customer share the gross revenues or operating profit for the location; and (iii) contracts where transaction prices include performance incentives that are based on future performance and therefore cannot be estimated at contract inception. For these contract types, we apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2024	October 31, 2023
Contract assets
Billed trade receivables(1)	$1,235.0	$1,219.6
Unbilled trade receivables(1)	174.4	170.4
Costs incurred in excess of amounts billed(2)	120.4	139.2
Capitalized commissions(3)	30.6	30.2
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the three months ended January 31, 2024, we capitalized $4.2 million of new costs and amortized $3.8 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2024
Contract liabilities(1)
Balance at beginning of period	$141.2
Additional contract liabilities	79.5
Recognition of deferred revenue	(54.2)
Balance at end of period	$166.5
(1) Included in “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2024	2023
Net income	$44.7	$38.5

Weighted-average common and common equivalent shares outstanding — Basic	63.5	66.3
Effect of dilutive securities(1)
Restricted stock units	0.2	0.2
Performance shares	0.2	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	63.9	66.8

Net income per common share
Basic	$0.70	$0.58
Diluted	$0.70	$0.58
(1) Excludes the impact of potentially dilutive outstanding share-based securities that are excluded from the calculation of diluted loss per share in periods when we have a loss, as their inclusion would have an anti-dilutive effect. Such impact is included in the table below.
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2024	2023
Anti-dilutive	0.3	0.1

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2024	October 31, 2023
Cash and cash equivalents(1)	1	$58.0	$69.5
Insurance deposits(2)	1	2.3	3.1
Assets held in funded deferred compensation plan(3)	1	4.2	4.0
Credit facility(4)	2	1,330.6	1,313.8
Interest rate swap assets(5)	2	20.4	36.4
Preferred equity investment(6)	3	15.4	15.4
Contingent consideration(7)	3	13.4	13.4
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
(4) Represents gross outstanding borrowings under our Amended Credit Facility. Due to variable interest rates, the carrying value of outstanding borrowings under this facility approximates the fair value. See Note 8, “Credit Facility,” for further information.
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
(6) Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. There was no material change in the fair value of the contingent consideration during the three months ended January 31, 2024.
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

7. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million to $5.0 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.5 million of exposure on a per-participant, per-year basis with respect to claims.
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
Actuarial Review Performed During First Quarter 2024
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
During the first quarter of 2024, we performed a comprehensive actuarial review of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the period of May 1, 2023, through October 31, 2023 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $5.3 million during the three months ended January 31, 2024. During the three months ended January 31, 2023, it was determined that there was no adjustment required for our total reserves related to prior years. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	January 31, 2024	October 31, 2023
Insurance claim reserves, excluding medical and dental	$598.3	$555.0
Medical and dental claim reserves	9.6	9.5
Insurance recoverables	106.6	67.1
At January 31, 2024, and October 31, 2023, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2024	October 31, 2023
Standby letters of credit	$53.4	$53.5
Surety bonds and surety-backed letters of credit	178.6	178.0
Restricted insurance deposits	2.3	3.1
Total	$234.3	$234.7

8. Credit Facility

Credit Facility Information

(in millions)	January 31, 2024	October 31, 2023
Current portion of debt
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(0.9)	(1.0)
Current portion of term loan	$31.6	$31.5

Long-term debt
Gross term loan	$528.1	$536.3
Unamortized deferred financing costs	(1.2)	(1.5)
Total noncurrent portion of term loan	526.9	534.8
Revolving line of credit(1)(2)	770.0	745.0
Long-term debt	$1,296.9	$1,279.8
(1) Standby letters of credit amounted to $58.2 million at January 31, 2024.
(2) At January 31, 2024, we had borrowing capacity of $449.8 million.
At January 31, 2024, and October 31, 2023, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 7.20% and 7.17%, respectively.
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
At November 1, 2022, we amended our Amended Credit Facility pursuant to the LIBOR (London Interbank Offered Rate) Transition Amendment and the Fifth Amendment to replace the benchmark rate at which U.S.-dollar-denominated borrowings bear interest from LIBOR to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by CME Group Benchmark Administration Limited. As a result of these amendments, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2024, we were in compliance with these covenants.
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
Long-Term Debt Maturities
During the three months ended January 31, 2024, we made principal payments under the term loan of $8.1 million. As of January 31, 2024, the following principal payments are required under the Amended Credit Facility:

(in millions)	2024	2025	2026	2027	2028
Debt maturities	$24.4	$32.5	$1,273.8	$—	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$210.6 million (1)	2.83%	July 7, 2022	June 28, 2026
$89.4 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $250.0 million in April 2024, $175.0 million in October 2024, and $100.0 million in October 2025 before maturing on June 28, 2026.
At January 31, 2024, and October 31, 2023, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $14.1 million, net of taxes of $6.2 million, and a gain of $26.0 million, net of taxes of $10.5 million, respectively. At January 31, 2024, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $6.2 million, net of taxes of $2.2 million.

9. COMMON STOCK

Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. We did not repurchase shares under the share repurchase program during the three months ended January 31, 2024 and 2023. At January 31, 2024, authorization for $210.3 million of repurchases remained under our share repurchase program.
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2024, these letters of credit totaled $58.2 million and surety bonds and surety-backed letters of credit totaled $795.6 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2024, total guarantees were $230.4 million and extend through 2043. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2024, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $13.4 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $7.2 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2024 and 2023, we had effective tax rates of 17.3% and 26.9%, respectively, resulting in provisions for taxes of $9.3 million and $14.2 million, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rate for the three months ended January 31, 2024, benefited from discrete items, primarily by $2.9 million for uncertain tax positions, $2.1 million for share-based compensation and $2.0 million for return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the three months ended January 31, 2023, benefited by $1.3 million for share-based compensation.
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

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2024	2023
Revenues
Business & Industry	$1,033.1	$1,036.6
Manufacturing & Distribution	400.9	380.5
Education	220.1	214.9
Aviation	249.5	212.3
Technical Solutions	165.9	147.0
	$2,069.6	$1,991.3
Operating profit
Business & Industry	$79.6	$75.9
Manufacturing & Distribution	41.3	40.9
Education	12.7	11.8
Aviation	9.7	8.3
Technical Solutions	6.6	7.2
Corporate	(74.7)	(71.5)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.3)	(1.1)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.1)
	74.1	71.4
Income from unconsolidated affiliates	1.3	1.1
Interest expense	(21.3)	(19.8)
Income before income taxes	$54.0	$52.7
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2023, which has been filed with the SEC. This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
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
A large M&D client has mostly completed rebidding and rebalancing a portion of its work needs as part of its normal procurement process. We expect M&D’s financial results to be adversely impacted in the near-term.
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
The claims management strategies and programs that we have implemented have resulted in improvements. Based on the results of the Actuarial Review, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $5.3 million during the nine months ended January 31, 2024. The favorable review was primarily attributable to reduced claim frequency and severity development within the workers’ compensation program. During the three months ended January 31, 2023, it was determined that there was no adjustment required for our total reserves related to prior year. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
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

Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including EV power design, installation and maintenance, as well as microgrid systems design and installation. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trade.

Key Financial Highlights
•Revenues increased by $78.3 million, or 3.9%, to $2,069.6 million during the three months ended January 31, 2024, as compared to the prior year period. The increase was primarily driven by the net new business and expansion of business with existing customers within M&D and Education, the recovery in volume and new business in Aviation, and the timing of completion of certain energy solution projects within Technical Solutions. The increase in revenues was partially offset by a decline in work orders and expected attrition of certain engineering clients in B&I.
•Interest expense increased by $1.5 million, to $21.3 million during the three months ended January 31, 2024, as compared to the prior year period, and was driven by higher interest rates on our Amended Credit Facility.
•Our effective tax rate on income from operations was 17.3% for the three months ended January 31, 2024, as compared to 26.9% for the three months ended January 31, 2023. Our effective tax rate for the three months ended January 31, 2024, benefited from discrete items, primarily uncertain tax positions, share-based compensation, and return to provision adjustments. Our effective tax rate for the three months ended January 31, 2023, benefited from discrete items, primarily share-based compensation.
•Net cash provided by operating activities was $0.1 million during the three months ended January 31, 2024. Our total net cash provided by operating cash flows was higher compared to the prior year period, primarily due to the timing of working capital requirements, which included a $66.0 million payment of previously deferred payroll taxes during the three months ended January 31, 2023.
•Dividends of $14.1 million were paid to shareholders, and dividends totaling $0.225 per common share were declared during the three months ended January 31, 2024.
•At January 31, 2024, total outstanding borrowings under our Amended Credit Facility were $1.3 billion. At January 31, 2024, we had up to $449.8 million of borrowing capacity.

Results of Operations

Three Months Ended January 31, 2024, Compared with the Three Months Ended January 31, 2023
Consolidated

	Three Months Ended January 31,
(in millions, except per share amounts)	2024	2023	Increase / (Decrease)
Revenues	$2,069.6	$1,991.3	$78.3	3.9%
Operating expenses	1,826.3	1,749.8	76.5	4.4%
Gross margin	11.8%	12.1%	(37) bps
Selling, general and administrative expenses	154.6	150.6	4.0	2.7%
Amortization of intangible assets	14.6	19.5	(4.9)	(24.8)%
Operating profit	74.1	71.4	2.7	3.7%
Income from unconsolidated affiliates	1.3	1.1	0.2	16.4%
Interest expense	(21.3)	(19.8)	(1.5)	(7.6)%
Income before income taxes	54.0	52.7	1.3	2.5%
Income tax provision	(9.3)	(14.2)	4.9	34.4%
Net income	44.7	38.5	6.2	16.1%
Other comprehensive income
Interest rate swaps	(16.0)	(13.1)	(2.9)	22.8%
Foreign currency translation and other	5.4	10.5	(5.1)	(48.6)%
Income tax benefit (provision)	4.2	3.6	0.6	16.0%
Comprehensive income	$38.2	$39.6	$(1.4)	(3.4)%
Revenues
Revenues increased by $78.3 million, or 3.9%, to $2,069.6 million during the three months ended January 31, 2024, as compared to the prior year period. The increase was primarily driven by the net new business and expansion of business with existing customers within M&D and Education, the recovery in volume and new business in Aviation, and the timing of completion of certain energy solution projects within Technical Solutions. The increase in revenues was partially offset by a decline in work orders and expected attrition of certain engineering clients in B&I.
Operating Expenses
Operating expenses increased by $76.5 million, or 4.4%, to $1,826.3 million during the three months ended January 31, 2024, as compared to the prior year period. Gross margin decreased by 37 bps to 11.8% in the three months ended January 31, 2024, from 12.1% in the prior year period. The decrease in gross margin was primarily driven by the change in contact mix as well as an unfavorable self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.0 million to $154.6 million during the three months ended January 31, 2024, as compared to the prior year period. The increase in selling, general and administrative expenses was primarily attributable to:
•a $7.8 million increase in outside professional costs primarily related to consulting costs for our technology projects and
•a $2.9 million increase in bad debt, including a favorable adjustment of $1.0 million in the prior year.
This increase was partially offset by:

•a $10.2 million decrease in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $4.9 million, or 24.8%, to $14.6 million during the three months ended January 31, 2024, as compared to the prior year period. The decrease was primarily due to the amortization of intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $1.5 million, to $21.3 million during the three months ended January 31, 2024, as compared to the prior year period, and was driven by higher interest rates on our Amended Credit Facility.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended January 31, 2024, and January 31, 2023, were 17.3% and 26.9%, respectively, resulting in provisions for taxes of $9.3 million and $14.2 million, respectively.
Our effective tax rate for the three months ended January 31, 2024, benefited from discrete items, primarily by $2.9 million for uncertain tax positions, $2.1 million for share-based compensation, and $2.0 million for return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the three months ended January 31, 2023, benefited by $1.3 million for share-based compensation.
Interest Rate Swaps
We had a loss of $16.0 million on interest rate swaps during the three months ended January 31, 2024, as compared to a loss of $13.1 million during the three months ended January 31, 2023, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $5.4 million during the three months ended January 31, 2024, as compared to a foreign currency translation gain of $10.5 million during the three months ended January 31, 2023. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
(in millions)	2024	2023	Increase / (Decrease)
Revenues
Business & Industry	$1,033.1	$1,036.6	$(3.5)	(0.3)%
Manufacturing & Distribution	400.9	380.5	20.4	5.4%
Education	220.1	214.9	5.2	2.4%
Aviation	249.5	212.3	37.2	17.5%
Technical Solutions	165.9	147.0	18.9	12.9%
	$2,069.6	$1,991.3	$78.3	3.9%
Operating profit
Business & Industry	$79.6	$75.9	$3.7	4.8%
Operating profit margin	7.7%	7.3%	38 bps
Manufacturing & Distribution	41.3	40.9	0.4	1.1%
Operating profit margin	10.3%	10.7%	(43) bps
Education	12.7	11.8	0.9	7.6%
Operating profit margin	5.8%	5.5%	28 bps
Aviation	9.7	8.3	1.4	17.4%
Operating profit margin	3.9%	3.9%	— bps
Technical Solutions	6.6	7.2	(0.6)	(8.8)%
Operating profit margin	4.0%	4.9%	(94) bps
Corporate	(74.7)	(71.5)	(3.2)	(4.4)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.3)	(1.1)	(0.2)	16.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.1)	0.1	NM*
	$74.1	$71.4	$2.7	3.7%
*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2024	2023	(Decrease) / Increase
Revenues	$1,033.1	$1,036.6	$(3.5)	(0.3)%
Operating profit	79.6	75.9	3.7	4.8%
Operating profit margin	7.7%	7.3%	38 bps
B&I revenues decreased by $3.5 million, or 0.3%, to $1,033.1 million during the three months ended January 31, 2024, as compared to the prior year period. The revenue decrease was primarily driven by the decline in work orders, soft commercial office market conditions, and expected attrition of certain engineering clients, partially offset by client expansions and increases in revenue in the sports sector and parking. Management reimbursement revenues for this segment totaled $70.5 million and $64.4 million for the three months ended January 31, 2024 and 2023, respectively.
Operating profit increased by $3.7 million, or 4.8%, to $79.6 million during the three months ended January 31, 2024, as compared to the prior year period. Operating profit margin increased by 38 bps to 7.7% in the three months ended January 31, 2024, from 7.3% in the prior year period. The increase in operating profit margin was primarily driven by labor efficiencies.

Manufacturing & Distribution
	Three Months Ended January 31,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$400.9	$380.5	$20.4	5.4%
Operating profit	41.3	40.9	0.4	1.1%
Operating profit margin	10.3%	10.7%	(43) bps
M&D revenues increased by $20.4 million, or 5.4%, to $400.9 million during the three months ended January 31, 2024, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers.
Operating profit increased by 1.1% to $41.3 million during the three months ended January 31, 2024, as compared to the prior year period. Operating profit margin decreased by 43 bps to 10.3% in the three months ended January 31, 2024, from 10.7% in the prior year period. The decrease in operating profit margin was primarily attributable to the change in contract mix.

Education
	Three Months Ended January 31,
($ in millions)	2024	2023	Increase
Revenues	$220.1	$214.9	$5.2	2.4%
Operating profit	12.7	11.8	0.9	7.6%
Operating profit margin	5.8%	5.5%	28 bps
Education revenues increased by $5.2 million, or 2.4%, to $220.1 million during the three months ended January 31, 2024, as compared to the prior year period. The increase was primarily attributable to net new business and increases in scope of work with existing customers.
Operating profit increased by $0.9 million, or 7.6%, to $12.7 million for the three months ended January 31, 2024, as compared to the prior year period. Operating profit margin increased by 28 bps to 5.8% in the three months ended January 31, 2024, from 5.5% in the prior year period. The increase in operating profit margin was primarily attributable to labor efficiencies and lower amortization of intangible assets.

Aviation
	Three Months Ended January 31,
($ in millions)	2024	2023	Increase
Revenues	$249.5	$212.3	$37.2	17.5%
Operating profit	9.7	8.3	1.4	12.9%
Operating profit margin	3.9%	3.9%	— bps
Aviation revenues increased by $37.2 million, or 17.5%, to $249.5 million during the three months ended January 31, 2024, as compared to the prior year period. The increase was primarily attributable to a recovery in consumer and business travel (both domestic and international) and new business. Management reimbursement revenues for this segment totaled $9.5 million and $7.9 million for the three months ended January 31, 2024 and 2023, respectively.
Operating profit increased by $1.4 million, to $9.7 million during the three months ended January 31, 2024, as compared to the prior year period. Operating profit margin of 3.9% was consistent with the three months ended January 31, 2023. The operating profit margin was positively impacted by labor efficiencies, offset by certain costs related to reconciliations of funds due under long-term contracts.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$165.9	$147.0	$18.9	12.9%
Operating profit	6.6	7.2	(0.6)	(8.8)%
Operating profit margin	4.0%	4.9%	(94) bps
Technical Solutions revenues increased by $18.9 million, or 12.9%, to $165.9 million during the three months ended January 31, 2024, as compared to the prior year period. The increase was primarily driven by higher project revenues due to the timing of completions of certain energy solutions projects, including microgrid systems installation, partially offset by a decrease in electric vehicle charging station installation sales.
Operating profit decreased $0.6 million, or 8.8%, to $6.6 million during the three months ended January 31, 2024, as compared to the prior year period. Operating profit margin decreased by 94 bps to 4.0% in the three months ended January 31, 2024, from 4.9% in the prior year period. The decrease in operating profit margin was primarily attributable to the contract mix, partially offset by lower amortization of intangible assets.

Corporate
	Three Months Ended January 31,
($ in millions)	2024	2023	Increase
Corporate expenses	$(74.7)	$(71.5)	$(3.2)	(4.4)%
Corporate expenses increased by $3.2 million, or 4.4%, to $74.7 million during the three months ended January 31, 2024, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•a $7.2 million increase in outside professional costs primarily related to consulting costs for our technology projects; and
•a $5.3 million unfavorable self-insurance reserve adjustments from actuarial evaluations completed in the three months ended January 31, 2023.
The increase was partially offset by:
•a $10.2 million decrease in certain technology projects primarily attributable to discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
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

Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolver and an $800.0 million amortizing term loan. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2024, we were in compliance with these covenants.
During the three months ended January 31, 2024, we made principal payments of $8.1 million under the term loan. At January 31, 2024, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.3 billion and $58.2 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 7.20%. At January 31, 2024, we had up to $449.8 million of borrowing capacity.
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
Share Repurchases
We did not repurchase shares under the share repurchase program during the three months ended January 31, 2024 and 2023. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At January 31, 2024, authorization for $210.3 million of repurchases remained under our share repurchase program.

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

	Three Months Ended January 31,
(in millions)	2024	2023
Net cash used in operating activities	$(0.1)	$(70.9)
Net cash used in investing activities	(13.1)	(12.5)
Net cash provided by financing activities	0.5	96.2
Operating Activities
Net cash used in operating activities was $0.1 million during the three months ended January 31, 2024, as compared to net cash used by operating activities of $70.9 million during the prior year period. The change was primarily driven by the timing of working capital requirements, which included a $66.0 million payment for the deferred payroll taxes during the three months ended January 31, 2023.
Investing Activities
Net cash used in investing activities increased by $0.5 million during the three months ended January 31, 2024, as compared to the prior year period. This quarter’s activity primarily related to purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $0.5 million during the three months ended January 31, 2024, as compared to net cash provided by financing activities of $96.2 million during the prior year period. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility.

Contingencies

For disclosures on contingencies, see Note 10, “Commitments and Contingencies,” of the Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2023.
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
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU, issued in December 2023, is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. We are currently evaluating the impact of implementing this guidance on our financial statements.
This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2023.
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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning (“ERP”) system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the year ended October 31, 2023, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP for the Education industry group that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for the Education industry group replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system over the next several years. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared with our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
Other than continued enhancements to our ERP system for the Education industry group, there have been no other changes in our internal control over financial reporting during the first quarter of 2024 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the unaudited Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2023, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the three months ended. January 31, 2024. At January 31, 2024, authorization for $210.3 million of repurchases remained under our share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended January 31, 2024, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Andrea Newborn, Executive Vice President, General Counsel and Corporate Secretary	Adoption	January 11, 2024	X	-	12,615 shares of common stock	-	From April 12, 2024, until the earlier of (i) the date when all shares under plan are sold and (ii) January 7, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 27, 2020)

3.2	Amended and Restated Bylaws of ABM Industries Incorporated, effective June 13, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2023)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.

‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 7, 2024	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 7, 2024	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)