Form 10-Q
period 2024-04-30
ABM INDUSTRIES INC /DE/
filed 2024-06-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 5, 2024: 62,763,623

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$60.7	$69.5
Trade accounts receivable, net of allowances of $25.4 and $25.0 at April 30, 2024 and October 31, 2023, respectively	1,313.4	1,365.0
Costs incurred in excess of amounts billed	152.2	139.2
Prepaid expenses	90.7	78.5
Other current assets	80.9	58.6
Total current assets	1,697.9	1,710.7
Other investments	30.0	28.8
Property, plant and equipment, net of accumulated depreciation of $347.4 and $326.5 at April 30, 2024 and October 31, 2023, respectively	145.1	131.5
Right-of-use assets	108.4	113.4
Other intangible assets, net of accumulated amortization of $466.8 and $438.3 at April 30, 2024 and October 31, 2023, respectively	274.8	302.9
Goodwill	2,493.3	2,491.3
Other noncurrent assets	180.1	155.0
Total assets	$4,929.5	$4,933.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.6	$31.5
Trade accounts payable	253.6	299.1
Accrued compensation	223.6	249.7
Accrued taxes — other than income	64.9	58.9
Deferred revenue	101.2	90.1
Insurance claims	196.3	177.0
Income taxes payable	12.3	17.9
Current portion of lease liabilities	28.2	32.5
Other accrued liabilities	267.3	261.2
Total current liabilities	1,179.1	1,217.9
Long-term debt, net	1,239.0	1,279.8
Long-term lease liabilities	97.0	98.8
Deferred income tax liability, net	80.9	85.0
Noncurrent insurance claims	418.0	387.5
Other noncurrent liabilities	68.1	61.1
Noncurrent income taxes payable	3.8	3.7
Total liabilities	3,085.9	3,133.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,756,634 and 62,847,387 shares issued and outstanding at April 30, 2024 and October 31, 2023, respectively	0.6	0.6
Additional paid-in capital	544.0	558.9
Accumulated other comprehensive loss, net of taxes	(9.8)	(9.2)
Retained earnings	1,308.8	1,249.6
Total stockholders’ equity	1,843.6	1,799.9
Total liabilities and stockholders’ equity	$4,929.5	$4,933.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues	$2,018.2	$1,984.0	$4,087.8	$3,975.3
Operating expenses	1,763.5	1,715.2	3,589.8	3,465.0
Selling, general and administrative expenses	159.9	156.6	314.5	307.2
Amortization of intangible assets	13.6	19.5	28.2	39.0
Operating profit	81.3	92.7	155.4	164.1
Income from unconsolidated affiliates	1.7	0.6	3.0	1.7
Interest expense	(20.6)	(21.1)	(41.9)	(40.9)
Income before income taxes	62.4	72.3	116.4	125.0
Income tax provision	(18.7)	(20.4)	(28.0)	(34.5)
Net income	43.8	51.9	88.4	90.4
Other comprehensive income
Interest rate swaps	10.3	(2.5)	(5.7)	(15.6)
Foreign currency translation and other	(1.7)	2.3	3.7	12.8
Income tax (provision) benefit	(2.7)	0.7	1.5	4.3
Comprehensive income	$49.7	$52.4	$87.9	$92.0
Net income per common share
Basic	$0.69	$0.78	$1.40	$1.36
Diluted	$0.69	$0.78	$1.39	$1.35
Weighted-average common and common equivalent shares outstanding
Basic	63.3	66.4	63.4	66.4
Diluted	63.5	66.7	63.7	66.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2024		2023		2024		2023
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	63.3	$0.6	66.1	$0.7	62.8	$0.6	65.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.5	—	0.6	—
Repurchase of common stock, including excise taxes	(0.6)	—	—	—	(0.6)	—	—	—
Balance, end of period	62.8	0.6	66.1	0.7	62.8	0.6	66.1	0.7
Additional Paid-in Capital
Balance, beginning of period		558.5		670.7		558.9		675.5
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.0		0.8		(7.8)		(10.9)
Share-based compensation expense		8.4		7.7		16.6		14.6
Repurchase of common stock, including excise taxes		(23.8)		—		(23.8)		—
Balance, end of period		544.0		679.2		544.0		679.2
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(15.7)		(15.1)		(9.2)		(16.2)
Other comprehensive income (loss)		5.9		0.5		(0.5)		1.6
Balance, end of period		(9.8)		(14.6)		(9.8)		(14.6)
Retained Earnings
Balance, beginning of period		1,279.3		1,080.3		1,249.6		1,057.2
Net income		43.8		51.9		88.4		90.4
Dividends
Common stock (1)		(14.1)		(14.5)		(28.3)		(29.0)
Stock issued under share-based compensation plans		(0.2)		(0.2)		(1.0)		(1.1)
Balance, end of period		1,308.8		1,117.5		1,308.8		1,117.5
Total Stockholders’ Equity		$1,843.6		$1,782.8		$1,843.6		$1,782.8

(1) Cash dividends declared per common share were $0.225 and $0.220 for the three months ended April 30, 2024 and 2023, respectively, and $0.450 and $0.440 for the six months ended April 30, 2024 and 2023, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$88.4	$90.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52.9	61.1
Deferred income taxes	(2.6)	3.3
Share-based compensation expense	16.6	14.6
Provision for bad debt	2.2	—
Discount accretion on insurance claims	0.3	0.2
(Gain)/Loss on sale of assets	(0.2)	0.2
Change in fair value of contingent consideration	—	(8.4)
Income from unconsolidated affiliates	(3.0)	(1.7)
Distributions from unconsolidated affiliates	1.8	1.8
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	36.4	(93.5)
Prepaid expenses and other current assets	(34.4)	(35.9)
Right-of-use assets	5.0	3.5
Other noncurrent assets	(30.1)	22.9
Trade accounts payable and other accrued liabilities	(57.8)	(118.1)
Long-term lease liabilities	(1.8)	(6.5)
Insurance claims	49.5	25.4
Income taxes payable, net	(5.4)	(4.0)
Other noncurrent liabilities	(0.9)	(0.3)
Total adjustments	28.4	(135.4)
Net cash provided by (used in) operating activities	116.9	(45.0)
Cash flows from investing activities
Additions to property, plant and equipment	(29.1)	(23.8)
Proceeds from sale of assets	0.6	1.6
Net cash used in investing activities	(28.6)	(22.2)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(8.7)	(12.0)
Repurchases of common stock, including excise taxes	(23.8)	—
Dividends paid	(28.3)	(29.0)
Borrowings from debt	556.0	575.5
Repayment of borrowings from debt	(597.3)	(459.8)
Changes in book cash overdrafts	6.0	(11.0)
Financing of energy savings performance contracts	—	0.5
Repayment of finance lease obligations	(2.0)	(1.5)
Net cash (used in) provided by financing activities	(98.0)	62.8
Effect of exchange rate changes on cash and cash equivalents	0.8	2.6
Net decrease in cash and cash equivalents	(8.8)	(1.8)
Cash and cash equivalents at beginning of year	69.5	73.0
Cash and cash equivalents at end of period	$60.7	$71.2
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and six months ended April 30, 2024, was $76.9 million and $157.0 million, respectively. Management reimbursement revenue for the three and six months ended April 30, 2023, was $73.5 million and $146.0 million, respectively.
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
The purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital and net debt adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post-closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023. The maximum remaining contingent consideration that is payable in calendar years 2025 and 2026 is $75.0 million and $130.0 million, respectively. If the EBITDA achieved for calendar years 2023–2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025. The estimate of the fair value of the contingent consideration on the date of acquisition was $59.0 million.
At October 31, 2023, the estimate of the fair value of the contingent consideration was $13.4 million. There was no material change in the fair value of the contingent consideration during the three and six months ended April 30, 2024.

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

	Three Months Ended April 30, 2024						Six Months Ended April 30, 2024
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$681.5	$338.2	$199.7	$41.9	$—	$1,261.3	$1,374.7	$687.1	$397.7	$78.4	$—	$2,537.9
Parking(2)	102.5	12.1	0.1	80.1	—	194.8	205.7	25.1	0.2	162.8	—	393.9
Facility Services(3)	205.7	38.3	25.8	11.1	—	280.8	442.3	77.3	47.8	24.1	—	591.4
Building & Energy Solutions(4)	—	—	—	—	176.2	176.2	—	—	—	—	342.1	342.1
Airline Services(5)	—	—	—	105.1	—	105.1	—	—	—	222.5	—	222.5
Total	$989.6	$388.6	$225.6	$238.2	$176.2	$2,018.2	$2,022.8	$789.5	$445.7	$487.8	$342.1	$4,087.8

	Three Months Ended April 30, 2023						Six Months Ended April 30, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$673.5	$325.3	$188.2	$36.2	$—	$1,223.2	$1,360.6	$653.8	$375.9	$72.1	$—	$2,462.4
Parking(2)	100.3	9.9	0.3	91.7	—	202.1	197.1	21.3	0.5	166.5	—	385.5
Facility Services(3)	224.7	38.0	28.2	8.0	—	298.9	477.3	78.5	55.2	16.8	—	627.8
Building & Energy Solutions(4)	—	—	—	—	168.4	168.4	—	—	—	—	315.5	315.5
Airline Services(5)	—	—	—	91.3	—	91.3	—	—	—	184.1	—	184.1
Total	$998.5	$373.2	$216.7	$227.2	$168.4	$1,984.0	$2,035.0	$753.7	$431.6	$439.5	$315.5	$3,975.3
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
Remaining Performance Obligations
At April 30, 2024, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $283.0 million. We expect to recognize revenue on approximately 71% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2024	October 31, 2023
Contract assets
Billed trade receivables(1)	$1,167.6	$1,219.6
Unbilled trade receivables(1)	171.2	170.4
Costs incurred in excess of amounts billed(2)	152.2	139.2
Capitalized commissions(3)	30.2	30.2
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the six months ended April 30, 2024, we capitalized $7.4 million of new costs and amortized $7.4 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2024
Contract liabilities(1)
Balance at beginning of period	$141.2
Additional contract liabilities	121.6
Recognition of deferred revenue	(107.9)
Balance at end of period	$154.9
(1) Included in “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income	$43.8	$51.9	$88.4	$90.4

Weighted-average common and common equivalent shares outstanding — Basic	63.3	66.4	63.4	66.4
Effect of dilutive securities
Restricted stock units	0.1	0.1	0.1	0.2
Performance shares	0.1	0.1	0.1	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	63.5	66.7	63.7	66.7

Net income per common share
Basic	$0.69	$0.78	$1.40	$1.36
Diluted	$0.69	$0.78	$1.39	$1.35

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2024	2023	2024	2023
Anti-dilutive	0.2	0.3	0.3	0.2

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2024	October 31, 2023
Cash and cash equivalents(1)	1	$60.7	$69.5
Insurance deposits(2)	1	2.3	3.1
Assets held in funded deferred compensation plan(3)	1	4.2	4.0
Credit facility(4)	2	1,272.5	1,313.8
Interest rate swap assets(5)	2	30.7	36.4
Preferred equity investment(6)	3	15.4	15.4
Contingent consideration(7)	3	13.4	13.4
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
(6 Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. There was no material change in the fair value of the contingent consideration during the three and six months ended April 30, 2024.
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
Actuarial Review and Interim Update Performed During 2024
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
During the second quarter of 2024, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2023, through January 31, 2024 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Review and Interim Update at April 30, 2024, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $9.7 million during the six months ended April 30, 2024. During the six months ended April 30, 2023, it was determined that there was no adjustment required for our total reserves related to prior years. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	April 30, 2024	October 31, 2023
Insurance claim reserves, excluding medical and dental	$602.9	$555.0
Medical and dental claim reserves	11.4	9.5
Insurance recoverables	106.6	67.1
At April 30, 2024, and October 31, 2023, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2024	October 31, 2023
Standby letters of credit	$53.1	$53.5
Surety bonds and surety-backed letters of credit	176.6	178.0
Restricted insurance deposits	2.3	3.1
Total	$232.0	$234.7

8. Credit Facility

Credit Facility Information

(in millions)	April 30, 2024	October 31, 2023
Current portion of long-term debt(1)(2)
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(0.9)	(1.0)
Current portion of term loan	$31.6	$31.5

Long-term debt(1)(2)
Gross term loan	$520.0	$536.3
Unamortized deferred financing costs	(1.0)	(1.5)
Total noncurrent portion of term loan	519.0	534.8
Revolving line of credit(3)	720.0	745.0
Long-term debt	$1,239.0	$1,279.8
(1)At both April 30, 2024, and October 31, 2023, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 7.17%.
(2)At April 30, 2024, we had borrowing capacity of $501.1 million.
(3) Standby letters of credit amounted to $57.9 million at April 30, 2024.
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
At November 1, 2022, we amended our Amended Credit Facility pursuant to the LIBOR (London Interbank Offered Rate) Transition Amendment and the Fifth Amendment to replace the benchmark rate at which U.S.dollar-denominated borrowings bear interest from LIBOR to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by CME Group Benchmark Administration Limited. As a result of these amendments, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2024, we were in compliance with these covenants.
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
Long-Term Debt Maturities
During the three and six months ended April 30, 2024, we made principal payments under the term loan of $8.1 million and $16.3 million, respectively. As of April 30, 2024, the following principal payments are required under the Amended Credit Facility:

(in millions)	2024	2025	2026	2027	2028
Debt maturities	$16.3	$32.5	$1,223.8	$—	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$202.5 million (1)	2.83%	July 7, 2022	June 28, 2026
$47.5 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $175.0 million in October 2024 and $100.0 million in October 2025 before maturing on June 28, 2026.
At April 30, 2024, and October 31, 2023, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $21.7 million, net of taxes of $9.0 million, and a gain of $26.0 million, net of taxes of $10.5 million, respectively. At April 30, 2024, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $10.4 million, net of taxes of $3.7 million.

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
Repurchase Activity
We repurchased shares under the share repurchase program during the second quarter of fiscal year 2024, as summarized below. At April 30, 2024, authorization for $186.5 million of repurchases remained under the Share Repurchase Program. We did not repurchase any shares during the six months ended April 30, 2023.

(in millions, except per share amounts)	Three Months Ended April 30, 2024	Six Months Ended April 30, 2024
Total number of shares purchased	0.56	0.56
Average price paid per share(1)	$42.84	$42.84
Total cash paid for share repurchases(1)	$23.80	$23.80
(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for stock repurchases as part of the Inflation Reduction Act of 2022.
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2024, these letters of credit totaled $57.9 million and surety bonds and surety-backed letters of credit totaled $814.2 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2024, total guarantees were $233.9 million and extend through 2043. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2024, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $14.0 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $5.1 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2024, we had effective tax rates of 29.9% and 24.0%, respectively, resulting in provisions for taxes of $18.7 million and $28.0 million, respectively. During the three and six months ended April 30, 2023, we had effective tax rates of 28.2% and 27.6%, respectively, resulting in provisions for taxes of $20.4 million and $34.5 million respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rates for the three months ended April 30, 2024, and April 30, 2023, were not impacted by any significant discrete items.
Our effective tax rate for the six months ended April 30, 2024, benefited from discrete items, primarily from $2.4 million for uncertain tax positions, $2.2 million for share-based compensation, and $2.2 million for return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the six months ended April 30, 2023, benefited from discrete items, primarily from $1.4 million for share-based compensation.
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

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2024	2023	2024	2023
Revenues
Business & Industry	$989.6	$998.5	$2,022.8	$2,035.0
Manufacturing & Distribution	388.6	373.2	789.5	753.7
Education	225.6	216.7	445.7	431.6
Aviation	238.2	227.2	487.8	439.5
Technical Solutions	176.2	168.4	342.1	315.5
Total Revenues	$2,018.2	$1,984.0	$4,087.8	$3,975.3
Operating profit
Business & Industry	$77.6	$76.2	$157.2	$152.2
Manufacturing & Distribution	43.6	40.8	85.0	81.7
Education	11.5	11.8	24.3	23.6
Aviation	13.1	23.6	22.8	31.9
Technical Solutions	17.0	10.2	23.5	17.4
Corporate	(79.7)	(69.2)	(154.4)	(140.8)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.7)	(0.6)	(3.0)	(1.7)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	—	—	(0.1)
Total operating profit	$81.3	$92.7	$155.4	$164.1
Income from unconsolidated affiliates	1.7	0.6	3.0	1.7
Interest expense	(20.6)	(21.1)	(41.9)	(40.9)
Income before income taxes	$62.4	$72.3	$116.4	$125.0
The accounting policies for our segments are the same as those disclosed within our significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies.” Our management evaluates the performance of each reportable segment based on its respective operating profit results, which include the allocation of certain centrally incurred corporate costs. Certain corporate costs not allocated to segments include information technology, human resources, executive and finance expenses, and legal costs and settlements. Additionally, share-based compensation, actuarial adjustments to self-insurance reserves related to prior years, acquisition and integration costs, and changes in fair values of contingent consideration are not allocated to segments. Management does not review asset information by segment, therefore we do not present assets in this note.

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
A large M&D client has completed rebidding and is now rebalancing a portion of its work needs as part of its normal procurement process. We expect M&D’s financial results to be adversely impacted in the near-term.
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
During the second quarter of 2024, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2023, through January 31, 2024 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Review and Interim Update at April 30, 2024, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $9.7 million during the six months ended April 30, 2024. During the six months ended April 30, 2023, it was determined that there was no adjustment required for our total reserves related to prior year. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
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

Key Financial Highlights
•Revenues increased by $34.2 million, or 1.7%, to $2,018.2 million during the three months ended April 30, 2024, as compared to the prior year period. The increase was due to the net new business and expansion of business with existing customers within Aviation, M&D, and Education and timing of completions of certain energy solutions projects, including microgrid systems and generator installations within Technical Solutions. The increase in revenues was partially offset by soft commercial office market conditions within B&I.
•We had a decrease in operating profit of $11.4 million, to $81.3 million during the three months ended April 30, 2024, as compared to the prior year period. The decrease was primarily attributed to:
◦the $12.6 million in revenue recognized for the Aviation parking project during the three months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to January 31, 2023;
◦an absence of a fair value adjustment to decrease the contingent consideration related to the RavenVolt Acquisition; and
◦an unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended April 30, 2024.
The decrease was partially offset by:
◦labor efficiencies across most of our industry groups, as well as contract mix within M&D and Technical Solutions; and
◦a decrease in amortization of intangibles related to the RavenVolt Acquisition.
•Net cash provided by operating activities was $116.9 million during the six months ended April 30, 2024. Our total net cash provided by operating cash flows was higher compared to the prior year period, primarily due to the timing of working capital requirements, including customer payments and absence of a $66.0 million payment of previously deferred payroll taxes made during the three months ended January 31, 2023.
•Dividends of $28.3 million were paid to shareholders, and dividends totaling $0.45 per common share were declared during the six months ended April 30, 2024.
•At April 30, 2024, total outstanding borrowings under our Amended Credit Facility were $1.3 billion. At April 30, 2024, we had up to $501.1 million of borrowing capacity.

Results of Operations

Three Months Ended April 30, 2024, Compared with the Three Months Ended April 30, 2023
Consolidated

	Three Months Ended April 30,
(in millions, except per share amounts)	2024	2023	Increase / (Decrease)
Revenues	$2,018.2	$1,984.0	$34.2	1.7%
Operating expenses	1,763.5	1,715.2	48.3	2.8%
Gross margin	12.6%	13.6%	(93) bps
Selling, general and administrative expenses	159.9	156.6	3.3	2.1%
Amortization of intangible assets	13.6	19.5	(5.9)	(30.5)%
Operating profit	81.3	92.7	(11.4)	(12.3)%
Income from unconsolidated affiliates	1.7	0.6	1.1	NM*
Interest expense	(20.6)	(21.1)	0.5	2.2%
Income before income taxes	62.4	72.3	(9.9)	(13.7)%
Income tax provision	(18.7)	(20.4)	1.7	8.3%
Net income	43.8	51.9	(8.1)	(15.7)%
Other comprehensive income
Interest rate swaps	10.3	(2.5)	12.8	NM*
Foreign currency translation and other	(1.7)	2.3	(4.0)	NM*
Income tax (provision) benefit	(2.7)	0.7	(3.4)	NM*
Comprehensive income	$49.7	$52.4	$(2.7)	(5.2)%
*Not meaningful
Revenues
Revenues increased by $34.2 million, or 1.7%, to $2,018.2 million during the three months ended April 30, 2024, as compared to the prior year period. The increase was due to the net new business and expansion of business with existing customers within Aviation, M&D, and Education and timing of completions of certain energy solutions projects, including microgrid systems and generator installations within Technical Solutions. The increase in revenues was partially offset by soft commercial office market conditions within B&I.
Operating Expenses
Operating expenses increased by $48.3 million, or 2.8%, to $1,763.5 million during the three months ended April 30, 2024, as compared to the prior year period. Gross margin decreased by 93 bps to 12.6% in the three months ended April 30, 2024, from 13.6% in the prior year period. The decrease in gross margin was primarily driven by $12.6 million in revenue recognized for the Aviation parking project during the three months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to January 31, 2023, and a $4.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended April 30, 2024, partially offset by labor efficiencies across most of our industry groups and the contract mix within M&D and Technical Solutions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.3 million to $159.9 million during the three months ended April 30, 2024, as compared to the prior year period. The increase in selling, general and administrative expenses was primarily attributable to:
•an absence of an $8.4 million fair value adjustment to decrease the contingent consideration related to the RavenVolt Acquisition; and
•a $5.8 million increase in costs associated with the systems’ go-live.

This increase was partially offset by:
•a $3.7 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•an absence of a $3.5 million unfavorable medical and dental self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed in the three months ended April 30, 2023; and
•a $2.8 million decrease in compensation and related expenses primarily due to headcount reduction at the end of October 2023, partially offset by an increase in compensation under certain incentive plans.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $5.9 million, or 30.5%, to $13.6 million during the three months ended April 30, 2024, as compared to the prior year period. The decrease was primarily due to the lower amortization of intangibles, primarily intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense decreased by $0.5 million to $20.6 million during the three months ended April 30, 2024, as compared to the prior year period, and was driven by lower borrowings from our Amended Credit Facility.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended April 30, 2024, and April 30, 2023, were 29.9% and 28.2%, respectively, resulting in provisions for taxes of $18.7 million and $20.4 million, respectively.
Our effective tax rates for the three months ended April 30, 2024, and April 30, 2023, were not impacted by any significant discrete items.
Interest Rate Swaps
We had a gain of $10.3 million on interest rate swaps during the three months ended April 30, 2024, as compared to a loss of $2.5 million during the three months ended April 30, 2023, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $1.7 million during the three months ended April 30, 2024, as compared to a foreign currency translation gain of $2.3 million during the three months ended April 30, 2023. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
(in millions)	2024	2023	Increase / (Decrease)
Revenues
Business & Industry	$989.6	$998.5	$(8.9)	(0.9)%
Manufacturing & Distribution	388.6	373.2	15.4	4.1%
Education	225.6	216.7	8.9	4.1%
Aviation	238.2	227.2	11.0	4.8%
Technical Solutions	176.2	168.4	7.8	4.6%
	$2,018.2	$1,984.0	$34.2	1.7%
Operating profit
Business & Industry	$77.6	$76.2	$1.4	1.8%
Operating profit margin	7.8%	7.6%	21 bps
Manufacturing & Distribution	43.6	40.8	2.8	6.9%
Operating profit margin	11.2%	10.9%	29 bps
Education	11.5	11.8	(0.3)	(1.8)%
Operating profit margin	5.1%	5.4%	(31) bps
Aviation	13.1	23.6	(10.5)	(44.8)%
Operating profit margin	5.5%	10.4%	(492) bps
Technical Solutions	17.0	10.2	6.8	66.6%
Operating profit margin	9.6%	6.0%	358 bps
Corporate	(79.7)	(69.2)	(10.5)	(15.2)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.7)	(0.6)	(1.1)	NM*
	$81.3	$92.7	$(11.4)	(12.3)%
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2024	2023	(Decrease) / Increase
Revenues	$989.6	$998.5	$(8.9)	(0.9)%
Operating profit	77.6	76.2	1.4	1.8%
Operating profit margin	7.8%	7.6%	21 bps
B&I revenues decreased by $8.9 million, or 0.9%, to $989.6 million during the three months ended April 30, 2024, as compared to the prior year period. The revenue decrease was primarily driven by the soft commercial office market conditions and attrition of certain engineering clients, partially offset by client expansions and increases in revenue in the sports sector and parking. Management reimbursement revenues for this segment totaled $68.6 million and $65.7 million for the three months ended April 30, 2024 and 2023, respectively.
Operating profit increased by $1.4 million, or 1.8%, to $77.6 million during the three months ended April 30, 2024, as compared to the prior year period. Operating profit margin increased by 21 bps to 7.8% in the three months ended April 30, 2024, from 7.6% in the prior year period. The increase in operating profit margin was primarily driven by contract and service mix and labor efficiencies.

Manufacturing & Distribution
	Three Months Ended April 30,
($ in millions)	2024	2023	Increase
Revenues	$388.6	$373.2	$15.4	4.1%
Operating profit	43.6	40.8	2.8	6.9%
Operating profit margin	11.2%	10.9%	29 bps
M&D revenues increased by $15.4 million, or 4.1%, to $388.6 million during the three months ended April 30, 2024, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers.
Operating profit increased by 6.9% to $43.6 million during the three months ended April 30, 2024, as compared to the prior year period. Operating profit margin increased by 29 bps to 11.2% in the three months ended April 30, 2024, from 10.9% in the prior year period. The increase in operating profit margin was primarily attributable to the contract mix.

Education
	Three Months Ended April 30,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$225.6	$216.7	$8.9	4.1%
Operating profit	11.5	11.8	(0.3)	(1.8)%
Operating profit margin	5.1%	5.4%	(31) bps
Education revenues increased by $8.9 million, or 4.1%, to $225.6 million during the three months ended April 30, 2024, as compared to the prior year period. The increase was primarily attributable to net new business and expansion of business with existing customers.
Operating profit decreased by $0.3 million, or 1.8%, to $11.5 million for the three months ended April 30, 2024, as compared to the prior year period. Operating profit margin decreased by 31 bps to 5.1% in the three months ended April 30, 2024, from 5.4% in the prior year period. The decrease in operating profit margin was primarily attributable to base wage increases, partially offset by labor efficiencies.

Aviation
	Three Months Ended April 30,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$238.2	$227.2	$11.0	4.8%
Operating profit	13.1	23.6	(10.5)	(44.8)%
Operating profit margin	5.5%	10.4%	(492) bps
Aviation revenues increased by $11.0 million, or 4.8%, to $238.2 million during the three months ended April 30, 2024, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients as well as continuing recovery in travel volume. In addition, during the three months ended April 30, 2023, we recognized $12.6 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized prior to January 31, 2023. Management reimbursement revenues for this segment totaled $8.2 million and $7.7 million for the three months ended April 30, 2024 and 2023, respectively.
Operating profit decreased by $10.5 million, or 44.8%, to $13.1 million for the three months ended April 30, 2024, as compared to the prior year period. Operating profit margin decreased by 492 bps to 5.5% in the three months ended April 30, 2024. The operating profit margin decreased primarily due to the revenue recognized for the Aviation parking project during the three months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to January 31, 2023. This decrease was partially offset by labor efficiencies, primarily due to an increase in travel volume.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2024	2023	Increase
Revenues	$176.2	$168.4	$7.8	4.6%
Operating profit	17.0	10.2	6.8	66.6%
Operating profit margin	9.6%	6.0%	358 bps
Technical Solutions revenues increased by $7.8 million, or 4.6%, to $176.2 million during the three months ended April 30, 2024, as compared to the prior year period. The increase was primarily driven by higher project revenues due to the timing of certain energy solutions projects, including microgrid systems and generators installation, partially offset by a decrease in electric vehicle charging station installation sales.
Operating profit increased by $6.8 million, or 66.6%, to $17.0 million during the three months ended April 30, 2024, as compared to the prior year period. Operating profit margin increased by 358 bps to 9.6% in the three months ended April 30, 2024, from 6.0% in the prior year period. The increase in operating profit margin was primarily attributable to the contract mix and lower amortization of intangible assets.

Corporate
	Three Months Ended April 30,
($ in millions)	2024	2023	Increase
Corporate expenses	$(79.7)	$(69.2)	$(10.5)	(15.2)%
Corporate expenses increased by $10.5 million, or 15.2%, to $79.7 million during the three months ended April 30, 2024, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•an absence of an $8.4 million fair value adjustment to decrease the contingent consideration related to the RavenVolt Acquisition;
•a $5.6 million increase in costs associated with the systems’ go-live; and
•a $4.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended April 30, 2024.
The increase was partially offset by:
•a $3.7 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•an absence of a $3.5 million unfavorable medical and dental self-insurance adjustment related to prior year claims as the result of actuarial evaluations completed in the three months ended April 30, 2023.

Results of Operations

Six Months Ended April 30, 2024, Compared with the Six Months Ended April 30, 2023
Consolidated

	Six Months Ended April 30,
(in millions)	2024	2023	Increase / (Decrease)
Revenues	$4,087.8	$3,975.3	$112.5	2.8%
Operating expenses	3,589.8	3,465.0	124.8	3.6%
Gross margin	12.2%	12.8%	(65) bps
Selling, general and administrative expenses	314.5	307.2	7.3	2.4%
Amortization of intangible assets	28.2	39.0	(10.8)	(27.6)%
Operating profit	155.4	164.1	(8.7)	(5.3)%
Income from unconsolidated affiliates	3.0	1.7	1.3	71.4%
Interest expense	(41.9)	(40.9)	(1.0)	(2.6)%
Income before income taxes	116.4	125.0	(8.6)	(6.9)%
Income tax provision	(28.0)	(34.5)	6.5	19.0%
Net income	88.4	90.4	(2.0)	(2.2)%
Other comprehensive income (loss)
Interest rate swaps	(5.7)	(15.6)	9.9	(63.3)%
Foreign currency translation and other	3.7	12.8	(9.1)	(71.1)%
Income tax benefit (provision)	1.5	4.3	(2.8)	(65.8)%
Comprehensive income	$87.9	$92.0	$(4.1)	(4.4)%
*Not meaningful
Revenues
Revenues increased by $112.5 million, or 2.8%, to $4,087.8 million during the six months ended April 30, 2024, as compared to the prior year period. Revenue growth was primarily driven by the net new business and expansion of business with existing customers within Aviation, M&D, and Education and timing of completions of certain energy solutions projects, including microgrid systems and generators installation within Technical Solutions. The increase in revenues was partially offset by soft commercial office market conditions within B&I.
Operating Expenses
Operating expenses increased by $124.8 million, or 3.6%, to $3,589.8 million during the six months ended April 30, 2024, as compared to the prior year period. Gross margin decreased by 65 bps to 12.2% in the six months ended April 30, 2024, from 12.8% in the six months ended April 30, 2023. The decrease in gross margin was primarily driven by the $11.4 million in revenue recognized for the Aviation parking project during the six months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to October 31, 2022, and unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the six months ended April 30, 2024, partially offset by labor efficiencies across most of our industry groups and the contract mix within M&D and Technical Solutions.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $7.3 million, or 2.4%, to $314.5 million during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
•an $11.8 million increase in costs associated with the systems’ go-live;
•an absence of an $8.4 million fair value adjustment to decrease the contingent consideration related to the RavenVolt Acquisition; and

•a $2.2 million increase in bad debt.
This increase was partially offset by:
•a $13.8 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $2.0 million decrease in compensation and related expenses primarily due to headcount reduction at the end of October 2023, partially offset by increase in compensation under certain incentive plans.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $10.8 million, or 27.6%, to $28.2 million during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. This decrease was primarily due to lower amortization of intangibles, primarily intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $1.0 million, to $41.9 million during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. The increase was driven by higher interest rates on our Amended Credit Facility.
Income Taxes from Operations
Our effective tax rates on income from operations for the six months ended April 30, 2024, and April 30, 2023, were 24.0% and 27.6%, respectively, resulting in provisions for taxes of $28.0 million and $34.5 million, respectively.
Our effective tax rate for the six months ended April 30, 2024, benefited from discrete items, primarily from $2.4 million for uncertain tax positions, $2.2 million for share-based compensation, and $2.2 million for return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the six months ended April 30, 2023, benefited from discrete items, primarily from $1.4 million for share-based compensation.
Interest Rate Swaps
We had a loss of $5.7 million during the six months ended April 30, 2024, as compared to a loss of $15.6 million during the six months ended April 30, 2023, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $3.7 million during the six months ended April 30, 2024, as compared to a foreign currency translation gain of $12.8 million during the six months ended April 30, 2023. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
(in millions)	2024	2023	Increase / (Decrease)
Revenues
Business & Industry	$2,022.8	$2,035.0	$(12.2)	(0.6)%
Manufacturing & Distribution	789.5	753.7	35.8	4.7%
Education	445.7	431.6	14.1	3.3%
Aviation	487.8	439.5	48.3	11.0%
Technical Solutions	342.1	315.5	26.6	8.5%
	$4,087.8	$3,975.3	$112.5	2.8%
Operating profit
Business & Industry	$157.2	$152.2	$5.0	3.3%
Operating profit margin	7.8%	7.5%	29 bps
Manufacturing & Distribution	85.0	81.7	3.3	4.0%
Operating profit margin	10.8%	10.8%	(8) bps
Education	24.3	23.6	0.7	2.9%
Operating profit margin	5.4%	5.5%	(2) bps
Aviation	22.8	31.9	(9.1)	(28.6)%
Operating profit margin	4.7%	7.3%	(259) bps
Technical Solutions	23.5	17.4	6.1	35.3%
Operating profit margin	6.9%	5.5%	137 bps
Corporate	(154.4)	(140.8)	(13.6)	(9.7)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(3.0)	(1.7)	(1.2)	(71.4)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.1)	0.1	NM*
	$155.4	$164.1	$(8.7)	(5.3)%
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2024	2023	(Decrease) / Increase
Revenues	$2,022.8	$2,035.0	$(12.2)	(0.6)%
Operating profit	157.2	152.2	5.0	3.3%
Operating profit margin	7.8%	7.5%	29 bps
B&I revenues decreased by $12.2 million, or 0.6%, to $2,022.8 million during the six months ended April 30, 2024, as compared to the prior year period. The revenue decrease was primarily driven by the soft commercial office market conditions, and attrition of certain engineering clients, partially offset by client expansions and increases in revenue in the sports sector and parking. Management reimbursement revenues for this segment totaled $139.1 million and $130.1 million for the six months ended April 30, 2024 and 2023, respectively.
Operating profit increased by $5.0 million, or 3.3%, to $157.2 million during the six months ended April 30, 2024, as compared to the prior year period. Operating profit margin increased by 29 bps to 7.8% in the six months ended April 30, 2024, from 7.5% in the six months ended April 30, 2023. The increase in operating profit margin was primarily driven by the contract and service mix and labor efficiencies.

Manufacturing & Distribution
	Six Months Ended April 30,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$789.5	$753.7	$35.8	4.7%
Operating profit	85.0	81.7	3.3	4.0%
Operating profit margin	10.8%	10.8%	(8) bps
M&D revenues increased by $35.8 million, or 4.7%, to $789.5 million during the six months ended April 30, 2024, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers.
Operating profit increased by $3.3 million, or 4.0%, to $85.0 million during the six months ended April 30, 2024, as compared to the prior year period. Operating profit margin decreased by 8 bps to 10.8% in the six months ended April 30, 2024, from 10.8% in the six months ended April 30, 2023. The decrease in operating profit margin was primarily attributable to the change in the contract mix.

Education
	Six Months Ended April 30,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$445.7	$431.6	$14.1	3.3%
Operating profit	24.3	23.6	0.7	2.9%
Operating profit margin	5.4%	5.5%	(2) bps
Education revenues increased by $14.1 million, or 3.3%, to $445.7 million during the six months ended April 30, 2024, as compared to the prior year period. The increase was primarily attributable to net new business, partially offset by a decrease in work orders.
Operating profit increased by $0.7 million, or 2.9%, during the six months ended April 30, 2024, as compared to the prior year period. Operating profit margin decreased by 2 bps to 5.4% in the six months ended April 30, 2024, from 5.5% in the six months ended April 30, 2023. The decrease in operating profit margin was primarily attributable to the decrease in disinfection-related work orders, which have higher margins. Operating profit margin was positively impacted by labor efficiencies and lower start-up supplies expenses.

Aviation
	Six Months Ended April 30,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$487.8	$439.5	$48.3	11.0%
Operating profit	22.8	31.9	(9.1)	(28.6)%
Operating profit margin	4.7%	7.3%	(259) bps
Aviation revenues increased by $48.3 million, or 11.0%, to $487.8 million during the six months ended April 30, 2024, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients as well as continuing recovery in travel volume. In addition, during the six months ended April 30, 2023, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized prior to October 31, 2022. Management reimbursement revenues for this segment totaled $17.7 million and $15.6 million for the six months ended April 30, 2024 and 2023, respectively.
Operating profit decreased by $9.1 million, or 28.6%, to $22.8 million during the six months ended April 30, 2024, as compared to the prior year period. Operating profit margin decreased by 259 bps to 4.7% in the six months ended April 30, 2024, from 7.3% in the six months ended April 30, 2023. The decrease was primarily attributable to $11.4 million in revenue from an Aviation parking project recognized during the six months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to October 31, 2022. In addition, operating profit margin was negatively impacted by certain costs related to reconciliations of funds due under long-term contracts, partially offset by labor efficiencies primarily due to an increase in travel volume.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2024	2023	Increase
Revenues	$342.1	$315.5	$26.6	8.5%
Operating profit	23.5	17.4	6.1	35.3%
Operating profit margin	6.9%	5.5%	137 bps
Technical Solutions revenues increased by $26.6 million, or 8.5%, to $342.1 million during the six months ended April 30, 2024, as compared to the prior year period. The increase was primarily driven by higher project revenues due to the timing of completions of certain energy solutions projects, including microgrid systems and generators installation, partially offset by a decrease in electric vehicle charging station installation sales.
Operating profit increased by $6.1 million, or 35.3%, to $23.5 million during the six months ended April 30, 2024, as compared to the prior year period. Operating profit margin increased by 137 bps to 6.9% in the six months ended April 30, 2024, from 5.5% in the six months ended April 30, 2023. The increase in operating profit margin was primarily attributable to the contract mix and lower amortization of intangible assets.

Corporate
	Six Months Ended April 30,
($ in millions)	2024	2023	Increase
Corporate expenses	$(154.4)	$(140.8)	$(13.6)	(9.7)%
    Corporate expenses increased by $13.6 million, or 9.7%, to $154.4 million during the six months ended April 30, 2024, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•an $11.5 million increase in costs associated with the systems’ go-live;
•a $9.7 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the six months ended April 30, 2024; and
•an absence of an $8.4 million fair value adjustment to decrease the contingent consideration related to the RavenVolt Acquisition.
This increase was partially offset by:
•a $13.8 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2024, we were in compliance with these covenants.
During the six months ended April 30, 2024, we made principal payments of $16.3 million under the term loan. At April 30, 2024, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.3 billion and $57.9 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 7.17%. At April 30, 2024, we had up to $501.1 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under the share repurchase program during the three and six months ended April 30, 2024, as summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At April 30, 2024, authorization for $186.5 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended April 30, 2024	Six Months Ended April 30, 2024
Total number of shares purchased	0.56	0.56
Average price paid per share(1)	$42.84	$42.84
Total cash paid for share repurchases(1)	$23.80	$23.80

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

	Six Months Ended April 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$116.9	$(45.0)
Net cash used in investing activities	(28.6)	(22.2)
Net cash (used in) provided by financing activities	(98.0)	62.8
Operating Activities
Net cash provided by operating activities was $116.9 million during the six months ended April 30, 2024, as compared to net cash used by operating activities of $45.0 million during the prior year period. The change was primarily driven by the timing of working capital requirements, including customer payments and an absence of a $66.0 million payment for the deferred payroll taxes made during the three months ended January 31, 2023.
Investing Activities
Net cash used in investing activities increased by $6.4 million during the six months ended April 30, 2024, as compared to the prior year period. This quarter’s activity was primarily related to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $98.0 million during the six months ended April 30, 2024, as compared to net cash provided by financing activities of $62.8 million during the prior year period. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility due to the $116.9 million cash provided by operating activities.

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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning (“ERP”) system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the year ended October 31, 2023, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP for the Education industry group that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for the Education industry group replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system over the next several years. Our new ERP system is intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the second quarter of 2024 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Common Stock Repurchases
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
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2024:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
2/01/2024-2/29/2024	—	$—	—	$210.3
3/01/2024-3/31/2024	0.6	$42.84	0.6	$186.5
4/01/2024-4/30/2024	—	$—	—	$186.5
Total	0.6	$42.84	0.6
(1) Average price paid per share does not include any excise tax for stock repurchases as part of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended April 30, 2024, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Scott Salmirs, President and Chief Executive Officer	Adoption	April 9, 2024	X	-	50,000 shares of common stock	-	From July 10, 2024, until the earlier of (i) the date when all the shares under the plan are sold and (ii) January 15, 2025
Rene Jacobsen, Executive Vice President and Chief Operating Officer	Adoption	April 15, 2024	X	-	50,000 shares of common stock	-	From July 15, 2024, until the earlier of (i) the date when all shares under the plan are sold and (ii) July 15, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
3.1	ABM Industries Incorporated Amended and Restated Bylaws effective March 27, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 27, 2024)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.

‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

June 6, 2024	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 6, 2024	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)