Form 10-Q
period 2024-07-31
ABM INDUSTRIES INC /DE/
filed 2024-09-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 5, 2024: 62,791,259

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$86.3	$69.5
Trade accounts receivable, net of allowances of $24.2 and $25.0 at July 31, 2024 and October 31, 2023, respectively	1,322.7	1,365.0
Costs incurred in excess of amounts billed	152.3	139.2
Prepaid expenses	86.4	78.5
Other current assets	75.7	58.6
Total current assets	1,723.4	1,710.7
Other investments	29.0	28.8
Property, plant and equipment, net of accumulated depreciation of $351.7 and $326.5 at July 31, 2024 and October 31, 2023, respectively	148.5	131.5
Right-of-use assets	106.2	113.4
Other intangible assets, net of accumulated amortization of $481.0 and $438.3 at July 31, 2024 and October 31, 2023, respectively	296.1	302.9
Goodwill	2,574.2	2,491.3
Other noncurrent assets	163.0	155.0
Total assets	$5,040.4	$4,933.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.6	$31.5
Trade accounts payable	278.7	299.1
Accrued compensation	239.1	249.7
Accrued taxes — other than income	67.0	58.9
Deferred revenue	79.4	90.1
Insurance claims	191.2	177.0
Income taxes payable	16.9	17.9
Current portion of lease liabilities	26.9	32.5
Other accrued liabilities	315.4	261.2
Total current liabilities	1,246.1	1,217.9
Long-term debt, net	1,305.1	1,279.8
Long-term lease liabilities	95.8	98.8
Deferred income tax liability, net	66.1	85.0
Noncurrent insurance claims	420.4	387.5
Other noncurrent liabilities	67.9	61.1
Noncurrent income taxes payable	3.9	3.7
Total liabilities	3,205.3	3,133.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,785,283 and 62,847,387 shares issued and outstanding at July 31, 2024 and October 31, 2023, respectively	0.6	0.6
Additional paid-in capital	551.6	558.9
Accumulated other comprehensive loss, net of taxes	(16.3)	(9.2)
Retained earnings	1,299.1	1,249.6
Total stockholders’ equity	1,835.0	1,799.9
Total liabilities and stockholders’ equity	$5,040.4	$4,933.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues	$2,094.2	$2,028.2	$6,182.0	$6,003.5
Operating expenses	1,831.0	1,765.8	5,420.8	5,230.7
Selling, general and administrative expenses	211.8	104.3	526.3	411.5
Amortization of intangible assets	14.0	19.2	42.2	58.2
Operating profit	37.4	138.9	192.8	303.1
Income from unconsolidated affiliates	1.8	1.2	4.7	3.0
Interest expense	(21.2)	(20.9)	(63.1)	(61.8)
Income before income taxes	18.0	119.3	134.4	244.2
Income tax provision	(13.3)	(21.2)	(41.3)	(55.7)
Net income	4.7	98.1	93.1	188.5
Other comprehensive income
Interest rate swaps	(12.4)	12.8	(18.1)	(2.7)
Foreign currency translation and other	2.7	3.1	6.4	15.9
Income tax benefit (provision)	3.2	(3.6)	4.7	0.7
Comprehensive income	$(1.8)	$110.4	$86.1	$202.4
Net income per common share
Basic	$0.07	$1.48	$1.47	$2.84
Diluted	$0.07	$1.47	$1.46	$2.83
Weighted-average common and common equivalent shares outstanding
Basic	63.1	66.3	63.3	66.3
Diluted	63.5	66.6	63.6	66.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2024		2023		2024		2023
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	62.8	$0.6	66.1	$0.7	62.8	$0.6	65.6	$0.7
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.5	—	0.6	—
Repurchase of common stock, including excise taxes	—	—	(0.6)	—	(0.6)	—	(0.6)	—
Balance, end of period	62.8	0.6	65.5	0.7	62.8	0.6	65.5	0.7
Additional Paid-in Capital
Balance, beginning of period		544.0		679.2		559.0		675.5
Stock issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.1		0.9		(6.7)		(10.0)
Share-based compensation expense		6.5		7.6		23.1		22.2
Repurchase of common stock, including excise taxes		—		(27.1)		(23.8)		(27.1)
Balance, end of period		551.6		660.7		551.6		660.7
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(9.8)		(14.6)		(9.3)		(16.2)
Other comprehensive income (loss)		(6.4)		12.4		(7.0)		14.1
Balance, end of period		(16.3)		(2.2)		(16.3)		(2.2)
Retained Earnings
Balance, beginning of period		1,308.8		1,117.5		1,249.6		1,057.2
Net income		4.7		98.1		93.1		188.5
Dividends
Common stock (1)		(14.1)		(14.5)		(42.4)		(43.5)
Stock issued under share-based compensation plans		(0.3)		(0.2)		(1.2)		(1.3)
Balance, end of period		1,299.1		1,201.0		1,299.1		1,201.0
Total Stockholders’ Equity		$1,835.0		$1,860.1		$1,835.0		$1,860.1

(1) Cash dividends declared per common share were $0.225 and $0.220 for the three months ended July 31, 2024 and 2023, respectively, and $0.675 and $0.660 for the nine months ended July 31, 2024 and 2023, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$93.1	$188.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	79.5	91.3
Deferred income taxes	(14.1)	(2.0)
Share-based compensation expense	23.1	22.2
Provision for bad debt	5.6	0.6
Discount accretion on insurance claims	0.4	0.3
Loss on sale of assets	—	0.1
Change in fair value of contingent consideration	36.0	(45.6)
Income from unconsolidated affiliates	(4.7)	(3.0)
Distributions from unconsolidated affiliates	4.6	1.9
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	42.3	(125.1)
Prepaid expenses and other current assets	(24.2)	(22.3)
Right-of-use assets	7.8	8.0
Other noncurrent assets	(24.7)	25.0
Trade accounts payable and other accrued liabilities	(68.9)	(45.9)
Long-term lease liabilities	(3.5)	(10.8)
Insurance claims	46.6	18.7
Income taxes payable, net	(0.8)	4.4
Other noncurrent liabilities	(1.9)	(2.2)
Total adjustments	103.2	(84.4)
Net cash provided by operating activities	196.3	104.1
Cash flows from investing activities
Additions to property, plant and equipment	(44.6)	(34.6)
Proceeds from sale of assets	0.9	2.0
Purchase of businesses, net of cash acquired	(114.3)	—
Investments in equity securities	—	(12.4)
Net cash used in investing activities	(157.9)	(45.0)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(7.9)	(11.3)
Repurchases of common stock, including excise taxes	(23.8)	(27.1)
Dividends paid	(42.4)	(43.5)
Borrowings from debt	912.0	794.0
Repayment of borrowings from debt	(887.4)	(738.4)
Changes in book cash overdrafts	29.5	(10.5)
Financing of energy savings performance contracts	—	0.5
Repayment of finance lease obligations	(3.1)	(2.2)
Net cash used in financing activities	(23.0)	(38.4)
Effect of exchange rate changes on cash and cash equivalents	1.4	3.9
Net increase in cash and cash equivalents	16.8	24.7
Cash and cash equivalents at beginning of year	69.5	73.0
Cash and cash equivalents at end of period	$86.3	$97.7
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and nine months ended July 31, 2024, was $79.6 million and $236.6 million, respectively. Management reimbursement revenue for the three and nine months ended July 31, 2023, was $77.9 million and $223.8 million, respectively.
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

3. ACQUISITIONS

Acquisition of Quality Uptime
Effective June 21, 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an uninterrupted power supply system (“UPS”) installation and maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities, for a net cash purchase price of approximately $118.2 million (subject to customary working capital adjustments). The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is amortizable over 15 years for income tax purposes. As of July 31, 2024, we recorded preliminary goodwill and intangibles of $79.5 million and $35.2 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $24.9 million and $21.4 million, respectively. The acquisition accounting is subject to change as we obtain additional information about the facts and circumstances that existed as of the acquisition date during the measurement period, not to exceed one year from the acquisition date. The final acquisition accounting may include changes to non-current assets, including intangible assets and working capital.
The unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2024, include revenues of $8.2 million attributable to Quality Uptime, which are included in our Technical Solutions segment.
Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment.
The purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post-closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023.
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
At October 31, 2023, the estimate of the fair value of the contingent consideration was $13.4 million. At July 31, 2024, the estimate of the fair value of the contingent consideration was $49.4 million. The change in the fair value of $36.0 million is recognized within “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income.

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

	Three Months Ended July 31, 2024						Nine Months Ended July 31, 2024
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$696.1	$326.5	$200.6	$53.7	$—	$1,277.0	$2,070.7	$1,013.5	$598.4	$132.1	$—	$3,814.8
Parking(2)	106.0	12.8	0.1	84.6	—	203.6	311.8	38.0	0.3	247.5	—	597.5
Facility Services(3)	208.5	37.8	27.6	11.2	—	285.1	650.8	115.1	75.4	35.3	—	876.6
Building & Energy Solutions(4)	—	—	—	—	209.7	209.7	—	—	—	—	551.9	551.9
Airline Services(5)	—	—	—	118.8	—	118.8	—	—	—	341.2	—	341.2
Total	$1,010.6	$377.1	$228.3	$268.4	$209.7	$2,094.2	$3,033.4	$1,166.6	$674.0	$756.1	$551.9	$6,182.0

	Three Months Ended July 31, 2023						Nine Months Ended July 31, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$687.5	$334.8	$218.6	$36.9	$—	$1,277.8	$2,047.8	$988.6	$594.5	$109.0	$—	$3,740.0
Parking(2)	106.1	9.9	0.2	80.6	—	196.9	303.3	31.3	0.7	247.1	—	582.3
Facility Services(3)	227.7	37.2	0.3	7.4	—	272.6	705.3	115.7	55.5	24.2	—	900.6
Building & Energy Solutions(4)	—	—	—	—	167.9	167.9	—	—	—	—	483.4	483.4
Airline Services(5)	—	—	—	113.0	—	113.0	—	—	—	297.2	—	297.2
Total	$1,021.4	$381.9	$219.1	$238.0	$167.9	$2,028.2	$3,056.4	$1,135.5	$650.7	$677.5	$483.4	$6,003.5
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
(4) Building & Energy Solutions arrangements provide custom energy solutions, including microgrid systems installation, electrical, HVAC, lighting, electric vehicle charging station installation, uninterrupted power supply services, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as Energy Savings, Fixed-Price Repair, and Refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands pursuant to franchise contracts.
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
Remaining Performance Obligations
At July 31, 2024, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $273.3 million. We expect to recognize revenue on approximately 71% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2024	October 31, 2023
Contract assets
Billed trade receivables(1)	$1,169.4	$1,219.6
Unbilled trade receivables(1)	177.5	170.4
Costs incurred in excess of amounts billed(2)	152.3	139.2
Capitalized commissions(3)	30.2	30.2
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the nine months ended July 31, 2024, we capitalized $11.2 million of new costs and amortized $11.3 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2024
Contract liabilities(1)
Balance at beginning of period	$141.2
Acquisition additions (2)	3.9
Additional contract liabilities	175.9
Recognition of deferred revenue	(181.1)
Balance at end of period	$140.0
(1) Included in “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.
(2) Represents additions associated with the Quality Uptime Acquisition.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income	$4.7	$98.1	$93.1	$188.5

Weighted-average common and common equivalent shares outstanding — Basic	63.1	66.3	63.3	66.3
Effect of dilutive securities
Restricted stock units	0.3	0.2	0.2	0.2
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	63.5	66.6	63.6	66.7

Net income per common share
Basic	$0.07	$1.48	$1.47	$2.84
Diluted	$0.07	$1.47	$1.46	$2.83

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2024	2023	2024	2023
Anti-dilutive	—	0.3	0.2	0.2

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2024	October 31, 2023
Cash and cash equivalents(1)	1	$86.3	$69.5
Insurance deposits(2)	1	2.3	3.1
Assets held in funded deferred compensation plan(3)	1	4.3	4.0
Credit facility(4)	2	1,338.4	1,313.8
Interest rate swap assets(5)	2	18.3	36.4
Preferred equity investment(6)	3	15.4	15.4
Contingent consideration(7)	3	49.4	13.4
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
During the third quarter of 2024, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2023, through April 30, 2024 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”) by $17.9 million during the nine months ended July 31, 2024. During the nine months ended July 31, 2023, we decreased our total reserves related to prior years by $5.3 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	July 31, 2024	October 31, 2023
Insurance claim reserves, excluding medical and dental	$600.3	$555.0
Medical and dental claim reserves	11.3	9.5
Insurance recoverables	91.4	67.1
At July 31, 2024, and October 31, 2023, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2024	October 31, 2023
Standby letters of credit	$53.1	$53.5
Surety bonds and surety-backed letters of credit	175.4	178.0
Restricted insurance deposits	2.3	3.1
Total	$230.8	$234.7

8. Credit Facility

Credit Facility Information

(in millions)	July 31, 2024	October 31, 2023
Current portion of long-term debt(1)(2)
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(0.9)	(1.0)
Current portion of term loan	$31.6	$31.5

Long-term debt(1)(2)
Gross term loan	$511.9	$536.3
Unamortized deferred financing costs	(0.8)	(1.5)
Total noncurrent portion of term loan	511.1	534.8
Revolving line of credit(3)	794.0	745.0
Long-term debt	$1,305.1	$1,279.8
(1)At July 31, 2024, and October 31, 2023, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 7.19% and 7.17% respectively.
(2)At July 31, 2024, we had borrowing capacity of $427.6 million.
(3) Standby letters of credit amounted to $57.9 million at July 31, 2024.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2024, we were in compliance with these covenants.
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
Long-Term Debt Maturities
During the three and nine months ended July 31, 2024, we made principal payments under the term loan of $8.1 million and $24.4 million, respectively. As of July 31, 2024, the following principal payments are required under the Amended Credit Facility:

(in millions)	2024	2025	2026	2027	2028
Debt maturities	$8.1	$32.5	$1,297.8	$—	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$194.4 million (1)	2.83%	July 7, 2022	June 28, 2026
$55.6 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $175.0 million in October 2024 and $100.0 million in October 2025 before maturing on June 28, 2026.
At July 31, 2024, and October 31, 2023, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $12.6 million, net of taxes of $5.7 million, and a gain of $26.0 million, net of taxes of $10.5 million, respectively. At July 31, 2024, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $7.0 million, net of taxes of $2.5 million.

9. COMMON STOCK

Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. No shares were repurchased during the three months ended July 31, 2024. During the nine months ended July 31, 2024, there were share repurchases as summarized below. At July 31, 2024, authorization for $186.5 million of repurchases remained under our share repurchase program.
Repurchase Activity

(in millions, except per share amounts)	Three Months Ended July 31, 2024	Nine Months Ended July 31, 2024
Total number of shares purchased	—	0.56
Average price paid per share	$—	$42.84
Total cash paid for share repurchases	$—	$23.80

(in millions, except per share amounts)	Three Months Ended July 31, 2023	Nine Months Ended July 31, 2023
Total number of shares purchased	0.64	0.64
Average price paid per share	$42.10	$42.10
Total cash paid for share repurchases	$27.10	$27.10

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2024, these letters of credit totaled $57.9 million and surety bonds and surety-backed letters of credit totaled $827.1 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2024, total guarantees were $229.9 million and extend through 2044. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At July 31, 2024, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $14.3 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $8.7 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2024, we had effective tax rates of 74.0% and 30.7%, respectively, resulting in provisions for taxes of $13.3 million and $41.3 million, respectively. During the three and nine months ended July 31, 2023, we had effective tax rates of 17.7% and 22.8%, respectively, resulting in provisions for taxes of $21.2 million and $55.7 million respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rate for the three months ended July 31, 2024, was impacted by discrete items related to energy efficiency incentives, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the three months ended July 31, 2023, was impacted by discrete items related to ERC refunds received from the IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
Our effective tax rate for the nine months ended July 31, 2024, was impacted by discrete items, primarily from a change in uncertain tax positions, energy efficiency incentives, a return to provision adjustment related to our non-U.S. operations, a benefit for share-based compensation, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the nine months ended July 31, 2023 was impacted by discrete items, primarily from share-based compensation, ERC refunds received from the IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized.
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
Technical Solutions
Technical Solutions specializes in facility infrastructure, mechanical, and electrical services, including power design, installation, and maintenance, as well as microgrid systems design and installations, and uninterrupted power supply services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2024	2023	2024	2023
Revenues
Business & Industry	$1,010.6	$1,021.4	$3,033.4	$3,056.4
Manufacturing & Distribution	377.1	381.9	1,166.6	1,135.5
Education	228.3	219.1	674.0	650.7
Aviation	268.4	238.0	756.1	677.5
Technical Solutions	209.7	167.9	551.9	483.4
Total Revenues	$2,094.2	$2,028.2	$6,182.0	$6,003.5
Operating profit
Business & Industry	$77.8	$78.9	$235.0	$231.1
Manufacturing & Distribution	40.9	38.1	125.9	119.7
Education	18.0	15.9	42.3	39.5
Aviation	17.8	11.7	40.6	43.6
Technical Solutions	17.9	11.4	41.4	28.8
Corporate(1)	(130.6)	(15.9)	(285.0)	(156.7)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.8)	(1.2)	(4.7)	(3.0)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.6)	—	(2.6)	(0.1)
Total operating profit	$37.4	$138.9	$192.8	$303.1
Income from unconsolidated affiliates	1.8	1.2	4.7	3.0
Interest expense	(21.2)	(20.9)	(63.1)	(61.8)
Income before income taxes	$18.0	$119.3	$134.4	$244.2
(1) Reflects adjustments to increase the fair value of the contingent consideration payable related to the RavenVolt Acquisition by $36.0 million during the three and nine months ended July 31, 2024, and adjustments to decrease the fair value by $37.2 million and $45.6 million during the three and nine months ended July 31, 2023, respectively. The three and nine months ended July 31, 2023, also include an employee retention credit totaling $22.4 million.
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

Macro-Economic Environment in Commercial Real Estate and Other
On an ongoing basis, we monitor changes to the macro-economic environment and their potential impact on demand for our services and our financial conditions. One such impact is the softness of the commercial real estate industry, especially multi-tenant and owner-occupied commercial office buildings. These conditions are primarily attributable to the lingering effects of the Pandemic, especially the normalization of hybrid work, which has resulted in higher office vacancy rates. Given that Class A and high-quality commercial office buildings are a key end market for the Company, we have experienced modest declines in demand for janitorial services and work orders in these markets. Looking forward, we expect the occupancy rates of Class A and high-quality buildings to gradually improve over time and our volume of work to stabilize.
A large M&D client is now rebalancing a portion of its work needs as part of its normal procurement process. We expect M&D’s financial results to be adversely impacted in the near-term.
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
During the third quarter of 2024, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2023, through April 30, 2024 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review and Interim Update at April 30, 2024, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR claims by $17.9 million during the nine months ended July 31, 2024. During the nine months ended July 31, 2023, we decreased our total reserves related to prior years’ claims by $5.3 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
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

Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including EV power design, installation and maintenance, as well as microgrid systems design and installation and uninterrupted power supply services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trade.

Key Financial Highlights
•Revenues increased by $66.0 million, or 3.3%, to $2,094.2 million during the three months ended July 31, 2024, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.8% and acquisition growth of 0.4%. The organic revenue growth was due to the higher project revenues due to the timing of certain microgrid systems design and installation projects within Technical Solutions, and net new business and expansion of business with existing customers within Aviation and Education. The increase in revenues was partially offset by the attrition of engineering clients within B&I and the expected rebalancing of the scope of work with an existing customer within M&D. Acquisition growth was driven by an $8.2 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
•We had a decrease in operating profit of $101.5 million, to $37.4 million, during the three months ended July 31, 2024, as compared to the prior year period. The decrease was primarily attributed to:
◦a change in a fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition;
◦an absence of employee retention credits received as compared to prior year quarter; and
◦an unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended July 31, 2024.
The decrease was partially offset by:
◦labor efficiencies within Aviation and Education, as well as contract mix within M&D and Technical Solutions; and
◦a decrease in amortization of intangibles related to the RavenVolt Acquisition.
•Our effective tax rates from income on operations for the three months ended July 31, 2024, and July 31, 2023, were 74.0% and 17.7%, respectively, resulting in provisions for taxes of $13.3 million and $21.2 million, respectively. Our effective tax rate for the three months ended July 31, 2024, was impacted by discrete items related to energy efficiency incentives, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the three months ended July 31, 2023, was impacted by discrete items related to ERC refunds received from the IRS and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
•Net cash provided by operating activities was $196.3 million during the nine months ended July 31, 2024. Our total net cash provided by operating cash flows was higher compared to the prior year period, primarily due to the timing of working capital requirements, including customer payments and the absence of a $66.0 million payment of previously deferred payroll taxes made during the three months ended January 31, 2023.
•Dividends of $42.4 million were paid to shareholders, and dividends totaling $0.675 per common share were declared during the nine months ended July 31, 2024.
•At July 31, 2024, total outstanding borrowings under our Amended Credit Facility were $1.3 billion. At July 31, 2024, we had up to $427.6 million of borrowing capacity.

Results of Operations

Three Months Ended July 31, 2024, Compared with the Three Months Ended July 31, 2023
Consolidated

	Three Months Ended July 31,
(in millions, except per share amounts)	2024	2023	Increase / (Decrease)
Revenues	$2,094.2	$2,028.2	$66.0	3.3%
Operating expenses	1,831.0	1,765.8	65.2	3.7%
Gross margin	12.6%	12.9%	(37) bps
Selling, general and administrative expenses	211.8	104.3	107.5	103.1%
Amortization of intangible assets	14.0	19.2	(5.2)	(27.3)%
Operating profit	37.4	138.9	(101.5)	(73.1)%
Income from unconsolidated affiliates	1.8	1.2	0.6	44.4%
Interest expense	(21.2)	(20.9)	(0.3)	(1.5)%
Income before income taxes	18.0	119.3	(101.3)	(84.9)%
Income tax provision	(13.3)	(21.2)	7.9	37.0%
Net income	4.7	98.1	(93.4)	(95.2)%
Other comprehensive income
Interest rate swaps	(12.4)	12.8	(25.2)	NM*
Foreign currency translation and other	2.7	3.1	(0.4)	(12.3)%
Income tax (provision) benefit	3.2	(3.6)	6.8	NM*
Comprehensive income	$(1.8)	$110.4	$(112.2)	NM*
*Not meaningful
Revenues
Revenues increased by $66.0 million, or 3.3%, to $2,094.2 million during the three months ended July 31, 2024, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.8% and acquisition growth of 0.4%. The organic revenue growth was due to the higher project revenues due to the timing of certain microgrid systems design and installation projects within Technical Solutions, and net new business and expansion of business with existing customers within Aviation and Education. The increase in revenues was partially offset by attrition of engineering customers within B&I and the expected rebalancing of the scope of work with an existing customer within M&D. Acquisition growth was driven by an $8.2 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating Expenses
Operating expenses increased by $65.2 million, or 3.7%, to $1,831.0 million during the three months ended July 31, 2024, as compared to the prior year period. Gross margin decreased by 37 bps to 12.6% in the three months ended July 31, 2024, from 12.9% in the prior year period. The decrease in gross margin was primarily driven by an $8.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended July 31, 2024, as compared to a favorable $5.3 million adjustment recorded in the three months ended July 31, 2023, partially offset by labor efficiencies within Aviation and Education and the contract mix within M&D and Technical Solutions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $107.5 million to $211.8 million during the three months ended July 31, 2024, as compared to the prior year period. The increase in selling, general and administrative expenses was primarily attributable to:
•a $36.0 million fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition recorded during the three months ended July 31, 2024, as compared to a $37.2 million fair value adjustment to decrease the contingent consideration recorded during the three months ended July 31, 2023;
•an absence of a $22.4 million benefit from employee retention credits received during the three months ended July 31, 2023;
•a $5.1 million increase in costs associated with systems’ go-live; and
•a $3.0 million increase in compensation and related expenses primarily due to an increase in certain incentive plans, partially offset by the headcount reduction at the end of October 2023.
This increase was partially offset by:
•a $4.2 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $5.2 million, or 27.3%, to $14.0 million during the three months ended July 31, 2024, as compared to the prior year period. The decrease was primarily due to the lower amortization of intangibles, primarily intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $0.3 million to $21.2 million during the three months ended July 31, 2024, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility to fund the Quality Uptime Acquisition.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended July 31, 2024, and July 31, 2023, were 74.0% and 17.7%, respectively, resulting in provisions for taxes of $13.3 million and $21.2 million, respectively.
Our effective tax rate for the three months ended July 31, 2024, was impacted by discrete items related to energy efficiency incentives, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the three months ended July 31, 2023, was impacted by discrete items related to ERC refunds received from the IRS and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
Interest Rate Swaps
We had a loss of $12.4 million on interest rate swaps during the three months ended July 31, 2024, as compared to a gain of $12.8 million during the three months ended July 31, 2023, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $2.7 million during the three months ended July 31, 2024, as compared to a foreign currency translation gain of $3.1 million during the three months ended July 31, 2023. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
(in millions)	2024	2023	Increase / (Decrease)
Revenues
Business & Industry	$1,010.6	$1,021.4	$(10.8)	(1.1)%
Manufacturing & Distribution	377.1	381.9	(4.8)	(1.2)%
Education	228.3	219.1	9.2	4.2%
Aviation	268.4	238.0	30.4	12.8%
Technical Solutions	209.7	167.9	41.8	24.9%
	$2,094.2	$2,028.2	$66.0	3.3%
Operating profit
Business & Industry	$77.8	$78.9	$(1.1)	(1.3)%
Operating profit margin	7.7%	7.7%	(2) bps
Manufacturing & Distribution	40.9	38.1	2.8	7.5%
Operating profit margin	10.9%	10.0%	89 bps
Education	18.0	15.9	2.1	13.3%
Operating profit margin	7.9%	7.3%	63 bps
Aviation	17.8	11.7	6.1	51.6%
Operating profit margin	6.6%	4.9%	170 bps
Technical Solutions	17.9	11.4	6.5	56.1%
Operating profit margin	8.5%	6.8%	170 bps
Corporate	(130.6)	(15.9)	(114.7)	NM*
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.8)	(1.2)	(0.5)	(44.4)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.6)	—	(2.6)	NM*
	$37.4	$138.9	$(101.5)	(73.1)%
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2024	2023	Decrease
Revenues	$1,010.6	$1,021.4	$(10.8)	(1.1)%
Operating profit	77.8	78.9	(1.1)	(1.3)%
Operating profit margin	7.7%	7.7%	(2) bps
B&I revenues decreased by $10.8 million, or 1.1%, to $1,010.6 million during the three months ended July 31, 2024, as compared to the prior year period. The revenue decrease was primarily driven by the attrition of certain engineering clients and soft commercial office market conditions, partially offset by client expansions both domestic and international. Management reimbursement revenues for this segment totaled $69.9 million and $70.1 million for the three months ended July 31, 2024 and 2023, respectively.
Operating profit decreased by $1.1 million, or 1.3%, to $77.8 million during the three months ended July 31, 2024, as compared to the prior year period. Operating profit margin decreased by 2 bps to 7.7% in the three months ended July 31, 2024, from 7.7% in the prior year period. The decrease in operating profit margin was primarily driven by contract and service mix and higher bad debt expense, partially offset by lower amortization of intangible assets.

Manufacturing & Distribution
	Three Months Ended July 31,
($ in millions)	2024	2023	(Decrease) / Increase
Revenues	$377.1	$381.9	$(4.8)	(1.2)%
Operating profit	40.9	38.1	2.8	7.5%
Operating profit margin	10.9%	10.0%	89 bps
M&D revenues decreased by $4.8 million, or 1.2%, to $377.1 million during the three months ended July 31, 2024, as compared to the prior year period. The decrease was primarily attributable to the expected rebalancing of the scope of work with an existing customer and a loss of a certain customer, partially offset by new business.
Operating profit increased by 7.5% to $40.9 million during the three months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 89 bps to 10.9% in the three months ended July 31, 2024, from 10.0% in the prior year period. The increase in operating profit margin was primarily attributable to the contract mix.

Education
	Three Months Ended July 31,
($ in millions)	2024	2023	Increase
Revenues	$228.3	$219.1	$9.2	4.2%
Operating profit	18.0	15.9	2.1	13.3%
Operating profit margin	7.9%	7.3%	63 bps
Education revenues increased by $9.2 million, or 4.2%, to $228.3 million during the three months ended July 31, 2024, as compared to the prior year period. The increase was primarily attributable to expansion of business with existing customers, partially offset by a decrease in work orders.
Operating profit increased by $2.1 million, or 13.3%, to $18.0 million for the three months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 63 bps to 7.9% in the three months ended July 31, 2024, from 7.3% in the prior year period. The increase in operating profit margin was primarily attributable to labor efficiencies, partially offset by base wage increases.

Aviation
	Three Months Ended July 31,
($ in millions)	2024	2023	Increase
Revenues	$268.4	$238.0	$30.4	12.8%
Operating profit	17.8	11.7	6.1	51.6%
Operating profit margin	6.6%	4.9%	170 bps
Aviation revenues increased by $30.4 million, or 12.8%, to $268.4 million during the three months ended July 31, 2024, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients as well as continuing recovery in travel volume. Management reimbursement revenues for this segment totaled $9.6 million and $7.7 million for the three months ended July 31, 2024 and 2023, respectively.
Operating profit increased by $6.1 million, or 51.6%, to $17.8 million for the three months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 170 bps to 6.6% in the three months ended July 31, 2024. The operating profit margin increased primarily due to labor efficiencies, primarily due to an increase in travel volume, and contract mix.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2024	2023	Increase
Revenues	$209.7	$167.9	$41.8	24.9%
Operating profit	17.9	11.4	6.5	56.1%
Operating profit margin	8.5%	6.8%	170 bps
Technical Solutions revenues increased by $41.8 million, or 24.9%, to $209.7 million during the three months ended July 31, 2024, as compared to the prior year period. Revenue growth was comprised of organic growth of 20.0% and acquisition growth of 4.9%. The organic revenue growth was primarily driven by higher project revenues due to the timing of certain microgrid systems design and installation projects, partially offset by a decrease in electric vehicle charging station sales. Acquisition growth was driven by an $8.2 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating profit increased by $6.5 million, or 56.1%, to $17.9 million during the three months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 170 bps to 8.5% in the three months ended July 31, 2024, from 6.8% in the prior year period. The increase in operating profit margin was primarily attributable to the contract mix and lower amortization of intangible assets.

Corporate
	Three Months Ended July 31,
($ in millions)	2024	2023	Increase
Corporate expenses	$(130.6)	$(15.9)	$(114.7)	NM*
*Not meaningful
Corporate expenses increased by $114.7 million to $130.6 million during the three months ended July 31, 2024, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•a $36.0 million fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition recorded during the three months ended July 31, 2024, as compared to a $37.2 million fair value adjustment to decrease the contingent consideration recorded during the three months ended July 31, 2023;
•an absence of a $22.4 million benefit from employee retention credits received during the three months ended July 31, 2023;
•a $8.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended July 31, 2024, as compared to a favorable $5.3 million adjustment recorded in the three months ended July 31, 2023; and
•a $4.8 million increase in costs associated with systems’ go-live.
The increase was partially offset by:
•a $4.2 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.

Results of Operations

Nine Months Ended July 31, 2024, Compared with the Nine Months Ended July 31, 2023
Consolidated

	Nine Months Ended July 31,
(in millions)	2024	2023	Increase / (Decrease)
Revenues	$6,182.0	$6,003.5	$178.5	3.0%
Operating expenses	5,420.8	5,230.7	190.1	3.6%
Gross margin	12.3%	12.9%	(56) bps
Selling, general and administrative expenses	526.3	411.5	114.8	27.9%
Amortization of intangible assets	42.2	58.2	(16.0)	(27.5)%
Operating profit	192.8	303.1	(110.3)	(36.4)%
Income from unconsolidated affiliates	4.7	3.0	1.7	60.2%
Interest expense	(63.1)	(61.8)	(1.3)	(2.2)%
Income before income taxes	134.4	244.2	(109.8)	(45.0)%
Income tax provision	(41.3)	(55.7)	14.4	25.9%
Net income	93.1	188.5	(95.4)	(50.6)%
Other comprehensive income (loss)
Interest rate swaps	(18.1)	(2.7)	(15.4)	NM*
Foreign currency translation and other	6.4	15.9	(9.5)	(59.7)%
Income tax benefit (provision)	4.7	0.7	4.0	NM*
Comprehensive income	$86.1	$202.4	$(116.3)	(57.4)%
*Not meaningful
Revenues
Revenues increased by $178.5 million, or 3.0%, to $6,182.0 million during the nine months ended July 31, 2024, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.8% and acquisition growth of 0.1%. Acquisition growth was driven by an $8.2 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024. The organic revenue growth primarily driven by the net new business and expansion of business with existing customers within Aviation, M&D, and Education and the timing of completion of microgrid systems design and installation projects within Technical Solutions. The increase in revenues was partially offset by attrition of engineering customers and soft commercial office market conditions within B&I.
Operating Expenses
Operating expenses increased by $190.1 million, or 3.6%, to $5,420.8 million during the nine months ended July 31, 2024, as compared to the prior year period. Gross margin decreased by 56 bps to 12.3% in the nine months ended July 31, 2024, from 12.9% in the nine months ended July 31, 2023. The decrease in gross margin was primarily driven by the $11.4 million in revenue recognized for the Aviation parking project during the six months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to October 31, 2022, and unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the nine months ended July 31, 2024, partially offset by labor efficiencies within Aviation and Education and the contract mix within M&D and Technical Solutions.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $114.8 million, or 27.9%, to $526.3 million during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
•a $36.0 million fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition recorded during the nine months ended July 31, 2024, as compared to a $45.6 million fair value adjustment to decrease the contingent consideration recorded during the three months ended July 31, 2023;
•an absence of a $22.4 million benefit from employee retention credits received during the three months ended July 31, 2023;
•a $16.9 million increase in costs associated with systems’ go-live; and
•a $5.0 million increase in bad debt expense.
This increase was partially offset by:
•an $18.1 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $16.0 million, or 27.5%, to $42.2 million during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. This decrease was due to lower amortization of intangibles, primarily intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $1.3 million to $63.1 million during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. The increase was driven by higher borrowings from our Amended Credit Facility to fund the Quality Uptime Acquisition.
Income Taxes from Operations
Our effective tax rates on income from operations for the nine months ended July 31, 2024, and July 31, 2023, were 30.7% and 22.8%, respectively, resulting in provisions for taxes of $41.3 million and $55.7 million, respectively.
Our effective tax rate for the nine months ended July 31, 2024, was impacted by discrete items, primarily from a change for uncertain tax positions, energy efficiency incentives, a return to provision adjustment related to our non-U.S. operations, a benefit for share-based compensation, and the non-taxable change in fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for the nine months ended July 31, 2023, was impacted by discrete items, primarily from share-based compensation, ERC refunds received from the IRS, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
Interest Rate Swaps
We had a loss of $18.1 million during the nine months ended July 31, 2024, as compared to a loss of $2.7 million during the nine months ended July 31, 2023, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $6.4 million during the nine months ended July 31, 2024, as compared to a foreign currency translation gain of $15.9 million during the nine months ended July 31, 2023. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
(in millions)	2024	2023	Increase / (Decrease)
Revenues
Business & Industry	$3,033.4	$3,056.4	$(23.0)	(0.8)%
Manufacturing & Distribution	1,166.6	1,135.5	31.1	2.7%
Education	674.0	650.7	23.3	3.6%
Aviation	756.1	677.5	78.6	11.6%
Technical Solutions	551.9	483.4	68.5	14.2%
	$6,182.0	$6,003.5	$178.5	3.0%
Operating profit
Business & Industry	$235.0	$231.1	$3.9	1.7%
Operating profit margin	7.7%	7.6%	19 bps
Manufacturing & Distribution	125.9	119.7	6.2	5.1%
Operating profit margin	10.8%	10.5%	25 bps
Education	42.3	39.5	2.8	7.1%
Operating profit margin	6.3%	6.1%	20 bps
Aviation	40.6	43.6	(3.0)	(7.1)%
Operating profit margin	5.4%	6.4%	(108) bps
Technical Solutions	41.4	28.8	12.6	43.6%
Operating profit margin	7.5%	6.0%	154 bps
Corporate	(285.0)	(156.7)	(128.3)	(81.9)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(4.7)	(3.0)	(1.8)	(60.2)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(2.6)	(0.1)	(2.5)	NM*
	$192.8	$303.1	$(110.3)	(36.4)%
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2024	2023	(Decrease) / Increase
Revenues	$3,033.4	$3,056.4	$(23.0)	(0.8)%
Operating profit	235.0	231.1	3.9	1.7%
Operating profit margin	7.7%	7.6%	19 bps
B&I revenues decreased by $23.0 million, or 0.8%, to $3,033.4 million during the nine months ended July 31, 2024, as compared to the prior year period. The revenue decrease was primarily driven by attrition of certain engineering clients and the soft commercial office market conditions, partially offset by client expansions both domestic and international. Management reimbursement revenues for this segment totaled $209.0 million and $200.2 million for the nine months ended July 31, 2024 and 2023, respectively.
Operating profit increased by $3.9 million, or 1.7%, to $235.0 million during the nine months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 19 bps to 7.7% in the nine months ended July 31, 2024, from 7.6% in the nine months ended July 31, 2023. The increase in operating profit margin was primarily driven by the contract and service mix and lower amortization of intangible assets.

Manufacturing & Distribution
	Nine Months Ended July 31,
($ in millions)	2024	2023	Increase
Revenues	$1,166.6	$1,135.5	$31.1	2.7%
Operating profit	125.9	119.7	6.2	5.1%
Operating profit margin	10.8%	10.5%	25 bps
M&D revenues increased by $31.1 million, or 2.7%, to $1,166.6 million during the nine months ended July 31, 2024, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers, partially offset by the expected rebalancing of the scope of work with an existing customer and a loss of a certain customer.
Operating profit increased by $6.2 million, or 5.1%, to $125.9 million during the nine months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 25 bps to 10.8% in the nine months ended July 31, 2024, from 10.5% in the nine months ended July 31, 2023. The increase in operating profit margin was primarily attributable to the change in the contract mix.

Education
	Nine Months Ended July 31,
($ in millions)	2024	2023	Increase
Revenues	$674.0	$650.7	$23.3	3.6%
Operating profit	42.3	39.5	2.8	7.1%
Operating profit margin	6.3%	6.1%	20 bps
Education revenues increased by $23.3 million, or 3.6%, to $674.0 million during the nine months ended July 31, 2024, as compared to the prior year period. The increase was primarily attributable to net new business and expansion of business with existing customers, partially offset by a decrease in work orders.
Operating profit increased by $2.8 million, or 7.1%, during the nine months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 20 bps to 6.3% in the nine months ended July 31, 2024, from 6.1% in the nine months ended July 31, 2023. The increase in operating profit margin was primarily attributable to labor efficiencies and lower start-up supplies expenses.

Aviation
	Nine Months Ended July 31,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$756.1	$677.5	$78.6	11.6%
Operating profit	40.6	43.6	(3.0)	(7.1)%
Operating profit margin	5.4%	6.4%	(108) bps
Aviation revenues increased by $78.6 million, or 11.6%, to $756.1 million during the nine months ended July 31, 2024, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients as well as continuing recovery in travel volume. In addition, during the nine months ended July 31, 2023, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized prior to October 31, 2022. Management reimbursement revenues for this segment totaled $27.3 million and $23.3 million for the nine months ended July 31, 2024 and 2023, respectively.
Operating profit decreased by $3.0 million, or 7.1%, to $40.6 million during the nine months ended July 31, 2024, as compared to the prior year period. Operating profit margin decreased by 108 bps to 5.4% in the nine months ended July 31, 2024, from 6.4% in the nine months ended July 31, 2023. The decrease was primarily attributable to $11.4 million in revenue from an Aviation parking project recognized during the six months ended April 30, 2023, whereby all the direct labor and related costs were recognized prior to October 31, 2022. The decrease in operating profit was partially offset by contract mix and labor efficiencies primarily due to an increase in travel volume.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2024	2023	Increase
Revenues	$551.9	$483.4	$68.5	14.2%
Operating profit	41.4	28.8	12.6	43.6%
Operating profit margin	7.5%	6.0%	154 bps
Technical Solutions revenues increased by $68.5 million, or 14.2%, to $551.9 million during the nine months ended July 31, 2024, as compared to the prior year period. Revenue growth was comprised of organic growth of 12.5% and acquisition growth of 1.7%. The organic revenue increase was primarily driven by higher project revenues due to the timing of completions of certain energy solutions projects, microgrid systems and generators installation projects, partially offset by a decrease in electric vehicle charging station sales. Acquisition growth was driven by an $8.2 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating profit increased by $12.6 million, or 43.6%, to $41.4 million during the nine months ended July 31, 2024, as compared to the prior year period. Operating profit margin increased by 154 bps to 7.5% in the nine months ended July 31, 2024, from 6.0% in the nine months ended July 31, 2023. The increase in operating profit margin was primarily attributable to the contract mix and lower amortization of intangible assets.

Corporate
	Nine Months Ended July 31,
($ in millions)	2024	2023	Increase
Corporate expenses	$(285.0)	$(156.7)	$(128.3)	(81.9)%
    Corporate expenses increased by $128.3 million, or 81.9%, to $285.0 million during the nine months ended July 31, 2024, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•a $36.0 million fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition recorded during the three months ended July 31, 2024, as compared to a $45.6 million fair value adjustment to decrease the contingent consideration recorded during the three months ended July 31, 2023;
•a $17.9 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended July 31, 2024, as compared to a favorable $5.3 million adjustment recorded in the three months ended July 31, 2023;
•an absence of a $22.4 million benefit from employee retention credits received during the three months ended July 31, 2023; and
•a $16.6 million increase in costs associated with systems’ go-live.
This increase was partially offset by:
•a $18.1 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2024, we were in compliance with these covenants.
During the three and nine months ended July 31, 2024, we made principal payments of $8.1 million and $24.4 million, respectively, under the term loan. At July 31, 2024, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.3 billion and $57.9 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 7.19%. At July 31, 2024, we had up to $427.6 million of borrowing capacity.
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
Share Repurchases
We did not repurchase shares under the share repurchase program during the three months ended July 31, 2024. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2024, authorization for $186.5 million of repurchases remained under our share repurchase program.
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

	Nine Months Ended July 31,
(in millions)	2024	2023
Net cash provided by operating activities	$196.3	$104.1
Net cash used in investing activities	(157.9)	(45.0)
Net cash used in financing activities	(23.0)	(38.4)
Operating Activities
Net cash provided by operating activities was $196.3 million during the nine months ended July 31, 2024, as compared to net cash provided by operating activities of $104.1 million during the prior year period. The change was primarily driven by the timing of working capital requirements, including customer payments and an absence of a $66.0 million payment for the deferred payroll taxes made during the three months ended January 31, 2023.
Investing Activities
Net cash used in investing activities increased by $113.0 million during the nine months ended July 31, 2024, as compared to the prior year period. This quarter’s activity was primarily related to the Quality Uptime Acquisition completed in June 2024.
Financing Activities
Net cash used in financing activities was $23.0 million during the nine months ended July 31, 2024, as compared to net cash used in financing activities of $38.4 million during the prior year period. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility due to the $196.3 million of net cash provided by operating activities.
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
b. Changes in Internal Control Over Financial Reporting.
During the third quarter of fiscal year 2024, we completed the acquisition of Quality Uptime, as described in Note 3, “Acquisitions,” to the unaudited Consolidated Financial Statements in this Form 10-Q. We continue to integrate policies, processes, personnel, technology, and operations relating to this transaction and will continue to evaluate the impact of any related changes to our internal controls over financial reporting. Additionally, to support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning (“ERP”) system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the year ended October 31, 2023, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP for the Education industry group that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for the Education industry group replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system over the next several years. Our new ERP system is intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system, and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the third quarter of 2024 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Common Stock Repurchases

Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the three months ended July 31, 2024. At July 31, 2024, authorization for $186.5 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended July 31, 2024, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Earl Ellis, Executive Vice President and Chief Financial Officer	Adoption	July 15, 2024	X	-	40,000 shares of common stock	-	From October 14, 2024, until the earlier of (i) the date when all the shares under the plan are sold and (ii) May 21, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.

‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 6, 2024	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 6, 2024	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)