Form 10-K
period 2024-10-31
ABM INDUSTRIES INC /DE/
filed 2024-12-19
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2024, as reported on the New York Stock Exchange on that date: $2,696,443,170

Number of shares of the registrant’s common stock outstanding as of December 18, 2024: 62,203,371
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In 2021, we acquired Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”), a leading facilities services company headquartered in San Francisco, California, with the goal to provide additional scaling to the Company’s core businesses and key geographies and bolstering ABM’s janitorial and facilities services service lines. In addition, the acquisition of Able further expanded ABM’s sustainability and energy efficiency offerings amid growing demand for environmentally responsible solutions.
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
In 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an independent uninterrupted power supply system (“UPS”) maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities across the United States. With the addition of Quality Uptime, we will offer comprehensive and complementary critical infrastructure solutions for data centers and similar crucial facilities, including electrical testing, electrical switchgear maintenance, breaker testing, UPS service and maintenance, and battery and power distribution unit service and maintenance.
The above acquisitions and divestitures we’ve made since 2015 largely reflect strategies first introduced in our 2020 Vision initiative and also strategies included in our follow-on launched strategic plan called ELEVATE, which was introduced in 2021 and is described below.
As a result of these strategic initiatives and investments, we have strengthened our ability to offer janitorial, engineering, parking and eMobility, infrastructure, electrical, lighting and energy solutions, HVAC and mechanical services, landscaping and turf services, and mission critical solutions across aviation, education, manufacturing and distribution, and commercial business industries, on a standalone basis or in combination, and have positioned ourselves as a leading integrated facilities management company.
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
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under these arrangements, we agree to develop, design, engineer, and construct various types of energy saving projects. Additionally, as part of bundled energy solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards. The client agrees to pay us based on a predetermined contractual milestone schedule.

Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
Microgrid and Uninterrupted Power Supply Systems Installation
Under these arrangements, we provide electrical contracting services for energy-related products such as the installation of solar solutions, battery storage, distributed generation, UPS service and maintenance, battery and power distribution unit service and maintenance, and other specialized electric trades. The client agrees to pay us based on a predetermined contractual milestone schedule.

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

CAUTION
LOW
CLEARANCE
22
CAUTION
CAUTION
CUIDADO
ATTENTION

M&D provides integrated facility services, engineering, janitorial, and other specialized services to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus, that are obtained through a competitive bid process as well as pursuant to work orders. One client accounted for approximately 31% of revenues for this segment in 2024.

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

Aviation supports airlines and airports with services ranging from parking and janitorial to passenger assistance, catering logistics, air cabin maintenance, and transportation. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements. Two clients accounted for approximately 26% of revenues for this segment in 2024.

Technical Solutions specializes in facility infrastructure, mechanical and electrical services, EV power design, installation and maintenance, microgrid systems design, installation and maintenance, including uninterrupted power supply system and power distribution units. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trade. One client accounted for approximately 22% of revenues for this segment in 2024.

Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and/or trade names, such as “ABM,” “ABM Building Value,” “ABM GreenCare,” “ABM EnhancedClean,” “ABM EnhancedFacility,” “Linc Service,” “TEGG,” “ABM Connect,” “ABMVantage,” and “RavenVolt,” which we deem important to our marketing activities, to our business, and, in some cases, to the franchising activities conducted by our Technical Solutions segment.
Dependence on Significant Client
No single client accounted for more than 10% of our consolidated revenues during 2024, 2023, or 2022.
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
Macro-Economic Environment in Commercial Real Estate
On an ongoing basis, we monitor changes to the macro-economic environment and their potential impacts on demand for our services and on our financial condition. One such monitored change is the strength or softness of the commercial real estate industry, especially multi-tenant and owner-occupied commercial office buildings. The recent softness in that market is primarily attributable to the lingering effects of the Pandemic, especially the normalization of hybrid work, which has resulted in higher office vacancy rates. Given that Class A and high-quality commercial office buildings are a key end market for us, we have experienced modest declines in demand for janitorial services and work orders in these markets. We expect the occupancy rates of Class A and high-quality buildings and back-to office trends to improve throughout 2025.

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
Corporate Responsibility Strategy and Oversight
As a company with over 110 years of history, we understand the importance of embedding and integrating responsible and community-minded business practices into our operations and commit to standards to create value and support the long-term success of our business, shareholders, employees, and clients.
Our Board of Directors oversees ABM’s corporate responsibility-related risks and priorities with the assistance of its committees. Our Board of Directors receives regular reports from meetings of its Governance Committee, which is responsible for oversight of the Company’s corporate governance and overall corporate responsibility-related framework, as well as from meetings of its Stakeholder and Enterprise Risk Committee, which is responsible for oversight of the Company’s programs, policies, and practices relating to social and environmental matters that may impact the Company’s business and key stakeholders. Additionally, our internal culture, environmental sustainability, and inclusion efforts are led by cross functional teams that include employees across the enterprise, and are aimed to advance our corporate responsibility strategies, and regularly present to the Board of Directors’ Stakeholder and Enterprise Risk Committee.
Since 2011, we have voluntarily published a Corporate Responsibility Report on an annual basis in alignment with the Global Reporting Initiative framework and the Sustainability Accounting Standards Board to address our business, our employees, and the environment. More information about our sustainability performance, progress, and goals can be found in the Human Capital section of this report and in the Corporate Responsibility section of the Company’s corporate website.
Human Capital
Given that ABM is a service-oriented business, our employees are the driving force behind our success, and we believe our ability to attract, develop, and retain our employees at all levels of our organization has a direct impact on client satisfaction and our ability to grow the Company. To succeed in a competitive labor market, ABM has developed key recruitment and retention strategies, objectives, and measures that we focus on as part of the overall management of our business. These strategies, objectives, and measures form the pillars of our human capital management framework and are advanced through the programs, policies, and initiatives described below.
Direct labor costs represented 68% of our total revenue for 2024. As of October 31, 2024, we employed approximately 117,000 employees, of whom approximately 49,000, or 42%, were subject to various local collective bargaining agreements. As of October 31, 2024, our frontline employees represented 92% of our total workforce, while staff and management employees represented the other 8%.
Our human capital strategy is guided by our values and advanced by our employees. We prioritize doing business in a responsible way and enabling our employees’ and clients’ success. The execution of our human capital strategy is overseen at the highest levels of our organization, from our Board of Directors, our Board of Directors’ Stakeholder and Enterprise Risk Committee, and across our senior management.
Business ethics
Our Code of Business Conduct drives the application of our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations. Our Code of Business Conduct serves as a critical tool to help all ABM team members to recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. The Company provides comprehensive annual training and certification programs on our Code of Business Conduct for our Board of Directors and all of our staff and management employees.
Human resources, hiring, and training
With a team of approximately 117,000 employees across the United States, UK, Ireland, and other locations, we have invested in and implemented a variety of systems and tools designed to centralize and standardize hiring and training practices, including regional recruitment strategies, applicant tracking technology, and advanced analytics that provide actionable insights in our HR processes. These efforts are intended to drive ongoing improvement in the attraction, retention, and engagement of our frontline employees, who constitute the majority of our workforce.
As we continue to elevate our employee experience and prepare our next generation of internal leaders, we continued to grow our frontline leadership program, which we launched enterprise-wide in 2022. This program is designed to enhance the management and coaching skills of frontline supervisors to improve the employee experience, create an environment for career growth, and increase retention.
In 2024, we re-launched our Leadership Academy designed for middle- and senior-level leaders from across the enterprise. The 2024 class participated in the four-month development program, which provided a broader operational understanding of the organization, identified and closed development gaps, and accelerated such employees’ readiness for future growth as effective leaders.
Our online training platform, ABM University, provides our staff and management employees with access to a multitude of training courses, videos, reference material, and other tools. Additionally, our frontline employees receive on-the-job training specific to their role and location to enable us to deliver for our clients in a safe and efficient manner.
Compensation and employee benefits
In addition, we offer competitive wages and salaries in our served markets, and full-time employees have access to a continuum of health and wellness benefits, including medical, dental, vision, disability, and basic and voluntary life and AD&D insurance, 401K employee savings and an employee stock purchase plan, a 24/7 employee assistance program, healthcare flexible spending accounts, telemedicine options, legal support, as well as commuter, fitness, and other discount programs.
Labor relations
With approximately 49,000 union-represented employees, we are party to more than 300 collective bargaining agreements nationwide, with more than 20 major labor unions. Our collective bargaining agreements include regional multiemployer agreements covering thousands of employees, as well as localized site agreements covering smaller groups. We strive to engage with our labor partners in an atmosphere of mutual respect, and seek to resolve disputes in a fair and equitable manner.
Safe working environment
ABM’s commitment to its employees is evidenced in its approach to risk management and safety. The Company’s programs are designed to meet or exceed compliance standards of the Occupational Safety and Health Administration and other regulatory bodies and to protect the health and welfare of our employees and our clients. A cornerstone of ABM’s comprehensive risk management and safety program is safety awareness to confirm our employees are:

•educated on how to complete tasks safely;
•trained in hazard identification;
•made aware of emergency response procedures to immediately address challenges; and
•proficient in reporting accidents, utilizing applicable procedures to confirm appropriate loss mitigation techniques are implemented should a loss occur.
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
Guided by ABM’s mission and values, the Company’s inclusive culture strategy is activated through its Culture & Inclusion Council. ABM’s President and CEO and Chief Human Resources Officer each serve as executive sponsors of the Council, which provides regular reports to the Board’s Stakeholder and Enterprise Risk Committee.
Additionally, ABM is an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act.

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
Executive Officers of Registrant
Executive Officers on December 19, 2024

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	62	President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.
Earl R. Ellis	59
Executive Vice President and Chief Financial Officer of ABM since November 2020; Senior Vice President, Finance and Procurement of Best Buy Co. Inc. from January 2018 to November 2020; Chief Financial Officer of Best Buy Canada from May 2016 to December 2017; Vice President, Finance, Retail of Canadian Tire Corporation Limited from May 2014 to May 2016.

Rene Jacobsen	63
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

Sean M. Mahoney	58	Executive Vice President and President, Sales and Marketing of ABM since November 2020; Senior Vice President, Sales of ABM from August 2017 to October 2020; Vice President, Sales of Honeywell from July 2015 to July 2017.
Andrea R. Newborn	61
Executive Vice President and General Counsel of ABM since 2017; Corporate Secretary of ABM from July 2017 to October 2024; Executive Vice President and General Counsel of TravelClick, Inc. from July 2014 to June 2017; Senior Vice President, General Counsel, and Secretary of The Reader’s Digest Association, Inc. from March 2007 to February 2014.

Raúl Valentín	61
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

Dean A. Chin	56
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
We employ approximately 117,000 persons, and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for similarly skilled employees. Meaningful labor shortages, inflationary pressures on wages, and/or increased turnover rates within our employee base could lead to increased costs, such as increased overtime incurred and/or increased usage of temporary labor to meet the demands of our customers, as well as increased wage rates to attract and retain employees. Further, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, and other costs. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. There is no assurance that in the future we will be able to attract or retain qualified employees or effectively manage labor and benefit costs, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Risks Relating to Market and Economic Conditions
Decreases in commercial office space utilization due to hybrid work models and increases in office vacancy rates could adversely affect our financial condition.
A key part of our business involves providing janitorial, facilities engineering, and parking services for commercial office building properties. Across the United States, hybrid work models remain prevalent and commercial office vacancy levels remain elevated, compared to pre-pandemic levels. Reduced office occupancies and any further deterioration in vacancy levels would likely decrease the demand for our facility services as well as the demand for highly profitable supplemental services (“work orders”) requested by our clients outside the scope of our standard service specifications. As new tenants occupy vacant office spaces, there may be delays and additional expenses incurred in securing client relationships with such new tenants. These factors could adversely affect our revenues and financial results.
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
We offer a portfolio of capital projects, which are designed to reduce a client’s overall consumption of energy, such as electricity and natural gas. Downward fluctuations in energy prices, and/or elevated interest rates, may reduce client demand for such projects. Additionally, we depend, in part, on federal and state legislation and policies that support energy efficiency projects. If current legislation or policies are amended, eliminated, or not extended beyond their current expiration dates, or if funding for energy incentives is reduced or delayed, it could also adversely affect our ability to obtain new capital projects. All of these factors could have an adverse effect on our financial condition, results of operations, and cash flows.
Risks Relating to Information Technology and Cybersecurity
We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers or clients, or other compromises of our data that could adversely affect our business.
Our information technology systems and those of our third-party providers or clients could be the target of cyberattacks, ransomware attacks, hacking, unauthorized access, phishing, computer viruses, malware, or other intrusions, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of confidential, proprietary, or personal information. We maintain confidential, proprietary, and personal information in our information technology systems and in systems of third-party providers relating to our current, former, and prospective employees, clients, and other third parties. We have experienced certain data and security breaches in the past and could experience future data or security breaches stemming from the intentional or negligent acts of our employees or other third parties. Furthermore, while we continue to devote significant resources to monitoring and updating our systems and implementing information security measures to protect our systems, there can be no assurance that the controls and procedures we have in place will be sufficient to protect us from future security breaches. Emerging artificial intelligence technologies may intensify these cybersecurity risks. As cyber threats are continually evolving, our controls and procedures may become inadequate, and we may be required to devote additional resources to modifying or enhancing our systems in the future. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity.
Any such disruptions to our information technology systems, breaches or compromises of data, and/or misappropriation of information could result in lost sales, negative publicity, litigation, violations of privacy and other laws, or business delays that could have a material adverse effect on our business. Additionally, we believe that along with the GDPR and the California Consumer Privacy Act, further increased regulation is likely in the area of data privacy. Compliance with this rapidly expanding area of law will require significant management and financial resources, and we could be subjected to additional legal risk or financial losses if we are not in compliance. This expanding area of law may also lead to potentially significant additional claims, including class action claims, being alleged against us.
Our ongoing implementation of new enterprise resource planning (“ERP”) and related boundary systems could adversely impact our ability to operate our business and report our financial results.
We utilize multiple platforms and ERP systems to record transactions, provide information to management, and prepare our financial statements. We are in the process of transitioning our ERP and other key boundary systems. This transition began in the third quarter of 2023 and will continue for the next couple of years with a large portion of our business transitioning to the new systems in the first quarter of 2025. While we believe our new ERP and boundary systems will enhance and standardize our processes, allow better oversight, and improve our service to our customers, any disruption to this transition could impact our ability to send and track invoices, process vendor payments, pay employees, fulfill contractual obligations, report our financial results, or otherwise operate our business. Such disruption could adversely affect our profitability and reputation. Additionally, any disruption could negatively impact the effectiveness of our controls. Refer to “Risks Relating to Financial Matters” below for further information on the internal controls.
Risks Relating to Acquisitions, Divestitures, or Strategic Transactions
Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
In furtherance of our business strategy, we routinely evaluate opportunities and may enter into agreements for possible acquisitions, divestitures, or other strategic transactions. A significant portion of our growth has been generated by acquisitions, and we may continue to acquire businesses in the future as part of our growth strategy. However, we may encounter challenges identifying opportunities in a timely manner or on terms acceptable to us. Furthermore, there is no assurance that any such transaction will deliver the anticipated results, including expected synergistic benefits. A potential acquisition, divestiture, or other strategic transaction may involve a number of risks including, but not limited to:
•the transaction may not effectively advance our business strategy, and its anticipated benefits may never materialize;
•our ongoing operations may be disrupted, and management time and focus may be diverted;
•clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;
•integration of an acquired business’s accounting, information technology, cybersecurity, HR, and other administrative systems may fail to permit effective management and expense reduction;
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
Our business involves employing tens of thousands of employees, many of whom work at our clients’ facilities. We incur risks relating to our employment of these workers, including, but not limited to: claims by our employees of discrimination, harassment, violations of wage and hour requirements, or violations of other federal, state, or local laws; claims of misconduct or negligence on the part of our employees; and claims related to the employment of unlicensed personnel. We also incur risks and claims related to the imposition on our employees of policies or practices of our clients that may be different from our own. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to alleged claims. Additionally, there are risks to all employers in some states, such as California, resulting from large collective, class, Private Attorneys General Act actions, as well as from new and unanticipated judicial interpretations of existing laws and the application of those new interpretations against employers on a retroactive basis, which could involve substantial claims and significant defense costs. It is not possible to predict the outcome of these lawsuits or any other proceeding, and our insurance may not cover all claims that may be asserted against us. These lawsuits and other proceedings may consume substantial amounts of our financial and managerial resources. An unfavorable outcome with respect to these lawsuits and any future lawsuits may, individually or in the aggregate, cause us to incur substantial liabilities that could have a material adverse effect upon our business, reputation, financial condition, results of operations, or cash flows.
We are subject to extensive legal and regulatory requirements, which could limit our profitability by increasing the costs of legal and regulatory compliance.
Our business is subject to a complicated set of federal, state, and local laws and regulations as well as stakeholder views addressing, among other things, wage and hour standards, employment and labor relations, various Corporate Responsibility-related practices, leave of absence, cybersecurity, data privacy and protection, occupational health and safety, environmental matters, anti-competition, anti-corruption, and government contracting. Many of these laws and regulations may have differing or conflicting legal standards or legal interpretations across jurisdictions, increasing the complexity and cost of compliance. When federal, state, local, or foreign minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state, or local laws and regulations relating to employment matters, including those relating to meal and rest breaks, eligibility for overtime, pay transparency and reporting, sick pay, and predictive scheduling requirements. In addition, we expect there will likely be increasing and evolving levels of regulation, disclosure-related and otherwise, with respect to Corporate Responsibility (including environmental) matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Increased costs of legal and regulatory compliance with this constantly evolving legal and regulatory environment could reduce our profitability and adversely affect our financial condition.

A significant number of our employees are covered by collective bargaining agreements that could expose us to potential liabilities in relation to our participation in multiemployer pension plans, requirements to make contributions to other benefit plans, and the potential for strikes, work slowdowns, or similar activities, and union organizing drives.
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
At October 31, 2024, approximately 42% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2025. In addition, at any given time we may face union organizing activity. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time collective bargaining agreement or renegotiating an existing agreement could result in increases in labor and benefits expenses that we may be unable to pass through to clients.
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
Risks Relating to Financial Matters
Future increases in the level of our borrowings and interest rates could affect our results of operations.
Any future interest rate increases would have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition, and may cause our customers to implement cost saving strategies that could reduce the demand of our services.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

Item 1C. Cybersecurity
Risk Management and Strategy
ABM recognizes the importance of cybersecurity risk management, which is integrated within ABM’s overall enterprise risk management framework and is aligned with standard industry information security frameworks. Specifically, cybersecurity is one of the key risk topics covered within ABM’s enterprise risk framework through the Company’s regular identification, assessment, and reporting processes. Our internal information security program is managed by a dedicated team of cybersecurity professionals led by our Chief Information Security Officer, who reports to our Chief Information Officer.

We have implemented cross-functional cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and mitigate cybersecurity-related risks, as well as to detect and prevent cybersecurity incidents. In evaluating cybersecurity incidents, management considers the potential impact to our results of operations, control framework, and financial condition, as well as the potential impact, if any, to our business strategy or reputation.

We adhere to a risk-based, multi-layered “defense in depth” approach with multiple layers of security controls, including, but not limited to, security monitoring, endpoint protection, and identity and access management. We maintain processes designed to oversee and identify material risks from cybersecurity threats associated with our use of third-party technologies and systems, including, as appropriate, pre-procurement assessment of contractual terms addressing cybersecurity and data protection, as well as review based on assessed vendor risk.

We conduct regular testing and assessments of our systems and controls to evaluate our information security program’s maturity and effectiveness, and from time-to-time we engage and retain expert external assessors and consultants to help improve our security, stay aligned with industry best practices, evaluate external threats, and periodically conduct independent security assessments.

ABM provides regular, mandatory training for our employees regarding cybersecurity threats to bring awareness on how they can help prevent and report potential cybersecurity incidents. We also provide regular cybersecurity awareness reminders to our employees.

Although the Company dedicates significant resources and efforts to protect against cybersecurity risks, the Company has experienced, and expects to continue to be subject to, cybersecurity threats. To date, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the Company continues to face cybersecurity risks such as those described in "Item 1A. Risk Factors" in this Annual Report on Form 10-K, and there can be no assurance that cybersecurity threats or incidents will not have a material adverse effect on the Company in the future. While the Company maintains cyber risk insurance, such insurance may not be sufficient to cover all losses from cybersecurity incidents.
Governance
ABM’s management is responsible for the day-to-day administration of the Company’s cybersecurity policies, processes, practices, and risk management. Within management, the Company's Chief Information Security Officer has specific responsibility for cybersecurity risk management, reporting to the Chief Information Officer. The Chief Information Security Officer meets regularly with our executive management team to review our cybersecurity programs, objectives, trends and threats. Our Chief Information Officer has over 20 years of experience as a technology leader, with responsibilities for developing and executing technology strategies across diverse industries, including technology, commercial real estate, manufacturing, healthcare and aviation. Our Chief Information Security Officer also has over 20 years of significant leadership experience in audit, risk, compliance, and security across complex global organizations, and formerly held Chief Information Security Officer roles leading cybersecurity efforts at two Fortune 500 organizations.

Our Board of Directors has ultimate oversight of the Company’s risk management and strategy related to its cybersecurity programs, policies, and practices, including (i) the Company’s processes for assessing, identifying, managing, and mitigating material risks from cybersecurity threats and emerging cybersecurity developments and threats; (ii) whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company; (iii) the expertise of members of management with respect to assessing and managing risks from cybersecurity threats; and (iv) the Company’s disclosure controls and procedures with respect to material cybersecurity threats and incidents. The Board of Directors is assisted by its Stakeholder and Enterprise Risk Committee, which oversees the Company’s enterprise risk management program and the Company’s identification, evaluation, and mitigation of stakeholder risks, including those relating to cybersecurity.

In addition, ABM has a monitoring system and an escalation process in place to inform senior management and the Board of Directors of any potentially material cybersecurity issues. Specifically, our cybersecurity operations team monitors and reviews cybersecurity developments and threats, makes an initial assessment of such developments and threats, and escalates to ABM’s Chief Information Officer matters determined to require the attention of members of senior management.

ABM’s Chief Information Officer and Chief Information Security Officer regularly provide reports and updates to other members of senior management, the Board of Directors, and the Stakeholder and Enterprise Risk Committee. In connection with these updates, the Board of Directors reviews the Company’s cybersecurity programs and oversees the Company’s efforts to continually enhance the Company’s cybersecurity profile and to mitigate the risks relating to cybersecurity. The reports from ABM’s Chief Information Officer and Chief Information Security Officer also include updates on emerging trends and progress on overall enterprise cybersecurity priorities.
ITEM 2. PROPERTIES.
Our principal executive office is located at One Liberty Plaza, 7th Floor, New York, New York 10006.
Principal Properties as of October 31, 2024

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Dallas, Texas	Warehouse and Operations Support	27,500	9/30/2028	Technical Solutions, B&I, Aviation, Corporate, and M&D
Atlanta, Georgia	Operations Support	37,000	10/31/2027	All
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate and B&I
Sugar Land, Texas	Enterprise Services	62,500	3/31/2028	All
Tustin, California	Operations Support	40,000	7/31/2029	B&I and Technical Solutions
San Francisco, California	Operations Support	21,324	6/30/2029	B&I and Corporate
Cumming, Georgia	Operations Support	57,637	1/31/2034	Technical Solutions
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
At December 18, 2024, there were 2,823 registered holders of our common stock.
Common Stock Repurchases
Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million, respectively. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. At October 31, 2024, authorization for $154.5 million of repurchases remained under the Share Repurchase Program.
Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
8/1/2024 – 8/31/2024	—	$—	—	$186.5
9/1/2024 – 9/30/2024	0.13	$51.52	0.13	$180.0
10/1/2024 – 10/31/2024	0.49	$52.65	0.49	$154.5
Total	0.61	$52.42	0.61
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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
ABM Industries Incorporated
S&P 500 Index
S&P SmallCap 600 Index

	INDEXED RETURNS Years Ended October 31,
Company / Index	2019	2020	2021	2022	2023	2024
ABM Industries Incorporated	$100.0	$97.4	$125.6	$129.3	$116.7	$160.4
S&P 500 Index	100.0	109.7	156.8	133.9	147.5	203.5
S&P SmallCap 600 Index	100.0	92.3	146.7	129.3	119.4	155.3
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

Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day. Our principal operations are in the United States, and in 2024 our U.S. operations generated approximately 93% of our revenues.
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

Developments and Trends

Macro-Economic Environment in Commercial Real Estate and Other
On an ongoing basis, we monitor changes to the macro-economic environment and their potential impacts on demand for our services and on our financial condition. One such monitored change is the strength or softness of the commercial real estate industry, especially multi-tenant and owner-occupied commercial office buildings. The recent softness in the market is primarily attributable to the lingering effects of the Pandemic, especially the normalization of hybrid work, which has resulted in higher office vacancy rates. Given that Class A and high-quality commercial office buildings are a key end market for us, we have experienced modest declines in demand for janitorial services and work orders in these markets. We expect the occupancy rates of Class A and high-quality buildings and back-to office trends to improve throughout 2025.
A large M&D client completed its rebalancing of a portion of its work needs as part of its normal procurement process. We expect M&D’s financial results to be adversely impacted in the near-term.
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
Based on the results of the actuarial reviews performed during 2024, which included analyzing recent loss development patterns, comparing the loss development against benchmarks, and applying actuarial projection methods to determine the estimate of ultimate losses, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims by $20.3 million in 2024. In 2023, we decreased our total reserves related to prior year claims by $14.8 million.

Key Financial Highlights
•Revenues increased by $263.0 million, or 3.2%, to $8,359.4 million during 2024, as compared to 2023. Revenue growth was comprised of organic growth of 2.9% and acquisition growth of 0.3%. The organic revenue growth was due to the higher project revenues due to the timing of certain microgrid systems design and installation projects within Technical Solutions, and net new business and expansion of business with existing customers within Aviation, M&D, and Education. The increase in revenues was partially offset by attrition of engineering customers and soft commercial office market conditions within B&I, and the expected rebalancing of the scope of work with an existing customer within M&D. Acquisition growth of $26.3 million was driven by the Quality Uptime Acquisition, completed in the third quarter of 2024.
•Operating profit decreased by $197.5 million to $212.0 million during 2024, as compared to 2023. The decrease in operating profit was attributable to:
•an increase in the fair value of the contingent consideration related to the RavenVolt Acquisition;
•an increase in other Corporate expenses, primarily costs associated with various systems’ go-live and other investments in technology;
•an unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in 2024, as compared to a favorable adjustment in 2023;
•an absence of employee retention credits received as compared to 2023; and
•$11.4 million in revenue recognized for an Aviation parking project during 2023, whereby all the direct labor and related costs for such project were recognized prior to 2023.
The decrease was partially offset by:
•labor efficiencies within B&I, Aviation, and Education, as well as contract mix within Technical Solutions, Aviation, and M&D; and
•a decrease in amortization of intangibles, primarily related to the RavenVolt Acquisition.
•Our effective tax rate on income was 39.1% for 2024, as compared to 24.1% during 2023. Our effective tax rate for 2024 was primarily impacted by a $95.7 million non-taxable expense related to the change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for 2023 was primarily impacted by a $45.6 million non-taxable benefit related to the change in the fair value of contingent consideration related to the RavenVolt Acquisition.
•Net cash provided by operating activities was $226.7 million during 2024. Our net cash provided by operating cash activities was lower than prior year, primarily due to the timing of certain working capital requirements.
•Dividends of $56.5 million were paid to shareholders, and dividends totaling $0.90 per common share were declared during 2024. Additionally, we repurchased 1.17 million of shares for $55.8 million, excluding excise taxes during 2024.
•At October 31, 2024, total outstanding borrowings under our Amended Credit Facility were $1,335.3 million, and we had up to $423.6 million of borrowing capacity.

Results of Operations

Consolidated

	Years Ended October 31,			2024 vs. 2023
($ in millions)	2024	2023	2022	Increase/(Decrease)
Revenues	$8,359.4	$8,096.4	$7,806.6	$263.0	3.2%
Operating expenses	7,325.9	7,037.6	6,757.5	288.3	4.1%
Gross margin	12.4%	13.1%	13.4%	(71) bps
Selling, general and administrative expenses	765.3	572.8	628.3	192.5	33.6%
Amortization of intangible assets	56.1	76.5	72.1	(20.4)	(26.6)%
Operating profit	212.0	409.5	348.8	(197.5)	(48.2)%
Income from unconsolidated affiliates	6.5	3.9	2.4	2.6	69.4%
Interest expense	(85.0)	(82.3)	(41.1)	(2.7)	(3.3)%
Income before income taxes	133.6	331.1	310.0	(197.5)	(59.7)%
Income tax provision	(52.2)	(79.7)	(79.6)	27.5	34.5%
Net income	81.4	251.3	230.4	(169.9)	(67.6)%
Other comprehensive (loss)/income
Interest rate swaps	(22.9)	(0.5)	36.7	(22.4)	NM*
Foreign currency translation and other	6.8	7.3	(19.8)	(0.5)	(6.5)%
Income tax provision	6.3	0.1	(10.5)	6.2	NM*
Comprehensive income	$71.6	$258.1	$236.9	$(186.5)	(72.3)%
*Not meaningful
The Year Ended October 31, 2024, Compared with the Year Ended October 31, 2023
Revenues
Revenues increased by $263.0 million, or 3.2%, to $8,359.4 million during 2024, as compared to 2023. Revenue growth was comprised of organic growth of 2.9% and acquisition growth of 0.3%. The organic revenue growth was due to the higher project revenues due to the timing of certain microgrid systems design and installation projects within Technical Solutions, and net new business and expansion of business with existing customers within Aviation, M&D, and Education. The increase in revenues was partially offset by attrition of engineering customers within B&I and the expected rebalancing of the scope of work with an existing customer within M&D. Acquisition growth of $26.3 million was driven by the Quality Uptime Acquisition, completed in the third quarter of 2024.
Operating Expenses
Operating expenses increased by $288.3 million, or 4.1%, to $7,325.9 million during 2024, as compared to 2023. Gross margin decreased by 71 bps to 12.4% in 2024, as compared to 13.1% in 2023. The decrease in gross margin was primarily driven by the increase in self-insurance adjustments related to prior year claims as a result of actuarial evaluations completed on our workers’ compensation, general liability, automobile liability, and property damage insurance plans. In addition, the decrease in gross margin was attributable to the $11.4 million in revenue from an Aviation parking project recognized in 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $192.5 million, or 33.6%, to $765.3 million during 2024, as compared to 2023. The increase in selling, general and administrative expenses was primarily attributable to:
•a $95.7 million fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition recorded during 2024, as compared to a $45.6 million fair value adjustment to decrease the contingent consideration recorded during 2023;

•a $24.3 million increase in costs associated with various systems’ go-live and other investments in technology;
•an absence of a $24.0 million benefit from employee retention credits received during 2023;
•an $8.8 million increase in accruals for actual and potential legal settlements; and
•a $6.5 million increase in compensation and related expenses primarily due to higher compensation under certain incentive plans.
This increase was partially offset by:
•an $18.6 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $20.4 million, or 26.6%, to $56.1 million during 2024, as compared to 2023. This decrease was primarily due to the lower amortization of intangibles, primarily intangibles acquired as part of the RavenVolt Acquisition.
Interest Expense
Interest expense increased by $2.7 million, or 3.3%, to $85.0 million during 2024, as compared to 2023, primarily driven by higher borrowings from our Amended Credit Facility to fund the Quality Uptime Acquisition.
Income Taxes
During 2024 and 2023, we had effective tax rates of 39.1% and 24.1%, respectively, resulting in a provision for tax of $52.2 million and $79.7 million, respectively. Our effective tax rate for 2024 was negatively impacted by a $95.7 million non-taxable expense related to the change in the fair value of the contingent consideration related to the RavenVolt Acquisition. Our effective tax rate for 2023 was favorably impacted by a $45.6 million non-taxable benefit related to the change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
Interest Rate Swaps
We had a loss of $22.9 million on interest rate swaps during the year ended October 31, 2024, as compared to a loss of $0.5 million during the year ended October 31, 2023, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation and Other
We had a foreign currency translation gain of $7.5 million during the year ended October 31, 2024, as compared to a foreign currency translation gain of $7.3 million during the year ended October 31, 2023. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.
The Year Ended October 31, 2023, Compared with the Year Ended October 31, 2022
For a comparison of our Results of Operations for the year ended October 31, 2023, to the year ended October 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on December 18, 2023.

Segment Information
Our current reportable segments consist of B&I, M&D, Education, Aviation, and Technical Solutions.
Financial Information for Each Reportable Segment

	Year Ended October 31,			2024 vs. 2023
($ in millions)	2024	2023	2022	Increase/(Decrease)
Revenues
Business & Industry	$4,059.1	$4,089.4	$4,095.9	$(30.3)	(0.7)%
Manufacturing & Distribution	1,554.3	1,526.7	1,445.2	27.6	1.8%
Aviation	1,032.6	925.7	804.0	106.9	11.5%
Education	904.0	880.4	834.7	23.6	2.7%
Technical Solutions	809.3	674.2	626.8	135.1	20.0%
	$8,359.4	$8,096.4	$7,806.6	$263.0	3.2%
Operating profit (loss)
Business & Industry	$307.0	$315.6	$334.9	$(8.6)	(2.7)%
Operating profit margin	7.6%	7.7%	8.2%	(15) bps
Manufacturing & Distribution	166.3	161.7	161.8	4.6	2.8%
Operating profit margin	10.7%	10.6%	11.2%	11 bps
Aviation	59.1	60.0	29.3	(0.9)	(1.4)%
Operating profit margin	5.7%	6.5%	3.6%	(75) bps
Education	55.3	49.7	47.1	5.6	11.4%
Operating profit margin	6.1%	5.6%	5.6%	48 bps
Technical Solutions	69.4	53.2	63.8	16.2	30.4%
Operating profit margin	8.6%	7.9%	10.2%	68 bps
Government Services	—	—	(0.3)	—	NM*
Operating profit margin	NM*	NM*	NM*	NM*
Corporate	(433.1)	(226.6)	(284.5)	206.5	(91.1)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(6.5)	(3.9)	(2.4)	(2.6)	(69.4)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(5.5)	(0.3)	(0.9)	(5.2)	NM*
	$212.0	$409.5	$348.8	$(197.5)	(48.2)%
*Not meaningful

The Year Ended October 31, 2024, Compared with the Year Ended October 31, 2023

Business & Industry
	Year Ended October 31,
($ in millions)	2024	2023	Increase
Revenues	$4,059.1	$4,089.4	$(30.3)	(0.7)%
Operating profit	307.0	315.6	(8.6)	(2.7)%
Operating profit margin	7.6%	7.7%	(15) bps
B&I revenues decreased by $30.3 million, or 0.7%, to $4,059.1 million during 2024, as compared to 2023. The revenue decrease was primarily driven by attrition of certain engineering clients and soft commercial office market conditions, partially offset by the new clients and existing client expansions both domestically and internationally. Management reimbursement revenues for this segment totaled $281.4 million and $270.1 million during 2024 and 2023, respectively.
Operating profit decreased by $8.6 million, or 2.7%, to $307.0 million during 2024, as compared to 2023. Operating profit margin decreased by 15 bps to 7.6% in 2024 from 7.7% in 2023. The decrease in operating profit margin was primarily driven by a change in contract mix and higher legal, bad debt, and insurance expense. The decrease was partially offset by labor efficiencies and lower amortization of intangible assets.

Manufacturing & Distribution
	Year Ended October 31,
($ in millions)	2024	2023	Increase
Revenues	$1,554.3	$1,526.7	$27.6	1.8%
Operating profit	166.3	161.7	4.6	2.8%
Operating profit margin	10.7%	10.6%	11 bps
M&D revenues increased by $27.6 million, or 1.8%, to $1,554.3 million during 2024, as compared to 2023. The increase was primarily attributable to the expansion of business with existing customers, partially offset by the expected rebalancing of the scope of work with an existing customer and a loss of a certain customer.
Operating profit increased by $4.6 million, to $166.3 million during 2024, as compared to 2023. Operating profit margin increased by 11 bps to 10.7% in 2024 from 10.6% in 2023. The increase in operating profit margin was primarily attributable to the change in contract mix, partially offset by investments to hire certain technical expertise to support future growth.

Aviation
	Year Ended October 31,
($ in millions)	2024	2023	Increase / (Decrease)
Revenues	$1,032.6	$925.7	$106.9	11.5%
Operating profit	59.1	60.0	(0.9)	(1.4)%
Operating profit margin	5.7%	6.5%	(75) bps
Aviation revenues increased by $106.9 million, or 11.5% to $1,032.6 million, during 2024, as compared to 2023. The increase was primarily attributable to new business and scope expansions with the existing clients as well as continuing recovery in travel volume. In addition, in 2023, we recognized $11.4 million in revenue from an Aviation parking project, whereby all the direct labor and related costs were recognized prior to 2023. Management reimbursement revenues for this segment totaled $36.3 million and $31.8 million during 2024 and 2023, respectively.
Operating profit decreased by $0.9 million, to $59.1 million during 2024, as compared to 2023. Operating profit margin decreased by 75 bps to 5.7% in 2024, from 6.5% in 2023. The decrease in operating profit margin was primarily attributable to the $11.4 million in revenue from an Aviation parking project recognized in 2023. The decrease in operating profit margin was partially offset by contract mix and labor efficiencies primarily due to increases in travel volume.

Education
	Year Ended October 31,
($ in millions)	2024	2023	Increase
Revenues	$904.0	$880.4	$23.6	2.7%
Operating profit	55.3	49.7	5.6	11.4%
Operating profit margin	6.1%	5.6%	48 bps
Education revenues increased by $23.6 million, or 2.7%, to $904.0 million during 2024, as compared to 2023. The increase was primarily attributable to net new business wins, partially offset by a decrease in work orders.
Operating profit increased by $5.6 million, or 11.4% to $55.3 million during 2024, as compared to 2023. Operating profit margin increased by 48 bps to 6.1% in 2024 from 5.6% in 2023. The operating profit margin was positively impacted by labor efficiencies and lower amortization of intangibles, partially offset by higher bad debt expense.

Technical Solutions
	Year Ended October 31,
($ in millions)	2024	2023	Increase
Revenues	$809.3	$674.2	$135.1	20.0%
Operating profit	69.4	53.2	16.2	30.4%
Operating profit margin	8.6%	7.9%	68 bps
Technical Solutions revenues increased by $135.1 million, or 20.0%, to $809.3 million during 2024, as compared to 2023. Revenue growth was comprised of organic growth of 16.1% and acquisition growth of 3.9%. The organic revenue increase was primarily driven by higher project revenues due to the timing of completions of microgrid systems and generators installation projects, partially offset by a decrease in electric vehicle charging station sales. Acquisition growth of $26.3 million was driven by the Quality Uptime Acquisition, completed in the third quarter of 2024.
Operating profit increased by $16.2 million, or 30.4%, to $69.4 million during 2024, as compared to 2023. Operating profit margin increased by 68 bps to 8.6% in 2024 from 7.9% in 2023. The increase in operating profit margin was primarily attributable to the contract mix and lower amortization of intangible assets. This increase was partially offset by an expected charge to potentially settle a certain client matter.

Corporate
	Year Ended October 31,
($ in millions)	2024	2023	Increase
Corporate expenses	$(433.1)	$(226.6)	$206.5	(91.1)%
Corporate expenses increased by $206.5 million, or 91.1%, to $433.1 million during 2024, as compared to 2023. The increase in corporate expenses was primarily related to:
•a $95.7 million fair value adjustment to increase the contingent consideration related to the RavenVolt Acquisition recorded during 2024, as compared to a $45.6 million fair value adjustment to decrease the contingent consideration recorded during 2023;
•a $20.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed during 2024, as compared to a favorable $14.8 million adjustment recorded in 2023;
•a $24.3 million increase in costs associated with various systems’ go-live and other investments in technology; and
•an absence of a $24.0 million benefit from employee retention credits received during 2023.
This increase was partially offset by:

•an $18.6 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
The Year Ended October 31, 2023, Compared with the Year Ended October 31, 2022
For a comparison of our Segment Information for the year ended October 31, 2023, to the year ended October 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on December 18, 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our credit facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding insurance claims, dividend payments, capital expenditures, share repurchases, mandatory loan repayments, contingent consideration payments from acquisitions, and systems and technology transformation initiatives under our ELEVATE strategy. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we will continue to rely on our credit facility for any long-term funding not provided by operating cash flows.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2024, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During 2024, we made $32.5 million of principal payments under the term loan. At October 31, 2024, the total outstanding borrowings and standby letters of credit were $1,335.3 million and $57.9 million, respectively. At October 31, 2024, we had up to $423.6 million of borrowing capacity.
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
Share Repurchases
Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million of our common stock. We repurchased shares under the share repurchase program during the year ended October 31, 2024, as summarized below. At October 31, 2024, authorization for $154.5 million of repurchases remained under the Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2024	2023
Total number of shares purchased	1.17	3.34
Average price paid per share(1)	$47.86	$41.06
Total cash paid for share repurchases(1)	$55.8	$137.1
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
Cash Flows
    In addition to revenues and operating profit, our management views operating cash flows as a good indicator of financial performance, because strong operating cash flows provide opportunities for growth both organically and through acquisitions. Operating cash flows primarily depend on: revenue levels; profitability levels of our jobs; the quality and timing of collections of accounts receivable; the timing of payments to suppliers and other vendors; the timing and amount of income tax payments; the actual payments of contingent consideration made in excess of the acquisition-date fair value; and the timing and amount of payments on insurance claims and legal settlements.

	Year Ended October 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	226.7	243.3	20.4
Net cash used in investing activities	(171.9)	(62.1)	(241.5)
Net cash (used in) provided by financing activities	(61.5)	(186.3)	235.5
Operating Activities
Net cash provided by operating activities decreased by $16.6 million during 2024, as compared to 2023. The decrease was primarily driven by the timing of working capital requirements. The decrease was partially offset by the absence of a $66.0 million payment of deferred payroll taxes done in 2023.
Net cash provided by operating activities increased by $222.9 million during 2023, as compared to 2022. The increase was primarily driven by a $143.8 million payment made for the Bucio settlement in 2022 and the related income tax benefit.
Investing Activities
Net cash used in investing activities changed by $109.8 million during 2024, as compared to 2023. The change was primarily related to the Quality Uptime Acquisition, completed in 2024.
Net cash used in investing activities changed by $179.5 million during 2023, as compared to 2022. The change was primarily related to the Momentum and RavenVolt acquisitions, completed in 2022.
Financing Activities
Net cash used in financing activities was $61.5 million in 2024, as compared to net cash used in financing activities of $186.3 million in 2023. The decrease in net cash used was primarily related to lower share buyback repurchases in 2024 and an increase in our book cash overdrafts.
Net cash used in financing activities was $186.3 million in 2023, as compared to net cash provided by financing activities of $235.5 million in 2022. The change was primarily related to a decrease in net borrowings from our Amended Credit Facility, as in 2022 we had higher borrowings to fund the Momentum and RavenVolt acquisitions and higher share repurchases in 2023.

Dividends
On December 5, 2024, we announced a quarterly cash dividend of $0.265 per share on our common stock, payable on February 3, 2025, to shareholders of record on January 2, 2025. We declared a quarterly cash dividend on our common stock every quarter during 2024, 2023, and 2022. We paid total annual dividends of $56.5 million, $57.5 million, and $51.9 million during 2024, 2023, and 2022, respectively.

Material Cash Requirements from Contractual and Other Obligations

As of October 31, 2024, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments – Outstanding payments on our Amended Credit Facility were $1,335.3 million, with $32.5 million payable within 12 months. We have future interest payments based on our hedged borrowings under our Amended Credit Facility of $15.7 million, which is payable within 12 months. The interest payments on our remaining borrowings under the Amended Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 11, “Credit Facility,” in the Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating and Finance Leases – We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. Operating and finance lease obligations were $160.0 million, with $37.4 million payable within 12 months. See Note 5, “Leases,” in the Financial Statements for further detail of our obligations and the timing of expected future payments.

•Service Concession Arrangements – As defined under ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, our leased location parking arrangements are represented as service concession arrangements. We had contractual payments for these arrangements of $71.4 million, with $25.0 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $117.1 million, with $49.7 million payable within 12 months.

•Benefit Obligations – Expected future payments relating to our defined benefit, postretirement, and deferred compensation plans were $38.1 million, with $3.4 million payable in 12 months. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2024.
•Contingent Consideration Payable Connection with Our Acquisition of RavenVolt – At October 31, 2024, contingent consideration of up to $75.0 million in cash may be paid in calendar year 2025 if the RavenVolt business achieves certain financial targets in calendar year 2024, as defined in the merger agreement. We expect the RavenVolt business to achieve the aforementioned financial targets for calendar year 2024, and as such, we currently expect to make a $75.0 million payment in May 2025 for calendar year 2024.

In addition, our material cash requirements for other obligations, for which we cannot reasonably estimate future payments, include the following:

•Multiemployer Benefit Plans – In addition to our company sponsored benefit plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2024, 2023, and 2022, contributions made to these plans were $565.9 million, $574.6 million, and $555.1 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 12, “Employee Benefit Plans,” in the Financial Statements for more information.

•Self-Insurance Obligations – We may make payments for exposures for which we are self-insured, including workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. At October 31, 2024, our self-insurance reserves, net of recoverables, were $517.3 million. As these obligations do not have scheduled maturities, we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. See Note 10, “Insurance,” in the Financial Statements for further detail.

•Unrecognized Tax Benefits – At October 31, 2024, our total liability for unrecognized tax benefits was $7.9 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the utilization of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

•Contingent Consideration Payable in Connection with Our Acquisition of RavenVolt – At October 31, 2024, contingent consideration of up to $205.0 million, of which $34.1 million has been accrued as of October 31, 2024, in cash may be paid in calendar year 2026 if the RavenVolt business achieves certain financial targets in calendar year 2025, as defined in the merger agreement.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The surety bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2024, these letters of credit totaled $57.9 million, and surety bonds and surety-backed letters of credit totaled $854.7 million, respectively. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies and estimates for the year ended October 31, 2024. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our Financial Statements.

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

At October 31, 2024, we had $2.6 billion of goodwill. Our goodwill is included in the following segments:

$1.1 billion — B&I

$502.2 million — M&D

$459.3 million — Education

$69.4 million — Aviation

$449.6 million — Technical Solutions

A goodwill impairment analysis was performed for each of our reporting units on August 1, 2024. Based on these studies, the implied fair value of each of our reporting units was substantially in excess of its carrying value, with the exception of the Education reporting unit which had an excess of 25%. Therefore, we concluded there were no indicators of impairment. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion. We concluded there were no indicators of impairment.

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

After analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2024 by $20.3 million. In 2023, we decreased our total reserves related to prior years claims by $14.8 million.

It is possible that actual results could differ from recorded self-insurance liabilities. Our insurance claims liabilities as of October 31, 2024 amounted to $619.4 million. A 10% change in our projected ultimate losses would have affected net income by approximately $37.2 million for 2024.

Accounting Pronouncements

Accounting Standard Updates	Topic	Summary	Effective Date/ Method of Adoption
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.
2024-03	Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
This ASU, issued in November 2024, is intended to improve financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. We are currently evaluating the impact of implementing this guidance on our financial statements.
This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates.
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Amended Credit Facility, as further described in Note 11, “Credit Facility,” in the Financial Statements. Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolver bear interest at a rate equal to one-month SOFR plus a spread. Euro- and sterling-denominated borrowings under the revolver bear at rate equal to the EURIBOR and SONIA reference rates, respectively, plus a spread. At October 31, 2024, we had total outstanding borrowings of $1,335.3 million. To limit exposure to upward movements in interest rates associated with our floating-rate, SOFR-based borrowings, we entered into interest rate swap agreements to fix the interest rates on a portion of our outstanding borrowings. At October 31, 2024, we had interest rate swaps with an underlying notional amount of $695.0 million and fixed interest rates ranging from 1.72% to 3.81%. Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2024 and 2023, a 100 basis point increase in SOFR, EURIBOR, and SONIA would decrease our future earnings and cash flows by $5.6 million and $5.4 million, respectively. As actual interest rate movements over time are uncertain, our interest rate swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2024, the fair value of our interest rate swap agreements was an asset of $13.5 million.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (the Company) as of October 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of self-insurance liabilities
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company uses a combination of insured and self-insurance programs to cover insurable risks. The balance of casualty program insurance reserves as of October 31, 2024, amounted to $608.4 million, a portion of which related to workers’ compensation and general liability self-insurance liabilities. The Company engages actuaries to estimate its self-insurance liabilities at least annually.

We identified the evaluation of certain workers’ compensation and general liability self-insurance liabilities as a critical audit matter because it involves a high degree of judgment and actuarial expertise to assess: (1) the application of actuarial models used and (2) estimated incurred but not reported claims based on application of loss development factors to historical claims experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance liability process, including controls related to (1) evaluation of claims information sent to the actuary, (2) estimation of incurred but not reported claims based on the application of loss development factors to historical claims experience, and (3) evaluation of the actuarial report and the external actuarial specialist’s qualifications and competency. We evaluated the Company’s historical ability to estimate self-insurance liabilities by comparing the prior year recorded amounts to the subsequent claim development. We tested a sample of the claims data utilized by the Company’s actuaries by comparing it to underlying claims details; and involved an actuarial professional with specialized skills and knowledge who assisted in the:

•assessment of the application of the actuarial models used by the Company for consistency with generally accepted actuarial standards and
•development of an actuarial estimate of self-insurance liabilities based on the Company’s underlying historical paid and incurred loss data for comparison with the liabilities recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

New York, New York
December 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited ABM Industries Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated December 19, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
New York, New York
December 19, 2024

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$64.6	$69.5
Trade accounts receivable, net of allowances of $22.8 and $25.0 at October 31, 2024 and 2023, respectively	1,384.1	1,365.0
Costs incurred in excess of amounts billed	162.1	139.2
Prepaid expenses	103.2	78.5
Other current assets	74.8	58.6
Total current assets	1,788.7	1,710.7
Other investments	30.8	28.8
Property, plant and equipment, net of accumulated depreciation of $351.3 and $326.5 at October 31, 2024 and 2023, respectively	150.7	131.5
Right-of-use assets	101.2	113.4
Other intangible assets, net of accumulated amortization of $479.3 and $438.3 at October 31, 2024 and 2023, respectively	282.4	302.9
Goodwill	2,575.9	2,491.3
Other noncurrent assets	167.5	155.0
Total assets	$5,097.2	$4,933.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.6	$31.5
Trade accounts payable	324.3	299.1
Accrued compensation	295.6	249.7
Accrued taxes—other than income	56.2	58.9
Deferred revenue	63.7	90.1
Insurance claims	197.5	177.0
Income taxes payable	4.8	17.9
Current portion of lease liabilities	26.6	32.5
Other accrued liabilities	348.2	261.2
Total current liabilities	1,348.4	1,217.9
Long-term debt, net	1,302.2	1,279.8
Long-term lease liabilities	92.0	98.8
Deferred income tax liability, net	60.2	85.0
Noncurrent insurance claims	421.8	387.5
Other noncurrent liabilities	86.8	61.1
Noncurrent income taxes payable	3.8	3.7
Total liabilities	3,315.2	3,133.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,196,665 and 62,847,387 shares issued and outstanding at October 31, 2024 and 2023, respectively	0.6	0.6
Additional paid-in capital	527.4	558.9
Accumulated other comprehensive loss, net of taxes	(19.1)	(9.2)
Retained earnings	1,272.9	1,249.6
Total stockholders’ equity	1,781.9	1,799.9
Total liabilities and stockholders’ equity	$5,097.2	$4,933.7
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
(in millions, except per share amounts)	2024	2023	2022
Revenues	$8,359.4	$8,096.4	$7,806.6
Operating expenses	7,325.9	7,037.6	6,757.5
Selling, general and administrative expenses	765.3	572.8	628.3
Amortization of intangible assets	56.1	76.5	72.1
Operating profit	212.0	409.5	348.8
Income from unconsolidated affiliates	6.5	3.9	2.4
Interest expense	(85.0)	(82.3)	(41.1)
Income before income taxes	133.6	331.1	310.0
Income tax provision	(52.2)	(79.7)	(79.6)
Net income	81.4	251.3	230.4
Other comprehensive (loss)/income
Interest rate swaps	(22.9)	(0.5)	36.7
Foreign currency translation and other	6.8	7.3	(19.8)
Income tax provision	6.3	0.1	(10.5)
Comprehensive income	$71.6	$258.1	$236.9
Net income per common share
Basic	$1.29	$3.81	$3.44
Diluted	1.28	3.79	3.41
Weighted-average common and common equivalent shares outstanding
Basic	63.2	66.0	67.1
Diluted	63.6	66.3	67.5
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2024		2023		2022
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	62.8	$0.6	65.5	$0.7	67.3	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.5	—	0.6	—	0.6	—
Repurchase of common stock, including excise taxes	(1.2)	—	(3.3)	(0.1)	(2.3)	—
Balance, end of year	62.2	0.6	62.8	0.6	65.5	0.7
Additional Paid-in Capital
Balance, beginning of year		558.9		675.5		750.9
Taxes withheld under employee stock purchase and share-based compensation plans, net		(5.5)		(9.0)		(8.4)
Share-based compensation expense		30.0		30.5		30.5
Repurchase of common stock, including excise taxes		(56.1)		(138.1)		(97.5)
Balance, end of year		527.4		558.9		675.5
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(9.2)		(16.2)		(22.5)
Other comprehensive (loss)/income		(9.8)		6.9		6.3
Balance, end of year		(19.1)		(9.2)		(16.2)
Retained Earnings
Balance, beginning of year		1,249.6		1,057.2		880.2
Net income		81.4		251.3		230.4
Dividends
Common stock ($0.90, $0.88, and $0.78 per share)		(56.5)		(57.5)		(51.9)
Stock issued under share-based compensation plans		(1.5)		(1.5)		(1.5)
Balance, end of year		1,272.9		1,249.6		1,057.2
Total Stockholders’ Equity		$1,781.9		$1,799.9		$1,717.2
See accompanying notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2024	2023	2022
Cash flows from operating activities
Net income	$81.4	$251.3	$230.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	106.6	120.7	112.4
Deferred income taxes	(24.7)	(4.9)	67.7
Share-based compensation expense	30.0	30.5	30.5
Provision for/(Recovery of) bad debt	8.8	3.0	(7.7)
Amortization of accumulated other comprehensive gain on interest rate swaps	—	—	(4.8)
Discount accretion on insurance claims	0.6	0.4	0.1
Gain on sale of assets	(0.6)	(0.1)	(0.8)
Income from unconsolidated affiliates	(6.5)	(3.9)	(2.4)
Distributions from unconsolidated affiliates	4.6	1.9	1.9
Change in fair value of contingent consideration	95.7	(45.6)	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(32.6)	(152.7)	(143.8)
Prepaid expenses and other current assets	(40.4)	(7.4)	19.7
Right-of-use assets	12.7	1.8	14.7
Other noncurrent assets	(34.0)	33.8	(21.2)
Trade accounts payable and other accrued liabilities	(10.9)	(3.8)	(143.0)
Long-term lease liabilities	(7.3)	(5.7)	(15.2)
Insurance claims	54.3	5.0	(17.4)
Income taxes payable	(6.8)	15.1	(31.8)
Other noncurrent liabilities	(4.2)	3.8	(69.0)
Total adjustments	145.3	(8.0)	(210.0)
Net cash provided by operating activities	226.7	243.3	20.4
Cash flows from investing activities
Additions to property, plant and equipment	(59.4)	(52.6)	(50.8)
Proceeds from sale of assets	1.8	2.9	6.0
Investments in equity securities	—	(12.4)	(2.1)
Purchase of business, net of cash acquired	(114.3)	—	(194.6)
Net cash used in investing activities	(171.9)	(62.1)	(241.5)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(7.0)	(10.5)	(9.9)
Repurchases of common stock, including excise taxes	(56.1)	(138.1)	(97.5)
Dividends paid	(56.5)	(57.5)	(51.9)
Borrowings from debt	1,334.0	1,178.5	1,479.4
Repayment of borrowings from debt	(1,312.5)	(1,136.0)	(1,096.9)
Changes in book cash overdrafts	40.7	(20.3)	4.3
Financing of energy savings performance contracts	—	0.5	9.9
Repayment of finance lease obligations	(4.2)	(3.0)	(1.9)
Net cash (used in) provided by financing activities	(61.5)	(186.3)	235.5
Effect of exchange rate changes on cash and cash equivalents	1.8	1.6	(4.2)
Net (decrease) increase in cash and cash equivalents	(4.9)	(3.5)	10.2
Cash and cash equivalents at beginning of year	69.5	73.0	62.8
Cash and cash equivalents at end of year	$64.6	$69.5	$73.0

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2024	2023	2022
Supplemental cash flow information
Income tax payments, net	$83.2	$69.1	$46.4
Interest paid on credit facility	98.5	89.4	28.9
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
Trade Accounts Receivable and Costs Incurred in Excess of Amounts Billed
Trade accounts receivable arise from services provided to our clients and are usually due and payable on varying terms from receipt of the invoice to net 60 days, with the exception of certain Technical Solutions project receivables that may have longer collection periods. These receivables are recorded at the invoiced amount and normally do not bear interest. In addition, our trade accounts receivable include unbilled receivables, such as invoices for services that have been provided but are not yet billed.

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
Other Current Assets
At October 31, 2024 and 2023, other current assets primarily consisted of other receivables, short-term insurance recoverables, and capitalized commissions.
Other Investments
At October 31, 2024 and 2023, other investments primarily consisted of preferred equity investments and investments in unconsolidated affiliates and were $30.8 million and $28.8 million, respectively. We did not recognize any impairment charges on these investments in 2024, 2023, or 2022.
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
We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The present value of future lease payments is determined using our incremental borrowing rate (“IBR”) unless the implicit rate in the lease is readily determinable. Our IBR is equal to our rate of interest adjusted for term differences. This IBR is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities.
Our lease terms range from one to 20 years. Some leases include options to renew or extend. We typically include extension options in a lease term when it is reasonably certain that we will exercise that option and when doing so is at our sole discretion. Certain equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, then we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease certain real estate assets that we no longer use to third parties.
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
Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Rent expenses associated with these arrangements are recorded as a reduction of revenues. See Note 4, “Revenues,” for further discussion.
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
Other Noncurrent Assets
At October 31, 2024 and 2023, other noncurrent assets primarily consisted of long-term insurance recoverables, cloud computing arrangements, capitalized commissions, interest rate swap assets, prepayments to carriers for future insurance claims, and insurance deposits.
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
With the assistance of third-party actuaries, we review our estimate of ultimate losses for actual and IBNR Claims on a quarterly basis and adjust our required self-insurance reserves as appropriate. See Note 10, “Insurance,” for further details on the quarterly review procedures. As part of this evaluation, we review the status of existing and new claim reserves as established by third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, such as IBNR Claims. We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
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
Other Accrued Liabilities
At October 31, 2024 and 2023, other accrued liabilities primarily consisted of the short-term contingent consideration liability, employee benefits, contract liabilities, ESPC liabilities, unclaimed property, legal fees and settlements, and dividends payable
Other Noncurrent Liabilities
At October 31, 2024 and 2023, other noncurrent liabilities primarily consisted of the long-term contingent consideration liability, deferred compensation, long-term finance leases, and retirement plan liabilities.
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
Management reimbursement revenue was $318.2 million, $302.3 million, and $280.6 million during 2024, 2023, and 2022, respectively.
Leased Location
Under leased location parking arrangements, we pay a fixed amount of rent, plus a percentage of revenues derived from monthly and transient parkers, to the property owner. We retain all revenues received, and we are responsible for most operating expenses incurred. We measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is recognized over time, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
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
Microgrid Systems and Uninterrupted Power Supply Systems Installation
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

Advertising
Advertising costs are expensed as incurred. During 2024, 2023, and 2022, advertising expense was $10.9 million, $8.8 million, and $6.0 million, respectively.
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
Employee Retention Tax Credit
In 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 Pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”). ERC is a refundable tax credit for employers who kept employees on their payroll during the COVID-19 Pandemic.
During the year ended October 31, 2023, we received and recorded an employee retention credit totaling $24.0 million, within the “Selling, general and administrative expenses” on our Consolidated Statements of Comprehensive Income.

Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We adopted this standard, effective November 1, 2023, on a prospective basis, except for the rollforward requirement, which becomes effective in fiscal year 2025. We do not participate in any material supplier finance programs and, as such, the adoption of this guidance did not have an impact on our disclosures.
Recently Issued Accounting Standards
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This accounting update enhances the transparency and decision usefulness of income tax disclosure. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of implementing this guidance on our financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This accounting update improves financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods.This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of implementing this guidance on our financial statements.
We do not expect any other recently issued accounting pronouncements to have a material impact on our consolidated financial statements and related disclosures.

3. ACQUISITIONS

Acquisition of Quality Uptime
Effective June 21, 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an uninterrupted power supply system (“UPS”) installation and maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities, for a net cash purchase price of approximately $118.2 million (subject to customary working capital adjustments). The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is amortizable over 15 years for income tax purposes. As of October 31, 2024, we recorded preliminary goodwill and intangibles of $80.6 million and $35.2 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $24.0 million and $21.6 million, respectively. The acquisition accounting is subject to change as we obtain additional information about the facts and circumstances that existed as of the acquisition date during the measurement period, not to exceed one year from the acquisition date. The final acquisition accounting may include changes to non-current assets, including intangible assets and working capital.
The Consolidated Statements of Comprehensive Income for the year ended October 31, 2024, include revenues attributable to Quality Uptime of $26.3 million. The operations of Quality Uptime are included in our Technical Solutions segment.
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
The purchase price for the acquisition was approximately $170.0 million in cash at closing (subject to customary working capital and net debt adjustments) plus the potential of post-closing contingent consideration of up to $280.0 million. The post closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. The defined EBITDA targets for calendar year 2023 were not achieved, and as a result, no contingent consideration payment was made in 2024. The maximum remaining contingent consideration that is payable in calendar years 2025 and 2026 is $75.0 million, and $130.0 million, respectively. If the EBITDA achieved for calendar years 2023 - 2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025.
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
At October 31, 2023, the estimate of the fair value of the contingent consideration was $13.4 million. Changes in results of operations and management’s forecasts during 2024 for calendar years 2024 and 2025 were primarily due to the timing of large microgrid systems’ and generators’ installation project performing better than anticipated, resulting in a total increase of fair value to $109.1 million at October 31, 2024, of which $75.0 million relates to the calendar year 2024 payment to be made in 2025. Given the relatively short period of time until the end of the earn-out period, there is a high level of confidence in the projections for calendar year 2024 that are the basis for the estimated contingent consideration payment. This change in the fair value is recognized within the “Selling, general and administrative expenses” of the Consolidated Statements of Comprehensive Income.

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

	Year Ended October 31, 2024
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,781.4	$1,347.0	$798.7	$189.0	$—	$5,116.1
Parking(2)	418.9	51.2	0.4	334.5	—	804.9
Facility Services(3)	858.9	156.1	105.0	47.3	—	1,167.2
Building & Energy Solutions(4)	—	—	—	—	809.3	809.3
Airline Services(5)	—	—	—	461.8	—	461.8
Total	$4,059.1	$1,554.3	$904.0	$1,032.6	$809.3	$8,359.4

	Year Ended October 31, 2023
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,745.2	$1,330.8	$774.8	$146.9	$—	$4,997.7
Parking(2)	408.2	42.5	0.8	329.3	—	780.8
Facility Services(3)	936.0	153.4	104.8	32.0	—	1,226.2
Building & Energy Solutions(4)	—	—	—	—	674.2	674.2
Airline Services(5)	—	—	—	417.5	—	417.5
Total	$4,089.4	$1,526.7	$880.4	$925.7	$674.2	$8,096.4
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

Remaining Performance Obligations
At October 31, 2024, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $258.7 million. We expect to recognize revenue on approximately 71% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
Contract Balances
The following tables present the balances in our contract assets and contract liabilities:

	As of October 31,
(in millions)	2024	2023
Contract assets
Billed trade receivables(1)	$1,282.9	$1,219.6
Unbilled trade receivables(1)	124.0	170.4
Costs incurred in excess of amounts billed(2)	162.1	139.2
Capitalized commissions(3)	30.8	30.2
(1) Included in “Trade accounts receivable, net” on the Consolidated Balance Sheets. The fluctuations correlate directly to the execution of new customer contracts and to invoicing and collections from customers in the normal course of business.
(2) Fluctuation is primarily due to the timing of payments on our contracts measured using the cost-to-cost method of revenue recognition.
(3) Included in “Other current assets” and “Other noncurrent assets” on the Consolidated Balance Sheets. During the year ended October 31, 2024, we capitalized $16.1 million of new costs and amortized $15.5 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Year Ended October 31, 2024
Contract liabilities(1)
Balance at beginning of year	$141.2
Acquisition additions (2)	3.9
Additional contract liabilities	256.7
Recognition of deferred revenue	(283.7)
Balance at end of year	$118.2
(1) Included in other accrued liabilities on the Consolidated Balance Sheets.
(2) Represents additions associated with the Quality Uptime Acquisition.

5. LEASES

The components of lease assets and liabilities and their classification on our Consolidated Balance Sheets were as follows:

		As of October 31,
(in millions)	Classification	2024	2023
Lease assets
Operating leases	Right-of-use assets	$101.2	$113.4
Finance leases	Property, plant and equipment, net(1)	20.5	15.2
Total lease assets		$121.7	$128.6

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$26.6	$32.5
Finance leases	Other accrued liabilities	4.5	3.1
Noncurrent liabilities
Operating leases	Long-term lease liabilities	92.0	98.8
Finance leases	Other noncurrent liabilities	15.0	11.1
Total lease liabilities		$138.1	$145.5
(1) Finance lease assets are recorded net of accumulated amortization of $23.1 million and $18.9 million as of October 31, 2024 and October 31, 2023, respectively.
The components of lease costs and classification within the Consolidated Statements of Comprehensive Income were as follows:

	Year Ended October 31,
(in millions)	2024	2023
Operating lease costs:
Operating expenses(1)(2)	$81.6	$70.6
Selling, general and administrative expenses(3)	26.4	25.4
Finance lease costs:
Operating expenses(4)	4.6	2.4
Interest expense(5)	1.1	0.5
Total lease costs	$113.8	$99.0
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.

The following table presents information on short-term and variable lease costs:

	Year Ended October 31,
(in millions)	2024	2023
Short-term lease costs	$64.0	$53.5
Variable lease costs	6.8	6.4
Total short-term and variable lease costs	$70.8	$59.9
Sublease income generated during the year ended October 31, 2024, was immaterial.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheets as of October 31, 2024, are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Fiscal 2025	$31.9	$5.5	$37.4
Fiscal 2026	29.7	4.7	34.4
Fiscal 2027	22.8	3.1	25.9
Fiscal 2028	16.2	3.1	19.4
Fiscal 2029	11.6	3.1	14.7
Thereafter	25.1	3.1	28.2
Total lease payments	137.2	22.8	160.0
Less: imputed interest	18.5	3.3	21.9
Present value of lease liabilities	$118.7	$19.5	$138.1
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of October 31, 2024, that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

	Year Ended October 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	5.5	5.5
Finance leases	5.3	5.2
Weighted-average discount rate
Operating leases	5.05%	4.60%
Finance leases	5.88%	5.28%

The following table includes supplemental cash and non-cash information related to operating leases:

	Year Ended October 31,
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35.3	$37.9
Operating cash flows from finance leases	1.1	0.5
Financing cash flows from finance leases	4.2	3.0
Lease assets obtained in exchange for new operating lease liabilities	20.9	28.7
6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2024	2023	2022
Net income	$81.4	$251.3	$230.4

Weighted-average common and common equivalent shares outstanding — Basic	63.2	66.0	67.1
Effect of dilutive securities
RSUs	0.3	0.2	0.2
Performance shares	0.1	0.2	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	63.6	66.3	67.5

Net income per common share
Basic	$1.29	$3.81	$3.44
Diluted	$1.28	$3.79	$3.41
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2024	2023	2022
Anti-dilutive	0.1	0.3	—

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2024	2023
Cash and cash equivalents(1)	1	$64.6	$69.5
Insurance deposits(2)	1	2.3	3.1
Assets held in funded deferred compensation plan(3)	1	4.4	4.0
Credit facility (4)	2	1,335.3	1,313.8
Interest rate swap assets(5)	2	13.5	36.4
Preferred equity investments(6)	3	15.4	15.4
Contingent consideration(7)	3	109.1	13.4
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
(3) Represents investments held in Rabbi trusts associated with one of our deferred compensation plans, which we include in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. The fair value of the assets held in the funded deferred compensation plan is based on quoted market prices. See Note 12, “Employee Benefit Plans,” for further information.
(4) Represents gross outstanding borrowings under our Amended Credit Facility. Due to variable interest rates, the carrying value of outstanding borrowings under our line of credit and term loan approximates the fair value. See Note 11, “Credit Facility,” for further information.
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. At October 31, 2024 and 2023, our interest rate swap assets are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. See Note 11, “Credit Facility,” for further information.
(6 Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) At October 31, 2024, our contingent consideration payable related to the RavenVolt Acquisition is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to our estimate. These changes in fair value are recognized within “Selling, general and administrative expenses” of the Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
There were no transfers to or from Level 3 financial assets or liabilities during 2024 and 2023. At October 31, 2024 and 2023, the Company had no financial assets recorded at fair value using Level 3 inputs.
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

8. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	As of October 31,
(in millions)	2024	2023
Machinery and other equipment	$172.9	$170.7
Computer equipment and software	117.2	110.7
Transportation equipment	95.9	79.0
Leasehold improvements	85.5	69.3
Furniture and fixtures	22.1	19.8
Buildings	7.7	7.7
Land	0.7	0.8
	502.0	458.0
Less: Accumulated depreciation(1)	351.3	326.5
Total	$150.7	$131.5
(1) For 2024, 2023, and 2022, depreciation expense was $50.5 million, $44.2 million, and $40.3 million, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

(in millions)	Business & Industry	Manufacturing & Distribution	Education	Aviation	Technical Solutions	Total
Balance at October 31, 2022	$1,087.8	$502.2	$459.3	$68.7	$367.4	$2,485.6
Acquisitions	1.3	—	—	—	(0.1)	1.1
Foreign currency translation	3.6	—	—	0.3	0.8	4.7
Balance at October 31, 2023	$1,092.7	$502.2	$459.3	$69.0	$368.0	$2,491.3
Acquisitions (1)	—	—	—	—	80.6	80.6
Foreign currency translation	2.6	—	—	0.4	1.1	4.1
Balance at October 31, 2024	$1,095.5	$502.2	$459.3	$69.4	$449.6	$2,575.9
(1) During 2024, goodwill increased primarily as a result of the Quality Uptime Acquisition. See Note 3, “Acquisitions”, for additional information.
We did not record goodwill impairment charges during fiscal years 2024 and 2023.
Other Intangible Assets

	As of October 31,
	2024			2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$748.2	$(467.2)	$281.0	$714.1	$(413.2)	$300.9
Trademarks and trade names	12.7	(11.7)	1.0	12.1	(11.1)	1.0
Contract rights and other	0.7	(0.3)	0.5	15.0	(14.0)	1.1
Total(1)	$761.7	$(479.3)	$282.4	$741.2	$(438.3)	$302.9
(1) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 11 years.

Estimated Annual Amortization Expense for Each of the Next Five Years

(in millions)	2025	2026	2027	2028	2029
Estimated amortization expense(1)	$51.7	$44.8	$39.0	$33.8	$28.5
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

10. INSURANCE

We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. For the majority of these insurance programs, we retain the initial $1.0 million to $1.5 million of exposure on a per-occurrence basis, either through deductibles or self-insured retentions. Beginning November 1, 2023, retentions range between $1.0 million and $5.0 million of exposure on a per-occurrence basis. Beyond the retained exposures, we have varying primary policy limits ranging between $1.0 million and $5.0 million per occurrence. To cover general liability and automobile liability losses above these primary limits, we maintain commercial umbrella insurance policies that provide aggregate limits of $200.0 million. Our insurance policies generally cover workers’ compensation losses to the full extent of statutory requirements. Additionally, to cover property damage risks above our retained limits, we maintain policies that provide per occurrence limits of $75.0 million. We are also self-insured for certain employee medical and dental plans. We maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.5 million of exposure on a per-participant, per-year basis with respect to claims.
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
Insurance Reserve Adjustments
Actuarial Reviews and Updates Performed During 2024
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
During the first and third quarters of 2024, we performed comprehensive actuarial reviews of the majority of our casualty insurance programs to evaluate changes made to claims reserves and claims payment activity for the periods of May 1, 2023, through October 31, 2023, and November 1, 2023, through April 30, 2024, respectively (the “Actuarial Reviews”). The Actuarial Reviews were comprehensive in nature and were based on loss development patterns, trend assumptions, and underlying expected loss costs during the periods analyzed.
During the second and fourth quarters of 2024, we performed interim actuarial updates of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the respective periods analyzed (the “Interim Updates”). These Interim Updates were abbreviated in nature based on actual versus expected development during the periods analyzed and relied on the key assumptions in the Actuarial Reviews (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Reviews and Interim Updates, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2024 by $20.3 million. The adverse development was offset by improvements in other legacy programs. In 2023, we decreased our total reserves related to prior year claims by $14.8 million.
Insurance-Related Balances and Activity

	As of October 31,
(in millions)	2024	2023
Insurance claim reserves, excluding medical and dental	$608.4	$555.0
Medical and dental claim reserves and other	11.0	9.5
Insurance recoverables	91.0	67.1

At October 31, 2024 and 2023, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying Consolidated Balance Sheets.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2024	2023	2022
Net balance at beginning of year	$487.9	$479.9	$508.3
Change in case reserves plus IBNR Claims — current year	166.2	154.2	145.7
Change in case reserves plus IBNR Claims — prior years	20.3	(14.8)	(36.8)
Claims paid	(157.3)	(131.4)	(129.1)
Acquisition	—	—	(8.2)
Net balance, October 31(1)	517.3	487.9	479.9
Recoverables	91.0	67.1	71.0
Gross balance, October 31	$608.4	$555.0	$551.0
(1) Includes reserves related to discontinued operations of approximately $0.7 million for 2024, $0.1 million for 2023, and $0.2 million for 2022.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2024	2023
Standby letters of credit	$53.1	$53.5
Surety bonds and surety-backed letters of credit	175.3	178.0
Restricted insurance deposits	2.3	3.1
Total	$230.7	$234.7

11. CREDIT FACILITY

	As of October 31,
(in millions)	2024	2023
Current portion of long-term debt(1)(2)
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(0.9)	(1.0)
Current portion of term loan	$31.6	$31.5

Long-term debt(1)(2)
Gross term loan	$503.8	$536.3
Unamortized deferred financing costs	(0.6)	(1.5)
Total noncurrent portion of term loan	503.2	534.8
Revolving line of credit(3)	799.0	745.0
Long-term debt	$1,302.2	$1,279.8
(1) At October 31, 2024, and October 31, 2023, the weighted average interest rate on our outstanding borrowings, not including letters of credit and swaps, was 6.68%.and 7.17%, respectively.
(2) At October 31, 2024, we had borrowing capacity of up to $423.6 million
(3) At October 31, 2024 standby letters of credit amounted to $57.9 million
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which were scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018.
On June 28, 2021, the Company amended and restated the Credit Facility with the Second Amendment, extending the maturity date to June 28, 2026, and increasing the capacity of the revolving credit facility from $800.0 million to $1.3 billion and the then remaining term loan outstanding from $620.0 million to $650.0 million. The Amended Credit Facility provides for the issuance of up to $350.0 million for standby letters of credit and the issuance of up to $75.0 million in swingline advances. The obligations under the Amended Credit Facility are secured on a first-priority basis by a lien on substantially all of our assets and properties, subject to certain exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2024, we were in compliance with these covenants.
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
Long-Term Loan Maturities
During 2024, we made principal payments under the term loan of $32.5 million. As of October 31, 2024, the following principal payments are required under the Amended Credit Facility.

(in millions)	2025	2026	2027	2028	2029
Debt maturities	$32.5	$1,302.8	$—	$—	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 100.0 million	1.72%	February 9, 2022	June 28, 2026
$ 150.0 million	1.85%	February 25, 2022	June 28, 2026
$ 100.0 million	2.88%	May 4, 2022	June 28, 2026
$161.9 million(1)	2.83%	July 7, 2022	June 28, 2026
$13.1 million(1)	2.79%	July 18, 2022	June 28, 2026
$ 170.0 million	3.81%	November 1, 2022	June 28, 2026

(1) In July 2022, we entered into amortizing interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $100.0 million in October 2025 before maturing on June 28, 2026.
At October 31, 2024 and 2023, amounts recorded in AOCL for interest rate swaps were a gain of $9.2 million, net of taxes of $4.3 million, and a gain of $26.0 million, net of taxes of $10.5 million, respectively. At October 31, 2024, the total amount expected to be reclassified from AOCL to earnings during the next 12 months was $5.9 million, net of taxes of $2.2 million.

12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All of the Plans are unfunded with the exception of one, which is underfunded.
Information for the Plans

	As of October 31,
(in millions)	2024	2023
Net obligations	$6.9	$6.1
Projected benefit obligations(1)	12.5	11.9
Fair value of assets	5.6	5.8
(1) At October 31, 2024 and 2023, total projected benefit obligations related to unfunded and underfunded plans were $12.5 million and $11.9 million, respectively.
At October 31, 2024, assets of the Plans were fully invested in fixed income. The expected return on assets was $0.0 million in 2024, $0.2 million in 2023, and $0.4 million in 2022. The aggregate net periodic benefit cost for all Plans was $0.8 million, $0.6 million, and $0.1 million for 2024, 2023, and 2022, respectively. Future benefit payments in the aggregate are expected to be $11.2 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2024 and 2023, the total liability of all deferred compensation was $26.7 million and $27.0 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2024 and 2023, the fair value of these assets was $4.4 million and $4.0 million, respectively, and these amounts are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. Aggregate expense recognized under these deferred compensation plans was $0.6 million, $0.5 million, and $0.3 million for 2024, 2023, and 2022, respectively.
Defined Contribution Plans
We sponsor two defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2024, 2023, and 2022, we made matching contributions required by the plans of $30.6 million, $29.8 million, and $27.7 million, respectively.
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

Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

($ in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2024	2023	Pending/ Implemented	2024	2023	2022
Building Service 32BJ Pension Fund	13-1879376 / 001	Yellow 6/30/2024	Yellow 6/30/2023	Implemented	$22.1	$21.4	$22.7	No	10/15/2027 - 12/31/2027
S.E.I.U National Industry Pension Fund	52-6148540 / 001	Red 12/31/2023	Red 12/31/2022	Implemented	19.4	19.3	17.6	Yes	6/30/2025 - 7/31/2028
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2024	Green 1/31/2023	N/A*	12.4	13.0	12.8	N/A*	12/31/2024 - 6/30/2029
SEIU Local 1 & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2023	Green 9/30/2022	N/A*	4.3	4.8	5.8	N/A*	5/31/2026 - 4/4/2027
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2023	Green 12/31/2022	N/A*	2.7	2.4	2.2	N/A*	11/30/2026 - 12/31/2029
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2023	Green 12/31/2022	N/A*	2.5	4.6	4.4	N/A*	8/31/2029
All Other Plans:					13.9	8.0	8.2
Total Contributions					$77.3	$73.6	$73.8
*Not applicable
(1) To determine individually significant plans, we evaluated several factors, including our total contributions to the plan, our significance to the plan in terms of participating employees and contributions, and the funded status of the plan.
(2) The “EIN/PN” column provides the Employer Identification Number and the three-digit plan number assigned to the plan by the IRS.
(3) The Pension Protection Act Zone Status columns provide the two most recently available Pension Protection Act zone status reports from each plan. The zone status is based on information provided to us and other participating employers and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.
(4) Indicates whether a Financial Improvement Plan (“FIP”) for yellow zone plans or a Rehabilitation Plan (“RP”) for red zone plans is pending or implemented.
(5) Indicates whether our contribution in 2024 included an amount as imposed by a plan in the red zone in addition to the contribution rate specified in the applicable collective bargaining agreement.

Multiemployer Pension Plans for which ABM Is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500 (as of the plan’s year end)
Apartment Employees Trust Fund*	12/31/2022 and 12/31/2021
Arizona Sheet Metal Pension Trust Fund*	6/30/2023, 6/30/2022,and 6/30/2021
Building Service 32BJ Pension Fund	6/30/2023, 6/30/2022,and 6/30/2021
Building Service Pension Plan*	4/30/2023, 4/30/2022, and 4/30/2021
Central Pennsylvania Teamsters Defined Benefit Plan*	12/31/2023
Central Pension Fund of the IUOE & Participating Employers	1/31/2024 and 1/31/2023
Contract Cleaners Service Employees' Pension Plan*	12/31/2022 and 12/31/2021
IUOE Local 30 Pension Fund*	12/31/2023 and 12/31/2022
IUOE Stationary Engineers Local 39 Pension Plan	12/31/2023, 12/31/2022, and 12/31/2021
Local 210's Pension Plan*	12/31/2023, 12/31/2022, and 12/31/2021
Local 670 Pension Plan*	12/31/2023, 12/31/2022
Local 68 Engineers Union Pension Plan*	6/30/2023
Local 808 IBT Pension Fund*	9/30/2023
Massachusetts Service Employees Pension Plan*	12/31/2023, 12/31/2022, and 12/31/2021
S.E.I.U National Industry Pension Fund	12/31/2023, 12/31/2022, and 12/31/2021
SEIU Local 1 & Participating Employers Pension Trust	9/30/2023, 9/30/2022, and 9/30/2021
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2023, 12/31/2022, and 12/31/2021
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund*	12/31/2023, 12/31/2022, and 12/31/2021
Teamsters Local 617 Pension Fund*	2/28/2023, 2/28/2022, and 2/28/2021
Teamsters Local Union No. 727 Pension Plan*	2/28/2023
U.S.W.U. Local 74 Welfare Fund*	12/31/2023, 12/31/2022, and 12/31/2021
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2024, 2023, and 2022, our contributions to the defined contribution plans were $54.5 million, $59.2 million, and $54.7 million, respectively.
Other Multiemployer Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2024, 2023, and 2022, our contributions to such plans were $434.1 million, $441.8 million, and $426.6 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2024, these letters of credit totaled $57.9 million, and surety bonds and surety-backed letters of credit totaled $854.7 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2024 and 2023, total guarantees were $224.2 million and $218.0 million, respectively, and these guarantees extend through 2044 and 2043, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At October 31, 2024, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $12.2 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $13.1 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Repurchase Activity
We repurchased shares under the share repurchase program during the year ended October 31, 2024, as summarized below. At October 31, 2024, authorization for $154.5 million of repurchases remained under the Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2024	2023
Total number of shares purchased	1.17	3.34
Average price paid per share(1)	$47.86	$41.06
Total cash paid for share repurchases(1)	$55.8	$137.1

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
No further shares are authorized for issuance under the 2006 Equity Plan. There are 3,975,000 total shares of common stock authorized for issuance under the 2021 Equity Plan, and at October 31, 2024, there were 1,308,462 shares of common stock available for grant for future equity-based compensation awards. In addition, there are certain plans under which we can no longer issue awards, such as the 2006 Equity Plan, although awards outstanding under such plans may still vest and be exercised.
We also maintain an employee stock purchase plan, which our stockholders approved on March 9, 2004 (the “2004 Employee Stock Purchase Plan”). As amended, there are 4,000,000 total shares of common stock authorized for issuance under the 2004 Employee Stock Purchase Plan. Effective May 1, 2006, the 2004 Employee Stock Purchase Plan is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. Additionally, as of that date, the purchase price became 95% of the fair value of our common stock price on the last trading day of the month. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. Employees are required to hold their shares for a minimum of six months from the date of purchase. At October 31, 2024, there were 274,465 remaining unissued shares under the 2004 Employee Stock Purchase Plan.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2024	2023	2022
RSUs	$19.9	$17.7	$18.5
Performance shares	10.1	12.7	12.0
Share-based compensation expense before income taxes	30.0	30.5	30.5
Income tax benefit	(8.4)	(8.6)	(8.6)
Share-based compensation expense, net of taxes	$21.6	$21.8	$21.9
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
RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2023	1.0	$41.09
Granted	0.8	41.32
Vested (including 0.1 shares withheld for income taxes)	(0.4)	42.09
Forfeited	(0.1)	42.40
Outstanding at October 31, 2024	1.2	$40.82
At October 31, 2024, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $25.7 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. In 2024, 2023, and 2022, the weighted-average grant date fair value per share of awards granted was $41.32, $44.37, and $41.63, respectively. In 2024, 2023, and 2022, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $15.7 million, $17.1 million, and $16.4 million, respectively.

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
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2023	0.9	$44.43
Granted	0.4	41.62
Vested (including 0.1 shares withheld for income taxes)	(0.3)	40.35
Performance adjustments	(0.1)	48.36
Forfeited	(0.1)	44.20
Outstanding at October 31, 2024	0.9	$44.06
At October 31, 2024, total unrecognized compensation cost related to performance share awards was $17.0 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.9 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of three years.
In 2024, 2023, and 2022, the weighted-average grant date fair value per share of awards granted was $41.62, $46.47, and $43.06, respectively. In 2024, 2023, and 2022, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $12.3 million, $14.6 million, and $13.6 million, respectively.
In 2024, 2023, and 2022, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.
Monte Carlo Assumptions

	2024	2023	2022
Expected life(1)	2.81 years	2.81 years	2.81 years
Expected stock price volatility(2)	33.0%	39.9%	41.8%
Risk-free interest rate(3)	4.1%	4.0%	1.1%
Stock price(4)	$42.13	$46.19	$42.88
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
(4) The stock price is the closing price of our common stock on the valuation date.

Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2024	2023	2022
Weighted-average fair value of granted purchase rights per share	$2.31	$2.23	$2.19
Common stock issued	0.1	0.1	0.1
Fair value of common stock issued per share	$43.93	$42.40	$41.68
Aggregate purchases	$3.7	$3.4	$3.4

16. INCOME TAXES

Geographic Sources of Income Before Income Taxes

	Year Ended October 31,
(in millions)	2024	2023	2022
United States	$88.8	$294.3	$278.5
Foreign	44.8	36.8	31.5
Income before income taxes	$133.6	$331.1	$310.0
Components of Income Tax Provision

	Year Ended October 31,
(in millions)	2024	2023	2022
Current:
Federal	$(53.7)	$(50.6)	$3.5
State	(22.8)	(25.0)	(6.0)
Foreign	(0.4)	(9.0)	(9.4)
Deferred:
Federal	19.3	(0.5)	(46.1)
State	6.7	5.3	(22.1)
Foreign	(1.3)	0.1	0.5
Income tax provision	$(52.2)	$(79.7)	$(79.6)
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Year Ended October 31,
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	8.0	6.9	7.7
Federal and state tax credits	(2.6)	(1.0)	(1.5)
Impact of foreign operations	(6.4)	0.8	(0.1)
Changes in uncertain tax positions	(2.2)	0.1	(2.5)
Incremental tax benefit from share-based compensation awards	(1.6)	(0.7)	(0.5)
Energy efficiency incentives	(4.1)	(0.1)	(0.3)
Nondeductible executive compensation	3.4	1.4	1.4
Nontaxable RavenVolt contingent consideration	20.1	(3.9)	—
Other nondeductible expenses	2.1	0.6	0.3
Other, net	1.4	(1.0)	0.2
Effective tax rate	39.1%	24.1%	25.7%
During 2024 and 2023, we had effective tax rates of 39.1% and 24.1%, respectively, resulting in a provision for tax of $52.2 million and $79.7 million, respectively. Our effective tax rate for 2024 was negatively impacted by a $95.7 million non-taxable change to increase the fair value of the contingent consideration related to the RavenVolt Acquisition, partially offset by a $7.3 million tax benefit for return to provision adjustments related to our non-U.S. operations, and a $5.5 million benefit related to energy efficiency incentives. Our effective tax rate for 2023 was positively impacted by a $45.6 million non-taxable change to decrease the fair value of the contingent consideration related to the RavenVolt Acquisition.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2024	2023
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$106.3	$95.2
Deferred and other compensation	29.0	31.4
Accounts receivable allowances	5.6	7.8
Settlement liabilities	3.4	4.5
Other accruals	4.0	4.3
State taxes	1.5	1.5
State net operating loss carryforwards	2.5	2.6
Tax credits	3.4	2.3
Unrecognized tax benefits	3.5	3.6
Operating lease liabilities	23.5	27.3
Gross deferred tax assets	182.7	180.5
Valuation allowance	(1.1)	(1.2)
Total deferred tax assets	181.6	179.3

Deferred tax liabilities attributable to:
Property, plant and equipment	(1.0)	(4.3)
Goodwill and other acquired intangibles	(194.8)	(200.0)
Right-of-use assets	(25.1)	(28.6)
Tax accounting method change	(6.3)	(11.7)
Other comprehensive income	(2.3)	(8.4)
Other	(12.3)	(11.3)
Total deferred tax liabilities	(241.8)	(264.3)

Net deferred tax liabilities	$(60.2)	$(85.0)
Net Operating Loss Carryforwards and Credits
State net operating loss carryforwards totaling $46.5 million at October 31, 2024, are being carried forward in several state jurisdictions where we are permitted to use net operating losses from prior periods to reduce future taxable income. These losses will expire between 2025 and 2044. Federal net operating loss carryforwards were fully utilized during 2023. Federal and state tax credit carryforwards totaling $4.1 million are available to reduce future cash taxes and will expire between 2025 and 2044.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Valuation Allowance

	Years Ended October 31,
(in millions)	2024	2023	2022
Valuation allowance at beginning of year	$1.2	$1.6	$2.2
Other, net	(0.1)	(0.4)	(0.6)
Valuation allowance at end of year	$1.1	$1.2	$1.6

Unrecognized Tax Benefits
At October 31, 2024, 2023, and 2022, there were $15.5 million, $20.7 million, and $22.0 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $0.1 million is reasonably possible over the next 12 months due to lapses of applicable statutes of limitations. At October 31, 2024 and 2023, accrued interest and penalties were $1.3 million and $1.4 million, respectively. For interest and penalties, we recognized a $0.1 million benefit, a $0.7 million expense, and a $0.9 million benefit in 2024, 2023, and 2022, respectively.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$20.7	$22.0	$30.4
Additions for tax positions related to prior years	—	2.1	0.3
Reductions for tax positions related to prior years	(1.5)	(1.5)	(1.5)
Reductions for lapse of statute of limitations	(0.1)	(1.9)	(7.2)
Settlements	(3.6)	—	—
Balance at end of year	$15.5	$20.7	$22.0

Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. Due to expired statutes and closed audits, our federal income tax returns for years prior to fiscal 2020 are no longer subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal 2020 are no longer subject to examination. We are currently being examined by the City of New York City.

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
Technical Solutions
Technical Solutions specializes in facility infrastructure, mechanical and electrical services, including EV power design, installation and maintenance, as well as microgrid systems installations and uninterrupted power supply services. These services can also be leveraged for cross-selling across all of our industry groups, both domestically and internationally.

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

Financial Information by Reportable Segment

	Year Ended October 31,
(in millions)	2024	2023	2022
Revenues
Business & Industry	$4,059.1	$4,089.4	$4,095.9
Manufacturing & Distribution	1,554.3	1,526.7	1,445.2
Aviation	1,032.6	925.7	804.0
Education	904.0	880.4	834.7
Technical Solutions	809.3	674.2	626.8
	$8,359.4	$8,096.4	$7,806.6
Operating profit (loss)
Business & Industry	$307.0	$315.6	$334.9
Manufacturing & Distribution	166.3	161.7	161.8
Aviation	59.1	60.0	29.3
Education	55.3	49.7	47.1
Technical Solutions(1)	69.4	53.2	63.8
Government Services	—	—	(0.3)
Corporate(2) (3)	(433.1)	(226.6)	(284.5)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(6.5)	(3.9)	(2.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(5.5)	(0.3)	(0.9)
	212.0	409.5	348.8
Income from unconsolidated affiliates	6.5	3.9	2.4
Interest expense	(85.0)	(82.3)	(41.1)
Income before income taxes	$133.6	$331.1	$310.0

Depreciation and amortization
Business & Industry	$37.3	$44.9	$47.1
Manufacturing & Distribution	12.2	13.1	13.4
Aviation	12.6	9.6	8.2
Education	21.8	22.5	25.4
Technical Solutions	7.7	17.5	7.0
Corporate	15.0	13.1	11.4
	$106.6	$120.7	$112.4
(1) Reflects a $7.6 million gain on the sale of assets during the year ended October 31, 2022.
(2) Reflects adjustments to the fair value of the contingent consideration payable related to the RavenVolt Acquisition of $95.7 million during the year ended October 31, 2024.
(3) Reflects adjustments to the fair value of the contingent consideration payable related to the RavenVolt Acquisition of $45.6 million and an employee retention credit totaling $24.0 million during the year ended October 31, 2023.
Geographic Information Based on the Country in Which the Sale Originated(1)

	Year Ended October 31,
(in millions)	2024	2023	2022
Revenues
United States	$7,760.9	$7,565.6	$7,335.3
All other countries	598.4	530.8	471.3
	$8,359.4	$8,096.4	$7,806.6
(1) Substantially all of our long-lived assets are related to U.S. operations.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2024.
Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on the effectiveness of our internal control over financial reporting.
c. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the year ended October, 31 2023, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP system and key boundary systems for the Education industry group that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. At the start of the year ending October 31, 2025, our Business and Industry and Manufacturing and Distribution industry groups migrated to this new ERP system and boundary systems, replacing our legacy systems in which the majority of our business transactions originate, are processed, and recorded. The remaining industry groups will transition to our new ERP system and boundary systems over the next two years. Our new ERP system and boundary systems are intended to provide us with enhanced transactional processing and management tools compared with our legacy systems and are intended to enhance internal controls over financial reporting. We believe our new ERP system and boundary systems will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
Other than the change of our ERP system and boundary systems for the Education industry group, there have been no other changes in our internal control over financial reporting during the fiscal year 2024 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Arrangements
During the quarter ended October 31, 2024, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Raúl Valentín, Executive Vice President and Chief Human Resources Officer	Adoption	October 15, 2024	X	-	1,639 shares of common stock	-	From January 14, 2025, until the earlier of (i) the date when all the shares under the plan are sold and (ii) July 14, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of Registrant.” Additional information required by this Item will be set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” and “Audit-Related Matters” in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). Such information is incorporated herein by reference. Our 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2024. We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
On March 28, 2024, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation required by this Item will be set forth under the captions “Director Compensation for Fiscal Year 2024,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters required by this Item will be set forth under the captions “General Information—Security Ownership of Certain Beneficial Owners,” “General Information—Security Ownership of Directors and Executive Officers,” and “General Information—Equity Compensation Plan Information” in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence required by this Item will be set forth under the captions “General Information—Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services performed by KPMG LLP (PCAOB ID 185) and our principal accounting fees and services required by this Item will be set forth under the caption “Audit-Related Matters” in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Additions from Acquisitions	Charges to Costs and Expenses(1)	Write-offs(2)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2024	$25.0	0.3	88.7	(91.3)	$22.8
2023	22.6	—	76.0	(73.6)	25.0
2022	32.7	1.4	60.6	(72.1)	22.6
(1) Majority of charges to costs and expenses relates to sales allowance.
(2) Write-offs are net of recoveries.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
2.2	Purchase Agreement, dated August 25, 2021, among Crown Building Maintenance Co., Crown Energy Services, Inc., ABM Industries Incorporated and the sellers and sellers’ representative party thereto	8-K	001-08929	2.1	August 25, 2021
2.3	Agreement and Plan of Merger, dated August 17, 2022, by and among ABM Industries Incorporated, RavenVolt Merger Sub, Inc., RavenVolt, Inc. and Jonathan Hinton, as shareholders’ representative	8-K	001-08929	2.1	August 18, 2022
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.1	March 27, 2020
3.2	Amended and Restated Bylaws of ABM Industries Incorporated, dated March 27, 2024	8-K	001-08929	3.1	March 27, 2024
4.1	Description of Registrant’s Securities	10-K	001-08929	4.1	December 17, 2020
10.1	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.2	Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.3	December 22, 2017
10.3	First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 7, 2018
10.4	Second Amendment, dated as of September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.2	September 7, 2018

10.5	Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signatures pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	June 18, 2020
10.6	Fourth Amendment, dated as of June 28, 2021, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 9, 2021
10.7	Fifth Amendment, dated as of November 1, 2022, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.7	December 21, 2022
10.8	LIBOR Transition Amendment, dated as of November 1, 2022, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.8	December 21, 2022
10.9*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.10*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.11*	Form of Director’s Indemnification Agreement	10-K	001-08929	10.9	December 21, 2018
10.12*	2006 Equity Incentive Plan, as amended and restated March 7, 2018	8-K	001-08929	10.1	March 8, 2018
10.13*	ABM Industries Incorporated 2021 Equity and Incentive Compensation Plan, as amended and restated October 23, 2023	10-K	001-08929	10.13	December 18, 2023
10.14*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.1	March 5, 2020

10.16*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.1	June 9, 2021
10.17*	Statement of Terms and Conditions Applicable to Awards Granted to UK Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-K	001-08929	10.20	December 21, 2022
10.18*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after January 1, 2022	10-Q	001-08929	10.1	March 9, 2022
10.19*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after October 23, 2023	10-K	001-08929	10.19	December 18, 2023
10.20*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.21*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.2	March 5, 2020
10.22*	Statement of Terms and Conditions Applicable to Awards Granted to Non-Employee Directors Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	008-08929	10.2	June 9, 2021
10.23*	Form of Restricted Stock Unit Agreement - 2006 Equity Plan	10-K	001-08929	10.18	December 20, 2019
10.24*	Form of Restricted Stock Unit Agreement for Employees – 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.2	March 9, 2022
10.25*	Form of Performance Share Agreement for Employees - 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.3	March 9, 2022
10.26*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.27*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.28*	Deferred Compensation Plan for Executives, amended and restated October 2, 2023	10-K	001-08929	10.29	December 18, 2023
10.29*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008
10.30*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.31*‡	Executive Severance Plan and Summary Plan Description, effective as of June 4, 2024
10.32*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.28	December 22, 2017
10.33*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.29	December 22, 2017

10.34*	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.3	March 7, 2018
10.35*	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.4	March 7, 2018
10.36*	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.1	March 7, 2019
10.37*	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.2	March 7, 2019
10.38*	Executive Employment Agreement, dated as of October 28, 2019, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.35	December 20, 2019
10.39*	Change in Control Agreement, dated as of February 8, 2020, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-Q	001-08929	10.4	June 9, 2021
10.40*‡	Executive Separation and Release Agreement, dated as of October 31, 2024, by and between ABM Industries Incorporated and Joshua H. Feinberg
10.41*	Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.6	June 9, 2021
10.42*	Change in Control Agreement, dated as of November 30, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.7	June 9, 2021
19‡	Insider Trading Policy
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm
31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97*	ABM Industries Incorporated Amended and Restated Recoupment Policy, effective October 2, 2023	10-K	001-08929	97	December 18, 2023
101.INS ‡	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH ‡	Inline XBRL Taxonomy Extension Schema Document

101.CAL‡	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	Inline XBRL Taxonomy Label Linkbase Document
101.PRE ‡	Inline XBRL Presentation Linkbase Document
101.DEF ‡	Inline XBRL Taxonomy Extension Definition Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 19, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 19, 2024

/s/ Earl R. Ellis	/s/ Dean A. Chin
Earl R. Ellis Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)
December 19, 2024	December 19, 2024

/s/ Sudhakar Kesavan	/s/ Quincy L. Allen
Sudhakar Kesavan	Quincy L. Allen, Director
Chairman of the Board and Director	December 19, 2024
December 19, 2024

/s/ LeighAnne G. Baker	/s/ Donald F. Colleran
LeighAnne G. Baker, Director	Donald F. Colleran, Director
December 19, 2024	December 19, 2024

/s/ James D. DeVries	/s/ Art A. Garcia
James D. DeVries, Director	Art A. Garcia, Director
December 19, 2024	December 19, 2024

/s/ Thomas M. Gartland	/s/ Jill M. Golder
Thomas M. Gartland, Director	Jill M. Golder, Director
December 19, 2024	December 19, 2024

/s/ Winifred M. Webb
Winifred M. Webb, Director
December 19, 2024