Form 10-Q
period 2025-01-31
ABM INDUSTRIES INC /DE/
filed 2025-03-12
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 11, 2025: 62,231,437

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
•Decreases in commercial office space utilization due to hybrid work models and increases in office vacancy rates could adversely affect our financial condition.
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
•Future increases in the level of our borrowings and interest rates could affect our results of operations.
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2024, and in other reports (including all amendments to those reports) we file from time to time with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$59.0	$64.6
Trade accounts receivable, net of allowances of $23.0 and $22.8 at January 31, 2025 and October 31, 2024, respectively	1,549.7	1,384.1
Costs incurred in excess of amounts billed	135.5	162.1
Prepaid expenses	97.5	103.2
Other current assets	79.8	74.8
Total current assets	1,921.5	1,788.7
Other investments	31.5	30.8
Property, plant and equipment, net of accumulated depreciation of $342.9 and $351.3 at January 31, 2025 and October 31, 2024, respectively	153.8	150.7
Right-of-use assets	102.1	101.2
Other intangible assets, net of accumulated amortization of $491.9 and $479.3 at January 31, 2025 and October 31, 2024, respectively	268.9	282.4
Goodwill	2,568.8	2,575.9
Other noncurrent assets	170.8	167.5
Total assets	$5,217.4	$5,097.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$31.6	$31.6
Trade accounts payable	314.0	324.3
Accrued compensation	184.3	295.6
Accrued taxes — other than income	45.9	56.2
Deferred revenue	60.1	63.7
Insurance claims	202.3	197.5
Income taxes payable	13.7	4.8
Current portion of lease liabilities	27.7	26.6
Other accrued liabilities	381.6	348.2
Total current liabilities	1,261.0	1,348.4
Long-term debt, net	1,509.3	1,302.2
Long-term lease liabilities	91.4	92.0
Deferred income tax liability, net	60.0	60.2
Noncurrent insurance claims	426.8	421.8
Other noncurrent liabilities	85.9	86.8
Noncurrent income taxes payable	3.8	3.8
Total liabilities	3,438.2	3,315.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,213,237 and 62,196,665 shares issued and outstanding at January 31, 2025 and October 31, 2024, respectively	0.6	0.6
Additional paid-in capital	506.8	527.4
Accumulated other comprehensive loss, net of taxes	(27.5)	(19.1)
Retained earnings	1,299.3	1,272.9
Total stockholders’ equity	1,779.2	1,781.9
Total liabilities and stockholders’ equity	$5,217.4	$5,097.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2025	2024
Revenues	$2,114.9	$2,069.6
Operating expenses	1,855.1	1,826.3
Selling, general and administrative expenses	169.0	154.6
Amortization of intangible assets	13.3	14.6
Operating profit	77.6	74.1
Income from unconsolidated affiliates	0.8	1.3
Interest expense	(22.9)	(21.3)
Income before income taxes	55.5	54.0
Income tax provision	(11.9)	(9.3)
Net income	43.6	44.7
Other comprehensive income
Interest rate swaps	(1.1)	(16.0)
Foreign currency translation and other	(7.6)	5.4
Income tax benefit	0.3	4.2
Comprehensive income	$35.2	$38.2
Net income per common share
Basic	$0.69	$0.70
Diluted	$0.69	$0.70
Weighted-average common and common equivalent shares outstanding
Basic	62.7	63.5
Diluted	63.2	63.9
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2025		2024
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	62.2	$0.6	62.8	$0.6
Stock issued under employee stock purchase and share-based compensation plans	0.4	—	0.4	—
Repurchase of common stock	(0.4)	—	—	—
Balance, end of period	62.2	0.6	63.3	0.6
Additional Paid-in Capital
Balance, beginning of period		527.4		558.9
Taxes withheld under employee stock purchase and share-based compensation plans, net		(9.9)		(8.7)
Share-based compensation expense		10.5		8.2
Repurchase of common stock		(21.3)		—
Balance, end of period		506.8		558.5
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(19.1)		(9.2)
Other comprehensive loss		(8.4)		(6.4)
Balance, end of period		(27.5)		(15.7)
Retained Earnings
Balance, beginning of period		1,272.9		1,249.6
Net income		43.6		44.7
Dividends
Common stock (1)		(16.4)		(14.1)
Stock issued under share-based compensation plans		(0.8)		(0.8)
Balance, end of period		1,299.3		1,279.3
Total Stockholders’ Equity		$1,779.2		$1,822.7

(1) Cash dividends declared per common share were $0.265 and $0.225 for the three months ended January 31, 2025 and 2024, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$43.6	$44.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25.9	26.9
Deferred income taxes	0.1	3.7
Share-based compensation expense	10.5	8.2
Provision for bad debt	0.7	2.0
Discount accretion on insurance claims	0.2	0.1
Gain on sale of assets	(0.1)	(0.1)
Income from unconsolidated affiliates	(0.8)	(1.3)
Distributions from unconsolidated affiliates	—	1.8
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(139.7)	(0.2)
Prepaid expenses and other current assets	0.7	(26.3)
Right-of-use assets	(0.9)	4.4
Other noncurrent assets	(5.2)	(29.8)
Trade accounts payable and other accrued liabilities	(58.2)	(76.7)
Long-term lease liabilities	(0.6)	(2.9)
Insurance claims	9.5	43.2
Income taxes payable, net	8.8	2.1
Other noncurrent liabilities	(0.8)	(0.1)
Total adjustments	(149.8)	(44.8)
Net cash used in operating activities	(106.2)	(0.1)
Cash flows from investing activities
Additions to property, plant and equipment	(16.7)	(13.6)
Proceeds from sale of assets	0.4	0.5
Purchase price adjustment	1.9	—
Net cash used in investing activities	(14.4)	(13.1)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(10.7)	(9.5)
Repurchases of common stock, including excise taxes	(21.3)	—
Dividends paid	(16.4)	(14.1)
Borrowings from debt	579.9	301.0
Repayment of borrowings from debt	(373.0)	(284.1)
Changes in book cash overdrafts	(40.6)	8.2
Repayment of finance lease obligations	(1.1)	(1.0)
Net cash provided by financing activities	116.9	0.5
Effect of exchange rate changes on cash and cash equivalents	(1.8)	1.2
Net decrease in cash and cash equivalents	(5.6)	(11.5)
Cash and cash equivalents at beginning of year	64.6	69.5
Cash and cash equivalents at end of period	$59.0	$58.0
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2024. Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue was $82.0 million and $80.1 million for the three months ended January 31, 2025 and 2024, respectively.
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We adopted this standard, effective November 1, 2023, and adopted the rollforward requirement, effective November 1, 2024, on a prospective basis. We do not participate in any material supplier finance programs and, as such, the adoption of this guidance did not have an impact on our disclosures.

3. ACQUISITIONS

Acquisition of Quality Uptime
Effective June 21, 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an uninterrupted power supply system (“UPS”) installation and maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities, for a net cash purchase price of approximately $116.3 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is amortizable over 15 years for income tax purposes. As of January 31, 2025, we recorded preliminary goodwill and intangibles of $77.4 million and $35.2 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $24.0 million and $20.3 million, respectively. The acquisition accounting is subject to change as we obtain additional information about the facts and circumstances that existed as of the acquisition date during the measurement period, not to exceed one year from the acquisition date. The final acquisition accounting may include changes to non-current assets, including intangible assets and working capital.
The unaudited Consolidated Statements of Comprehensive Income for the three months ended January 31, 2025, include revenues of $12.7 million attributable to Quality Uptime, which are included in our Technical Solutions segment.
Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment.
The purchase price for the acquisition was approximately $170.0 million in cash at closing plus the potential of post-closing contingent consideration of up to $280.0 million. The post-closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023.
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
At October 31, 2024, the estimate of the fair value of the contingent consideration was $109.1 million, of which $75.0 million relates to the calendar year 2024 payment to be made in 2025. There was no material change in the fair value of the contingent consideration during the three months ended January 31, 2025.

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

	Three Months Ended January 31, 2025
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$697.8	$328.3	$197.1	$53.3	$—	$1,276.4
Aviation Services(2)	—	—	—	117.3	—	117.3
Parking and Transportation(3)	104.5	13.3	0.1	86.3	—	204.3
Facility Solutions	$802.3	$341.6	$197.2	$256.9	$—	$1,598.0

Operations and Maintenance(4)	220.6	52.7	28.1	13.2	—	314.6
Building & Energy Solutions(5)	—	—	—	—	202.3	202.3
Engineering and Infrastructure Solutions	$220.6	$52.7	$28.1	$13.2	$202.3	$516.9

Total	$1,022.9	$394.3	$225.3	$270.1	$202.3	$2,114.9

	Three Months Ended January 31, 2024
(in millions)	B&I	M&D	Education	Aviation	Technical Solutions	Total
Major Service Line
Janitorial(1)	$692.4	$348.9	$198.0	$36.5	$—	$1,275.8
Aviation Services(2)	—	—	—	117.4	—	117.4
Parking and Transportation(3)	103.3	13.0	0.1	82.7	—	199.1
Facility Solutions	$795.7	$361.9	$198.1	$236.6	$—	$1,592.2

Operations and Maintenance(4)	237.4	39.0	22.0	13.0	—	311.4
Building & Energy Solutions(5)	—	—	—	—	165.9	165.9
Engineering and Infrastructure Solutions	$237.4	$39.0	$22.0	$13.0	$165.9	$477.3

Total	$1,033.1	$400.9	$220.1	$249.5	$165.9	$2,069.6
(1) Janitorial arrangements provide a wide range of essential cleaning services for commercial office buildings, airports and other transportation centers, educational institutions, government buildings, health facilities, industrial buildings, retail stores, and stadiums and arenas. These arrangements are often structured as monthly fixed-price, square-foot, cost-plus, and work order contracts.
(2) Aviation Services arrangements support airlines and airports with services such as passenger assistance, catering logistics, and airplane cabin maintenance. These arrangements are often structured as monthly fixed-price, cost-plus, transaction price, and hourly contracts.
(3) Parking and Transportation arrangements provide parking and transportation services for clients at various locations, including airports and other transportation centers, commercial office buildings, educational institutions, health facilities, hotels, and stadiums and arenas. These arrangements are structured as management reimbursement, leased location, and allowance contracts. Certain of these arrangements are considered service concession agreements and are accounted for under the guidance of Topic 853; accordingly, service concession expense related to these arrangements is recorded as a reduction of the related parking service revenues.
(4) Operations and Maintenance arrangements provide onsite mechanical engineering and technical services and solutions relating to a broad range of facilities and infrastructure systems that are designed to extend the useful life of facility fixed assets, improve equipment operating efficiencies, reduce energy consumption, lower overall operational costs for clients, and enhance the sustainability of client locations. These arrangements are generally structured as monthly fixed-price, cost-plus, and work order contracts.
(5) Building & Energy Solutions arrangements provide custom energy solutions, including microgrid systems installation, electrical, HVAC, lighting, electric vehicle charging station installation, uninterrupted power supply services, and other general maintenance and repair services for clients in the public and private sectors and are generally structured as Energy Savings, Fixed-Price Repair, and Refurbishment contracts. We also franchise certain operations under franchise agreements relating to our Linc Network and TEGG brands pursuant to franchise contracts.

Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended October 31, 2024.
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
Remaining Performance Obligations
At January 31, 2025, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $279.4 million. We expect to recognize revenue on approximately 73% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2025	October 31, 2024
Contract assets
Billed trade receivables(1)	$1,264.6	$1,282.9
Unbilled trade receivables(1)	308.1	124.0
Costs incurred in excess of amounts billed	135.5	162.1
Capitalized commissions(2)	31.1	30.8
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the three months ended January 31, 2025, we capitalized $4.9 million of new costs and amortized $4.5 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2025
Contract liabilities(1)
Balance at beginning of period	$118.2
Additional contract liabilities	95.7
Recognition of deferred revenue	(69.5)
Balance at end of period	$144.4
(1) Included in “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2025	2024
Net income	$43.6	$44.7

Weighted-average common and common equivalent shares outstanding — Basic	62.7	63.5
Effect of dilutive securities
Restricted stock units	0.3	0.2
Performance shares	0.1	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	63.2	63.9

Net income per common share
Basic	$0.69	$0.70
Diluted	$0.69	$0.70

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2025	2024
Anti-dilutive	—	0.3

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2025	October 31, 2024
Cash and cash equivalents(1)	1	$59.0	$64.6
Insurance deposits(2)	1	2.3	2.3
Assets held in funded deferred compensation plan(3)	1	4.5	4.4
Credit facility(4)	2	1,542.1	1,335.3
Interest rate swap assets(5)	2	12.4	13.5
Preferred equity investment(6)	3	15.4	15.4
Contingent consideration(7)	3	109.1	109.1
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. Our interest rate swap assets are included in “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets. See Note 8, “Credit Facility,” for further information.
(6) Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
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
Actuarial Review and Interim Update Performed During 2025
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
During the first quarter of 2025, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of May 1, 2024, through October 31, 2024 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, it was determined that there was no adjustment required for our total reserves related to prior years during the three months ended January 31, 2025. During the three months ended January 31, 2024, we increased our total reserves related to prior years by $5.3 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	January 31, 2025	October 31, 2024
Insurance claim reserves, excluding medical and dental	$616.3	$608.4
Medical and dental claim reserves	12.8	11.0
Insurance recoverables	91.0	91.0
At January 31, 2025, and October 31, 2024, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2025	October 31, 2024
Standby letters of credit	$24.9	$53.1
Surety bonds and surety-backed letters of credit	183.9	175.3
Restricted insurance deposits	2.3	2.3
Total	$211.1	$230.7

8. CREDIT FACILITY

Credit Facility Information

(in millions)	January 31, 2025	October 31, 2024
Current portion of long-term debt(1)(2)
Gross term loan	$32.5	$32.5
Unamortized deferred financing costs	(0.9)	(0.9)
Current portion of term loan	$31.6	$31.6

Long-term debt(1)(2)
Gross term loan	$495.6	$503.8
Unamortized deferred financing costs	(0.4)	(0.6)
Total noncurrent portion of term loan	495.3	503.2
Revolving line of credit(3)	1,014.0	799.0
Long-term debt	$1,509.3	$1,302.2
(1)At January 31, 2025, and October 31, 2024, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 6.17% and 6.68%, respectively.
(2)At January 31, 2025, we had borrowing capacity of $238.0 million.
(3) At January 31, 2025, standby letters of credit amounted to $29.7 million.
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
On November 1, 2022, we amended our Amended Credit Facility pursuant to the LIBOR (London Interbank Offered Rate) Transition Amendment and, substantially concurrently, with the Fifth Amendment to replace the benchmark rate at which U.S.dollar-denominated borrowings bear interest from LIBOR to the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate administered by CME Group Benchmark Administration Limited. As a result of these amendments, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2025, we were in compliance with these covenants.
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
Long-Term Debt Maturities
During the three months ended January 31, 2025, we made principal payments under the term loan of $8.1 million. As of January 31, 2025, the following principal payments are required under the Amended Credit Facility:

(in millions)	2025	2026	2027	2028	2029
Debt maturities	$24.4	$1,517.8	$—	$—	$—
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$161.9 million (1)	2.83%	July 7, 2022	June 28, 2026
$13.1 million (1)	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
(1) In July 2022, we entered into interest rate swap agreements with notional values totaling $300.0 million at inception. The notional amount reduces to $100.0 million in October 2025 before maturing on June 28, 2026.
At January 31, 2025, and October 31, 2024, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $8.4 million, net of taxes of $4.0 million, and a gain of $9.2 million, net of taxes of $4.3 million, respectively. At January 31, 2025, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $6.4 million, net of taxes of $2.3 million.

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
Repurchase Activity
We repurchased shares under the share repurchase program during the three months ended January 31, 2025, as summarized below. At January 31, 2025, authorization for $133.2 million of repurchases remained under our share repurchase program. We did not repurchase any shares during the three months ended January 31, 2024.

(in millions, except per share amounts)	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024
Total number of shares purchased	0.42	—
Average price paid per share	$51.23	$—
Total cash paid for share repurchases	$21.3	$—
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2025, these letters of credit totaled $29.7 million and surety bonds and surety-backed letters of credit totaled $894.7 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2025, total guarantees were $232.5 million and extend through 2045. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2025, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $13.7 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $13.6 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2025 and 2024, we had effective tax rates of 21.4% and 17.3%, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rate for the three months ended January 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the three months ended January 31, 2024, was reduced by discrete items, primarily adjustments for uncertain tax positions, share based compensation, and return to provision adjustments related to our non-U.S operations.
The Organisation for Economic Co-operation and Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits of large multinational companies. European Union member states along with many other countries have adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024, or thereafter. The OECD and other countries continue to publish guidelines and legislation that include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. Based on our initial assessment, Pillar Two should not have a material impact to the Company’s income tax provision.
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States.

12. SEGMENT INFORMATION

Our current reportable segments consist of B&I, M&D, Aviation, Education, and Technical Solutions, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS
B&I
B&I, our largest reportable segment, encompasses comprehensive facility solutions, including janitorial and maintenance, facilities engineering, and parking and transportation management to a diverse range of clients. Our expertise extends to commercial real estate properties, including corporate offices for high-tech clients, sports and entertainment venues, and both traditional hospitals and non-acute healthcare facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, cost-plus, and parking arrangements (i.e., management reimbursement, leased location, or allowance) that are obtained through a competitive bid process as well as pursuant to work orders.

M&D
M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus, that are obtained through a competitive bid process as well as pursuant to work orders.

Aviation
Aviation provides comprehensive support services to airlines and airports, including parking and transportation management, janitorial and maintenance services, passenger assistance, catering logistics, aircraft cabin maintenance, and transportation solutions. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements.

Education
Education delivers comprehensive facility services to public school districts, private schools, colleges, and universities. Our services include janitorial and custodial services, landscaping and grounds maintenance, facilities engineering, and parking management. These services are typically provided pursuant to monthly fixed-price, square-foot, and cost-plus arrangements that are obtained through either a competitive bid process or re-bid upon renewal as well as pursuant to work orders.

Technical Solutions
Technical Solutions specializes in comprehensive facility infrastructure services, including mechanical and electrical systems, EV charging station design, installation, and maintenance, as well as microgrid systems encompassing uninterrupted power supply (“UPS”) systems and power distribution units. These offerings are strategically leveraged for cross-selling across all our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trade.

Financial Information by Reportable Segment

	Three Months Ended January 31,
(in millions)	2025	2024
Revenues
Business & Industry	$1,022.9	$1,033.1
Manufacturing & Distribution	394.3	400.9
Aviation	270.1	249.5
Education	225.3	220.1
Technical Solutions	202.3	165.9
Total Revenues	$2,114.9	$2,069.6
Operating profit
Business & Industry	$79.4	$79.6
Manufacturing & Distribution	39.4	41.3
Aviation	12.2	9.7
Education	14.0	12.7
Technical Solutions	16.6	6.6
Corporate	(83.2)	(74.7)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.8)	(1.3)
Total operating profit	$77.6	$74.1
Income from unconsolidated affiliates	0.8	1.3
Interest expense	(22.9)	(21.3)
Income before income taxes	$55.5	$54.0
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

13. SUBSEQUENT EVENT

On February 26, 2025, we amended and restated the Amended Credit Facility (the “Amended and Restated Credit Facility”), extending the maturity date to February 26, 2030, and increasing the capacity of the revolving credit facility from $1.3 billion to $1.6 billion and the then-remaining term loan outstanding from $528.1 million to $600.0 million. The Amended and Restated Credit Facility provides for the issuance of up to $250.0 million for standby letters of credit and the issuance of up to $100.0 million in swingline advances. There have been no material changes to the pricing terms and the financial covenants under the Amended and Restated Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2024, which has been filed with the SEC. This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
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
During the first quarter of 2025, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of May 1, 2024, through October 31, 2024 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
Based on the results of the Actuarial Review, it was determined that there was no adjustment required for our total reserves related to prior years during the three months ended January 31, 2025. During the three months ended January 31, 2024, we increased our total reserves related to prior years by $5.3 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.

Segment Reporting
Our current reportable segments consist of B&I, M&D, Aviation, Education, and Technical Solutions, as further described below.

REPORTABLE SEGMENTS AND DESCRIPTIONS

B&I, our largest reportable segment, encompasses comprehensive facility solutions, including janitorial and maintenance, facilities engineering, and parking and transportation management to a diverse range of clients. Our expertise extends to commercial real estate properties, including corporate offices for high-tech clients, sports and entertainment venues, and both traditional hospitals and non-acute healthcare facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, cost-plus, and parking arrangements (i.e., management reimbursement, leased location, or allowance) that are obtained through a competitive bid process as well as pursuant to work orders.

M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus, that are obtained through a competitive bid process as well as pursuant to work orders.

Aviation provides comprehensive support services to airlines and airports, including parking and transportation management, janitorial and maintenance services, passenger assistance, catering logistics, aircraft cabin maintenance, and transportation solutions. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements.

Education delivers comprehensive facility services to public school districts, private schools, colleges, and universities. Our services include janitorial and custodial services, landscaping and grounds maintenance, facilities engineering, and parking management. These services are typically provided pursuant to monthly fixed-price, square-foot, and cost-plus arrangements that are obtained through either a competitive bid process or re-bid upon renewal as well as pursuant to work orders.

Technical Solutions specializes in comprehensive facility infrastructure services, including mechanical and electrical systems, EV charging station design, installation, and maintenance, as well as microgrid systems encompassing uninterrupted power supply (“UPS”) systems and power distribution units. These offerings are strategically leveraged for cross-selling across all our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products such as the installation of solar solutions, battery storage, distributed generation, and other specialized electric trade.

Key Financial Highlights
•Revenues increased by $45.3 million, or 2.2%, to $2,114.9 million during the three months ended January 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 1.6% and acquisition growth of 0.6%. The organic revenue growth was due to the higher project revenues due to the timing of certain microgrid systems design and installation projects within Technical Solutions and net new business and expansion of business with existing customers within Aviation and Education. The increase in revenues was partially offset by attrition of engineering customers within B&I and a loss of a certain customer within M&D. Acquisition growth was driven by a $12.7 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
•We had an increase in operating profit of $3.5 million, to $77.6 million, during the three months ended January 31, 2025, as compared to the prior year period. The increase was primarily attributed to:
◦respective revenue increases and contract and service mix and operational efficiencies; and
◦an absence of a $5.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended January 31, 2024.
The increase was partially offset by:
◦base wage increases within Aviation and Education; and
◦an increase in selling, general and administrative expenses, primarily due to higher compensation expenses from headcount expansion from recent acquisitions and ongoing business growth.
•Our effective tax rates from income on operations for the three months ended January 31, 2025, and January 31, 2024, were 21.4% and 17.3%, respectively. Our effective tax rate for the three months ended January 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations. Our effective tax rate for three months ended January 31, 2024, benefited from discrete items, primarily uncertain tax positions, share-based compensation, and return to provision adjustments.
•Net cash used in operating activities was $106.2 million during the three months ended January 31, 2025, as compared to net cash used in operating activities of $0.1 million during the prior year period. The change was primarily driven by an increase in working capital due to the transition to the Company’s new ERP systems for our Business and Industry and Manufacturing and Distribution segments that temporarily delayed invoicing to certain clients within these industry groups. We anticipate improvement in our operating cash flows next quarter and full normalization in the second half of fiscal year 2025.
•Dividends of $16.4 million were paid to shareholders, and dividends totaling $0.265 per common share were declared during the three months ended January 31, 2025.
•At January 31, 2025, total outstanding borrowings under our Amended Credit Facility were $1.5 billion. At January 31, 2025, we had up to $238.0 million of borrowing capacity.

Results of Operations

Three Months Ended January 31, 2025, Compared with the Three Months Ended January 31, 2024
Consolidated

	Three Months Ended January 31,
(in millions, except per share amounts)	2025	2024	Increase / (Decrease)
Revenues	$2,114.9	$2,069.6	$45.3	2.2%
Operating expenses	1,855.1	1,826.3	28.8	1.6%
Gross margin	12.3%	11.8%	53 bps
Selling, general and administrative expenses	169.0	154.6	14.4	9.3%
Amortization of intangible assets	13.3	14.6	(1.3)	(9.4)%
Operating profit	77.6	74.1	3.5	4.7%
Income from unconsolidated affiliates	0.8	1.3	(0.5)	(39.9)%
Interest expense	(22.9)	(21.3)	(1.6)	(7.1)%
Income before income taxes	55.5	54.0	1.5	2.8%
Income tax provision	(11.9)	(9.3)	(2.6)	(27.5)%
Net income	43.6	44.7	(1.1)	(2.4)%
Other comprehensive income
Interest rate swaps	(1.1)	(16.0)	14.9	(93.1)%
Foreign currency translation and other	(7.6)	5.4	(13.0)	NM*
Income tax (provision) benefit	0.3	4.2	(3.9)	(93.3)%
Comprehensive income	$35.2	$38.2	$(3.0)	(8.1)%
*Not meaningful
Revenues
Revenues increased by $45.3 million, or 2.2%, to $2,114.9 million during the three months ended January 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 1.6% and acquisition growth of 0.6%. The organic revenue growth was due to the higher project revenues due to the timing of certain microgrid systems design and installation projects within Technical Solutions and net new business and expansion of business with existing customers within Aviation and Education. The increase in revenues was partially offset by attrition of engineering customers within B&I and a loss of a certain customer within M&D. Acquisition growth was driven by a $12.7 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating Expenses
Operating expenses increased by $28.8 million, or 1.6%, to $1,855.1 million during the three months ended January 31, 2025, as compared to the prior year period. Gross margin increased by 53 bps to 12.3% in the three months ended January 31, 2025, from 11.8% in the prior year period. The increase in gross margin was primarily driven by contract and service mix and operational efficiencies as well as an absence of a $5.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended January 31, 2024, partially offset by base wage increases within Aviation and Education.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $14.4 million, or 9.3%, to $169.0 million during the three months ended January 31, 2025, as compared to the prior year period. The increase in selling, general and administrative expenses was primarily attributable to:
•an $8.1 million increase in compensation and related expenses primarily due to higher salaries, certain incentive plans, and headcount expansion from recent acquisitions and ongoing business growth within Technical Solutions; and

•a $3.6 million increase in accruals for actual and potential legal settlements.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.3 million, or 9.4%, to $13.3 million during the three months ended January 31, 2025, as compared to the prior year period. The decrease was primarily due to the lower amortization of intangibles, primarily intangibles acquired as part of the Able Acquisition.
Interest Expense
Interest expense increased by $1.6 million, or 7.1%, to $22.9 million during the three months ended January 31, 2025, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility to fund working capital requirements.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended January 31, 2025, and January 31, 2024, were 21.4% and 17.3%, respectively, resulting in provisions for taxes of $11.9 million and $9.3 million, respectively.
Our effective tax rate for the three months ended January 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the three months ended January 31, 2024, was reduced by discrete items, primarily adjustments for uncertain tax positions, share based compensation, and return to provision adjustments related to our non-U.S operations.
Interest Rate Swaps
We had a loss of $1.1 million on interest rate swaps during the three months ended January 31, 2025, as compared to a loss of $16.0 million during the three months ended January 31, 2024, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $7.6 million during the three months ended January 31, 2025, as compared to a foreign currency translation gain of $5.4 million during the three months ended January 31, 2024. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
(in millions)	2025	2024	Increase / (Decrease)
Revenues
Business & Industry	$1,022.9	$1,033.1	$(10.2)	(1.0)%
Manufacturing & Distribution	394.3	400.9	(6.6)	(1.6)%
Aviation	270.1	249.5	20.6	8.2%
Education	225.3	220.1	5.2	2.4%
Technical Solutions	202.3	165.9	36.4	21.9%
	$2,114.9	$2,069.6	$45.3	2.2%
Operating profit
Business & Industry	$79.4	$79.6	$(0.2)	(0.3)%
Operating profit margin	7.8%	7.7%	5 bps
Manufacturing & Distribution	39.4	41.3	(1.9)	(4.8)%
Operating profit margin	10.0%	10.3%	(33) bps
Aviation	12.2	9.7	2.5	25.9%
Operating profit margin	4.5%	3.9%	63 bps
Education	14.0	12.7	1.3	9.9%
Operating profit margin	6.2%	5.8%	43 bps
Technical Solutions	16.6	6.6	10.0	NM*
Operating profit margin	8.2%	4.0%	424 bps
Corporate	(83.2)	(74.7)	(8.5)	(11.4)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(0.8)	(1.3)	0.5	39.9%
	$77.6	$74.1	$3.5	4.7%
*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2025	2024	(Decrease) / Increase
Revenues	$1,022.9	$1,033.1	$(10.2)	(1.0)%
Operating profit	79.4	79.6	(0.2)	(0.3)%
Operating profit margin	7.8%	7.7%	5 bps
B&I revenues decreased by $10.2 million, or 1.0%, to $1,022.9 million during the three months ended January 31, 2025, as compared to the prior year period. The revenue decrease was primarily driven by the attrition of certain engineering clients and a decrease in work orders, partially offset by client expansions and new wins both domestic and international. Management reimbursement revenues for this segment totaled $71.3 million and $70.5 million for the three months ended January 31, 2025 and 2024, respectively.
Operating profit decreased by $0.2 million, or 0.3%, to $79.4 million during the three months ended January 31, 2025, as compared to the prior year period. Operating profit margin increased by 5 bps to 7.8% in the three months ended January 31, 2025, from 7.7% in the prior year period. The increase in operating profit margin was primarily driven by contract and service mix, lower bad debt, and legal expense as well as amortization of intangible assets.

Manufacturing & Distribution
	Three Months Ended January 31,
($ in millions)	2025	2024	Decrease
Revenues	$394.3	$400.9	$(6.6)	(1.6)%
Operating profit	39.4	41.3	(1.9)	(4.8)%
Operating profit margin	10.0%	10.3%	(33) bps
M&D revenues decreased by $6.6 million, or 1.6%, to $394.3 million during the three months ended January 31, 2025, as compared to the prior year period. The decrease was primarily attributable to a loss of a certain customer, partially offset by new business.
Operating profit decreased by $1.9 million, or 4.8%, to $39.4 million during the three months ended January 31, 2025, as compared to the prior year period. Operating profit margin decreased by 33 bps to 10.0% in the three months ended January 31, 2025, from 10.3% in the prior year period. The decrease in operating profit margin was primarily attributable to investments to hire certain technical expertise to support future growth and higher legal expense, partially offset by the contract mix.

Aviation
	Three Months Ended January 31,
($ in millions)	2025	2024	Increase
Revenues	$270.1	$249.5	$20.6	8.2%
Operating profit	12.2	9.7	2.5	25.9%
Operating profit margin	4.5%	3.9%	63 bps
Aviation revenues increased by $20.6 million, or 8.2%, to $270.1 million during the three months ended January 31, 2025, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients. Management reimbursement revenues for this segment totaled $10.6 million and $9.5 million for the three months ended January 31, 2025 and 2024, respectively.
Operating profit increased by $2.5 million, or 25.9%, to $12.2 million for the three months ended January 31, 2025, as compared to the prior year period. Operating profit margin increased by 63 bps to 4.5% in the three months ended January 31, 2025. The operating profit margin increased primarily due to contract mix, partially offset by base wage increases.

Education
	Three Months Ended January 31,
($ in millions)	2025	2024	Increase
Revenues	$225.3	$220.1	$5.2	2.4%
Operating profit	14.0	12.7	1.3	9.9%
Operating profit margin	6.2%	5.8%	43 bps
Education revenues increased by $5.2 million, or 2.4%, to $225.3 million during the three months ended January 31, 2025, as compared to the prior year period. The increase was primarily attributable to new business wins and an increase in work orders.
Operating profit increased by $1.3 million, or 9.9%, to $14.0 million for the three months ended January 31, 2025, as compared to the prior year period. Operating profit margin increased by 43 bps to 6.2% in the three months ended January 31, 2025, from 5.8% in the prior year period. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, materials and supplies, and general and administrative headcount, partially offset by base wage increases.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2025	2024	Increase
Revenues	$202.3	$165.9	$36.4	21.9%
Operating profit	16.6	6.6	10.0	NM*
Operating profit margin	8.2%	4.0%	424 bps
Technical Solutions revenues increased by $36.4 million, or 21.9%, to $202.3 million during the three months ended January 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 14.2% and acquisition growth of 7.7%. The organic revenue growth was primarily driven by higher project revenues due to the timing of certain microgrid systems design and installation projects, partially offset by a decrease in electric vehicle charging station sales. Acquisition growth was driven by a $12.7 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating profit increased by $10.0 million to $16.6 million during the three months ended January 31, 2025, as compared to the prior year period. Operating profit margin increased by 424 bps to 8.2% in the three months ended January 31, 2025, from 4.0% in the prior year period. The increase in operating profit margin was primarily attributable to the contract mix, partially offset by higher selling, general, and administrative expenses, mainly due to increased compensation costs associated with headcount expansion from recent acquisitions and ongoing business growth.

Corporate
	Three Months Ended January 31,
($ in millions)	2025	2024	Increase
Corporate expenses	$(83.2)	$(74.7)	$(8.5)	(11.4)%
Corporate expenses increased by $8.5 million, or 11.4%, to $83.2 million during the three months ended January 31, 2025, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•a $4.9 million increase in accruals for actual and potential legal settlements;
•a $4.3 million increase in compensation and related expenses primarily due to higher salaries and certain incentive plans; and
•a $2.0 million increase in acquisition and integration costs.
The increase was partially offset by:
•an absence of a $5.3 million unfavorable self-insurance reserve adjustment from actuarial evaluations completed in the three months ended January 31, 2024.
Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and borrowing capacity under our Amended Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs.
In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding legal settlements, insurance claims, dividend payments, capital expenditures, share repurchases, mandatory loan repayments, contingent consideration payments from acquisitions and systems and technology transformation initiatives under our ELEVATE strategy. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we will continue to rely on our Amended Credit Facility for any long-term funding not provided by operating cash flows.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2025, we were in compliance with these covenants.
During the three months ended January 31, 2025, we made principal payments under the term loan of $8.1 million. At January 31, 2025, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.5 billion and $29.7 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 6.17%. At January 31, 2025, we had up to $238.0 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under the share repurchase program during the three months ended January 31, 2025, as summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At January 31, 2025, authorization for $133.2 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024
Total number of shares purchased	0.42	—
Average price paid per share	$51.23	$—
Total cash paid for share repurchases	$21.3	$—

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

	Three Months Ended January 31,
(in millions)	2025	2024
Net cash used in operating activities	$(106.2)	$(0.1)
Net cash used in investing activities	(14.4)	(13.1)
Net cash provided by financing activities	116.9	0.5
Operating Activities
Net cash used in operating activities was $106.2 million during the three months ended January 31, 2025, as compared to net cash used in operating activities of $0.1 million during the prior year period.The change was primarily driven by an increase in working capital due to the transition to the Company’s new ERP systems for our Business and Industry and Manufacturing and Distribution segments that temporarily delayed invoicing to certain clients within these industry groups. We anticipate improvement in our operating cash flows next quarter and full normalization in the second half of fiscal year 2025.
Investing Activities
Net cash used in investing activities increased by $1.4 million during the three months ended January 31, 2025, as compared to the prior year period. This quarter’s activity was primarily related to purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $116.9 million during the three months ended January 31, 2025, as compared to net cash provided by financing activities of $0.5 million during the prior year period. The change was primarily related to an increase in net borrowings from our Amended Credit Facility to fund $106.2 million of net cash used by operating activities.
Contingencies

For disclosures on contingencies, see Note 10, “Commitments and Contingencies,” of the Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2024.
Recently Issued Accounting Pronouncements

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
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU, issued in December 2023, is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. We are currently evaluating the impact of implementing this guidance on our financial statements.	This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.
2024-03	Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU, issued in November 2024, is intended to improve financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. We are currently evaluating the impact of implementing this guidance on our financial statements.	This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2024.
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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning (“ERP”) system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the third quarter of 2023 and first quarter of 2025, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP and key boundary systems for the Education, Business & Industry, and Manufacturing & Distribution industry groups that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system and key boundary systems for these industry groups is replacing our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system and key boundary systems over the next several years. Our new ERP system and key boundary systems are intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system, and is intended to enhance internal controls over financial reporting. We believe our new ERP system and key boundary systems will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 10, “Commitments and Contingencies,” to the unaudited Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2024, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
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
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2025:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
11/01/2024-11/30/2024	—	$—	—	$154.5
12/01/2024-12/31/2024	0.22	$51.07	0.22	$143.3
1/1/2025-01/31/2025	0.20	$51.41	0.20	$133.2
Total	0.42	$51.23	0.42

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended January 31, 2025, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Scott Salmirs, President and Chief Executive Officer	Adoption	January 6, 2025	X	-	50,000 shares of common stock	-	From April 7, 2025, until the earlier of (i) the date when all the shares under the plan are sold and (ii) December 31, 2025
Sean Mahoney, Executive Vice President and President, Sales and Marketing	Adoption	January 9, 2025	X	-	15,000 shares of common stock	-	From April 9, 2025, until the earlier of (i) the date when all the shares under the plan are sold and (ii) December 31, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1*†	Executive Employment Agreement, dated as of September 1, 2021, by and between ABM Industries Incorporated and Raul Valentin
10.2*†	Change in Control Agreement, dated as of September 1, 2021, by and between ABM Industries Incorporated and Raul Valentin
10.3
Amended and Restated Credit Agreement, dated as of February 26, 2025, among ABM Industries Incorporated, ABM Aviation UK Limited, each of the other subsidiaries of ABM Industries Incorporated from time to time party thereto, the financial institutions listed on the signature pages thereof as lenders and Bank of America, N.A. as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 28, 2025)

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

ABM Industries Incorporated

March 12, 2025	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 12, 2025	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)