Form 10-Q
period 2025-04-30
ABM INDUSTRIES INC /DE/
filed 2025-06-06
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 5, 2025: 62,258,022

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
•Our ongoing implementation of new enterprise resource planning (“ERP”) and related boundary systems could adversely impact our ability to operate our business, including the timing and amount of working capital needed, and report our financial results.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$58.7	$64.6
Trade accounts receivable, net of allowances of $24.2 and $22.8 at April 30, 2025 and October 31, 2024, respectively	1,603.5	1,384.1
Costs incurred in excess of amounts billed	131.5	162.1
Prepaid expenses	141.7	103.2
Other current assets	78.7	74.8
Total current assets	2,014.1	1,788.7
Other investments	27.4	30.8
Property, plant and equipment, net of accumulated depreciation of $356.6 and $351.3 at April 30, 2025 and October 31, 2024, respectively	159.6	150.7
Right-of-use assets	100.4	101.2
Other intangible assets, net of accumulated amortization of $506.3 and $479.3 at April 30, 2025 and October 31, 2024, respectively	256.2	282.4
Goodwill	2,576.6	2,575.9
Other noncurrent assets	176.3	167.5
Total assets	$5,310.7	$5,097.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$29.3	$31.6
Trade accounts payable	319.9	324.3
Accrued compensation	212.5	295.6
Accrued taxes — other than income	64.4	56.2
Deferred revenue	53.7	63.7
Insurance claims	202.4	197.5
Income taxes payable	9.1	4.8
Current portion of lease liabilities	29.2	26.6
Other accrued liabilities	379.3	348.2
Total current liabilities	1,299.8	1,348.4
Long-term debt, net	1,521.8	1,302.2
Long-term lease liabilities	88.1	92.0
Deferred income tax liability, net	58.6	60.2
Noncurrent insurance claims	429.0	421.8
Other noncurrent liabilities	85.1	86.8
Noncurrent income taxes payable	3.8	3.8
Total liabilities	3,486.3	3,315.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,249,968 and 62,196,665 shares issued and outstanding at April 30, 2025 and October 31, 2024, respectively	0.6	0.6
Additional paid-in capital	516.3	527.4
Accumulated other comprehensive loss, net of taxes	(17.2)	(19.1)
Retained earnings	1,324.7	1,272.9
Total stockholders’ equity	1,824.4	1,781.9
Total liabilities and stockholders’ equity	$5,310.7	$5,097.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$2,111.7	$2,018.2	$4,226.6	$4,087.8
Operating expenses	1,841.0	1,763.5	3,696.1	3,589.8
Selling, general and administrative expenses	175.1	159.9	344.1	314.5
Amortization of intangible assets	13.2	13.6	26.5	28.2
Operating profit	82.3	81.3	159.9	155.4
Income from unconsolidated affiliates	1.4	1.7	2.1	3.0
Interest expense	(23.9)	(20.6)	(46.8)	(41.9)
Income before income taxes	59.8	62.4	115.2	116.4
Income tax provision	(17.6)	(18.7)	(29.5)	(28.0)
Net income	42.2	43.8	85.8	88.4
Other comprehensive income
Interest rate swaps	(5.4)	10.3	(6.5)	(5.7)
Foreign currency translation and other	14.3	(1.7)	6.7	3.7
Income tax benefit (provision)	1.4	(2.7)	1.7	1.5
Comprehensive income	$52.5	$49.7	$87.6	$87.9
Net income per common share
Basic	$0.67	$0.69	$1.37	$1.40
Diluted	$0.67	$0.69	$1.36	$1.39
Weighted-average common and common equivalent shares outstanding
Basic	62.6	63.3	62.7	63.4
Diluted	62.9	63.5	63.1	63.7
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2025		2024		2025		2024
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	62.2	$0.6	63.3	$0.6	62.2	$0.6	62.8	$0.6
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.5	—	0.5	—
Repurchase of common stock	—	—	(0.6)	—	(0.4)	—	(0.6)	—
Balance, end of period	62.2	0.6	62.8	0.6	62.2	0.6	62.8	0.6
Additional Paid-in Capital
Balance, beginning of period		506.8		558.5		527.4		558.9
Stock Issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.3		1.0		(8.5)		(7.8)
Share-based compensation expense		8.1		8.4		18.7		16.6
Repurchase of common stock		—		(23.8)		(21.3)		(23.8)
Balance, end of period		516.3		544.0		516.3		544.0
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(27.5)		(15.7)		(19.1)		(9.2)
Other comprehensive income (loss)		10.3		5.9		1.9		(0.5)
Balance, end of period		(17.2)		(9.8)		(17.2)		(9.8)
Retained Earnings
Balance, beginning of period		1,299.3		1,279.3		1,272.9		1,249.6
Net income		42.2		43.8		85.8		88.4
Dividends
Common stock (1)		(16.5)		(14.1)		(32.9)		(28.3)
Stock issued under share-based compensation plans		(0.3)		(0.2)		(1.1)		(1.0)
Balance, end of period		1,324.7		1,308.8		1,324.7		1,308.8
Total Stockholders’ Equity		$1,824.4		$1,843.6		$1,824.4		$1,843.6

(1) Cash dividends declared per common share were $0.265 and $0.225 for the three months ended April 30, 2025 and 2024, respectively, and $0.530 and $0.450 for the six months ended April 30, 2025 and 2024, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$85.8	$88.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51.6	52.9
Deferred income taxes	0.1	(2.6)
Share-based compensation expense	18.7	16.6
Provision for bad debt	2.1	2.2
Discount accretion on insurance claims	0.3	0.3
Gain on sale of assets	(0.1)	(0.2)
Income from unconsolidated affiliates	(2.1)	(3.0)
Distributions from unconsolidated affiliates	5.5	1.8
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(190.9)	36.4
Prepaid expenses and other current assets	(42.1)	(34.4)
Right-of-use assets	0.8	5.0
Other noncurrent assets	(7.6)	(30.1)
Trade accounts payable and other accrued liabilities	(5.9)	(57.8)
Long-term lease liabilities	(3.8)	(1.8)
Insurance claims	11.7	49.5
Income taxes payable, net	4.3	(5.4)
Other noncurrent liabilities	(2.0)	(0.9)
Total adjustments	(159.7)	28.4
Net cash (used in) provided by operating activities	(73.9)	116.9
Cash flows from investing activities
Additions to property, plant and equipment	(33.8)	(29.1)
Proceeds from sale of assets	0.4	0.6
Purchase price adjustment for the Quality Uptime Acquisition	1.9	—
Net cash used in investing activities	(31.6)	(28.6)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(9.6)	(8.7)
Repurchases of common stock, including excise taxes	(21.3)	(23.8)
Dividends paid	(32.9)	(28.3)
Deferred financing costs paid	(8.0)	—
Borrowings from debt	918.8	556.0
Repayment of borrowings from debt	(700.0)	(597.3)
Changes in book cash overdrafts	(46.0)	6.0
Repayment of finance lease obligations	(2.2)	(2.0)
Net cash provided by (used in) financing activities	98.7	(98.0)
Effect of exchange rate changes on cash and cash equivalents	1.0	0.8
Net decrease in cash and cash equivalents	(5.8)	(8.8)
Cash and cash equivalents at beginning of year	64.6	69.5
Cash and cash equivalents at end of period	$58.7	$60.7
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and six months ended April 30, 2025, was $84.5 million and $166.5 million, respectively. Management reimbursement revenue for the three and six months ended April 30, 2024, was $76.9 million and $157.0 million, respectively.
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

3. ACQUISITIONS

Acquisition of Quality Uptime
Effective June 21, 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an uninterrupted power supply system (“UPS”) installation and maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities, for a net cash purchase price of approximately $116.3 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is amortizable over 15 years for income tax purposes. As of April 30, 2025, we recorded preliminary goodwill and intangibles of $77.4 million and $35.2 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $24.0 million and $20.3 million, respectively. The acquisition accounting is subject to change as we obtain additional information about the facts and circumstances that existed as of the acquisition date during the measurement period, not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2025, include revenues of $16.6 million and $29.3 million, respectively, attributable to Quality Uptime, which are included in our Technical Solutions segment.
Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment.
The purchase price for the acquisition was approximately $170.0 million in cash at closing plus the potential of post-closing contingent consideration of up to $280.0 million. The estimate of the fair value of the contingent consideration on the date of acquisition was $59.0 million. The post-closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023. At October 31, 2024, the estimate of the fair value of the contingent consideration was $109.1 million. There was no material change in the fair value of the contingent consideration during the three and six months ended April 30, 2025. In the third quarter of 2025, we made a $75.0 million payment for calendar year 2024. The maximum remaining contingent consideration that could be payable in calendar year 2026 is $130.0 million. If the EBITDA achieved for calendar years 2023–2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025.

4. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are B&I, M&D, Aviation, Education, and Technical Solutions, as described in Note 12, “Segment Information.”

	Three Months Ended April 30, 2025						Six Months Ended April 30, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$706.6	$339.3	$52.7	$197.9	$—	$1,296.5	$1,404.4	$667.5	$105.9	$394.4	$—	$2,572.3
Aviation Services(2)	—	—	116.4	—	—	116.4	—	—	233.7	—	—	233.7
Parking and Transportation(3)	106.2	12.1	77.9	0.1	—	196.3	210.7	25.4	164.2	0.2	—	400.5
Facility Solutions	$812.8	$351.4	$246.9	$198.0	$—	$1,609.2	$1,615.1	$692.9	$503.9	$394.6	$—	$3,206.5

Operations and Maintenance(4)	202.7	46.7	13.2	29.8	—	292.4	423.4	99.4	26.3	58.5	—	607.7
Building & Energy Solutions(5)	—	—	—	—	210.2	210.2	—	—	—	—	412.4	412.4
Engineering and Infrastructure Solutions	$202.7	$46.7	$13.2	$29.8	$210.2	$502.5	$423.4	$99.4	$26.3	$58.5	$412.4	$1,020.1

Total	$1,015.5	$398.1	$260.1	$227.8	$210.2	$2,111.7	$2,038.4	$792.4	$530.2	$453.2	$412.4	$4,226.6

	Three Months Ended April 30, 2024						Six Months Ended April 30, 2024
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$681.5	$338.2	$41.9	$199.7	$—	$1,261.3	$1,374.7	$687.1	$78.4	$397.7	$—	$2,537.9
Aviation Services(2)	—	—	105.1	—	—	105.1	—	—	222.5	—	—	222.5
Parking and Transportation(3)	102.5	12.1	80.1	0.1	—	194.8	205.7	25.1	162.8	0.2	—	393.9
Facility Solutions	$783.9	$350.3	$227.1	$199.8	$—	$1,561.2	$1,580.4	$712.2	$463.7	$397.9	$—	$3,154.1

Operations and Maintenance(4)	205.7	38.3	11.1	25.8	—	280.8	442.3	77.3	24.1	47.8	—	591.4
Building & Energy Solutions(5)	—	—	—	—	176.2	176.2	—	—	—	—	342.1	342.1
Engineering and Infrastructure Solutions	$205.7	$38.3	$11.1	$25.8	$176.2	$457.0	$442.3	$77.3	$24.1	$47.8	$342.1	$933.6

Total	$989.6	$388.6	$238.2	$225.6	$176.2	$2,018.2	$2,022.8	$789.5	$487.8	$445.7	$342.1	$4,087.8

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
Remaining Performance Obligations
At April 30, 2025, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $251.8 million. We expect to recognize revenue on approximately 76% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2025	October 31, 2024
Contract assets
Billed trade receivables(1)	$1,332.5	$1,282.9
Unbilled trade receivables(1)	295.1	124.0
Costs incurred in excess of amounts billed	131.5	162.1
Capitalized commissions(2)	31.8	30.8
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the six months ended April 30, 2025, we capitalized $9.7 million of new costs and amortized $8.7 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2025
Contract liabilities(1)
Balance at beginning of period	$118.2
Additional contract liabilities	173.4
Recognition of deferred revenue	(163.4)
Balance at end of period	$128.1
(1) Included in “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income	$42.2	$43.8	$85.8	$88.4

Weighted-average common and common equivalent shares outstanding — Basic	62.6	63.3	62.7	63.4
Effect of dilutive securities
Restricted stock units	0.2	0.1	0.3	0.1
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	62.9	63.5	63.1	63.7

Net income per common share
Basic	$0.67	$0.69	$1.37	$1.40
Diluted	$0.67	$0.69	$1.36	$1.39

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2025	2024	2025	2024
Anti-dilutive	0.3	0.2	0.1	0.3

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2025	October 31, 2024
Cash and cash equivalents(1)	1	$58.7	$64.6
Insurance deposits(2)	1	1.6	2.3
Assets held in funded deferred compensation plan(3)	1	4.4	4.4
Contingent consideration(7)	1	75.0	—
Credit facility(4)	2	1,554.0	1,335.3
Interest rate swap assets(5)	2	7.4	13.5
Interest rate swap liabilities(5)	2	0.4	—
Preferred equity investment(6)	3	15.4	15.4
Contingent consideration(7)	3	34.1	109.1
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
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market. The contingent consideration payment related to calendar year 2024, which was made in May 2025, represents a Level 1 measurement at April 30, 2025 and a Level 3 measurement at October 31, 2024, and the amount related to calendar year 2025, payable in calendar year 2026, represents a Level 3 measurement at April 30, 2025 and at October 31, 2024 within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
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
We maintain our reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims based upon known trends and events and the actuarial estimates of required reserves considering the most recently completed actuarial reports. We use all available information to develop our best estimate of insurance claims reserves as information is obtained. The results of actuarial reviews are used to estimate our insurance rates and insurance reserves.
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
During the second quarter of 2025, we performed an interim actuarial update of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2024, through January 31, 2025 (the “Interim Update”). This Interim Update was abbreviated in nature based on actual versus expected developments during the periods analyzed and relied on the key assumptions in the Actuarial Review (most notably loss development patterns, trend assumptions, and underlying expected loss costs).
Based on the results of the Actuarial Review and Interim Update at April 30, 2025, it was determined that no adjustment was required to our total reserves at April 30, 2025. During the six months ended April 30, 2024, we made an adjustment to increase our total reserves related to prior years by $9.7 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	April 30, 2025	October 31, 2024
Insurance claim reserves, excluding medical and dental	$617.6	$608.4
Medical and dental claim reserves	13.8	11.0
Insurance recoverables	91.0	91.0
At April 30, 2025, and October 31, 2024, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2025	October 31, 2024
Standby letters of credit	$24.9	$53.1
Surety bonds and surety-backed letters of credit	183.9	175.3
Restricted insurance deposits	1.6	2.3
Total	$210.3	$230.7
8. CREDIT FACILITY

Credit Facility Information

(in millions)	April 30, 2025	October 31, 2024
Current portion of long-term debt(1)(2)
Gross term loan	$30.0	$32.5
Unamortized deferred financing costs	(0.7)	(0.9)
Current portion of term loan	$29.3	$31.6

Long-term debt(1)(2)
Gross term loan	$570.0	$503.8
Unamortized deferred financing costs	(2.2)	(0.6)
Total noncurrent portion of term loan	567.8	503.2
Revolving line of credit(3)	954.0	799.0
Long-term debt	$1,521.8	$1,302.2
(1) At April 30, 2025, and October 31, 2024, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 6.07% and 6.68%, respectively.
(2) At April 30, 2025, we had borrowing capacity of $599.1 million.
(3) At April 30, 2025, standby letters of credit amounted to $29.7 million.
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility (the “Credit Facility”), consisting of a $900.0 million revolving line of credit (the “Revolver”) and an $800.0 million amortizing term loan, both of which matured on September 1, 2022. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018. The Credit Facility was amended on June 28, 2021, to increase the capacity of the Revolver and term loan to $1.3 billion and $650 million, respectively, and to extend the maturity to June 28, 2026. It was further amended on November 1, 2022, to transition the benchmark interest rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”).
On February 26, 2025, we amended and restated the Credit Facility (the “Amended Credit Facility”), extending the maturity date to February 26, 2030, and increasing the capacity of the revolving credit facility from $1.3 billion to $1.6 billion and the then-remaining term loan outstanding from $528.1 million to $600.0 million. The Amended Credit Facility provides for the issuance of up to $250.0 million for standby letters of credit and the issuance of up to $100.0 million in swingline advances. The obligations under the Amended Credit Facility are guaranteed by the material, domestic wholly owned subsidiaries of ABM and are secured by a pledge of substantially all of the existing and future property and assets of ABM and the guarantors, including a pledge of the capital stock of the wholly owned domestic subsidiaries held by ABM and the guarantors and 65% of the capital stock of the first-tier foreign subsidiaries held by ABM and the guarantors, in each case subject to exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2025, we were in compliance with these covenants.
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
We incurred deferred financing costs of $8.0 million in conjunction with the execution of the Amended Credit Facility and carried over $2.9 million of unamortized deferred financing from initial execution and previous amendments of the Credit Facility. Total deferred financing costs of $10.9 million, consisting of $3.0 million related to the term loan and $7.9 million related to the revolver, are being amortized to interest expense over the term of the Amended Credit Facility.
Long-Term Debt Maturities
During the six months ended April 30, 2025, we made principal payments under the term loan of $8.1 million. As of April 30, 2025, the following principal payments are required under the Amended Credit Facility:

(in millions)	2025	2026	2027	2028	2029	2030
Debt maturities	$15.0	$30.0	$30.0	$30.0	$30.0	$1,419.0
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
At April 30, 2025, and October 31, 2024, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $4.4 million, net of taxes of $2.6 million, and a gain of $9.2 million, net of taxes of $4.3 million, respectively. At April 30, 2025, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $4.4 million, net of taxes of $1.6 million.

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
Repurchase Activity
No shares were repurchased during the three months ended April 30, 2025. During the six months ended April 30, 2025, there were share repurchases as summarized below. At April 30, 2025, authorization for $133.2 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended April 30, 2025	Six Months Ended April 30, 2025
Total number of shares purchased	—	0.42
Average price paid per share	$—	$51.23
Total cash paid for share repurchases	$—	$21.3

(in millions, except per share amounts)	Three Months Ended April 30, 2024	Six Months Ended April 30, 2024
Total number of shares purchased	0.56	0.56
Average price paid per share	$42.84	$42.84
Total cash paid for share repurchases	$23.8	$23.8
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2025, these letters of credit totaled $29.7 million and surety bonds and surety-backed letters of credit totaled $950.4 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2025, total guarantees were $228.0 million and extend through 2045. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At April 30, 2025, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $9.4 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $12.4 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2025, we had effective tax rates of 29.4% and 25.6%, respectively. During the three and six months ended April 30, 2024, we had effective tax rates of 29.9% and 24.0%, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rates for the three months ended April 30, 2025, and April 30, 2024 were not impacted by any significant discrete items.
Our effective tax rate for the six months ended April 30, 2025, benefited from discrete items, primarily from $4.2 million for return to provision adjustments related to our non-U.S operations. Our effective tax rate for the six months ended April 30, 2024, benefited from discrete items, primarily from $2.4 million for uncertain tax positions, $2.2 million for share-based compensation, and $2.2 million for return to provision adjustments related to our non-U.S. operations.
The Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits of large multinational companies. European Union member states along with many other countries have adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024, or thereafter. The OECD and other countries continue to publish guidelines and legislation that include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. Based on our initial assessment, Pillar Two should not have a material impact to the Company’s income tax provision.
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

Financial Information by Reportable Segment

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2025	2024	2025	2024
Revenues
Business & Industry	$1,015.5	$989.6	$2,038.4	$2,022.8
Manufacturing & Distribution	398.1	388.6	792.4	789.5
Aviation	260.1	238.2	530.2	487.8
Education	227.8	225.6	453.2	445.7
Technical Solutions	210.2	176.2	412.4	342.1
Total Revenues	$2,111.7	$2,018.2	$4,226.6	$4,087.8
Operating profit
Business & Industry	$83.0	$77.6	$162.4	$157.2
Manufacturing & Distribution	39.9	43.6	79.3	85.0
Aviation	16.5	13.1	28.7	22.8
Education	13.8	11.5	27.8	24.3
Technical Solutions	13.4	17.0	30.0	23.5
Corporate	(82.9)	(79.7)	(166.1)	(154.4)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.4)	(1.7)	(2.1)	(3.0)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	—	(0.1)	—
Total operating profit	$82.3	$81.3	$159.9	$155.4
Income from unconsolidated affiliates	1.4	1.7	2.1	3.0
Interest expense	(23.9)	(20.6)	(46.8)	(41.9)
Income before income taxes	$59.8	$62.4	$115.2	$116.4
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

Key Financial Highlights
•Revenues increased by $93.5 million, or 4.6%, to $2,111.7 million during the three months ended April 30, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 3.7% and acquisition growth of 0.8%. The organic revenue growth was due to higher project revenues due to the higher microgrid projects within Technical Solutions and net new business and expansion of business with existing customers within B&I, Aviation, M&D, and Education. The increase in revenues was partially offset by a loss of a certain customer within M&D in the first quarter of 2025. Acquisition growth was driven by a $16.6 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
•We had an increase in operating profit of $1.0 million, to $82.3 million, during the three months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributed to:
◦respective revenue increases, contract and service mix, and operational efficiencies; and
◦an absence of a $4.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended April 30, 2024.
The increase was partially offset by:
◦base wage increases within Aviation and Education.
•Our effective tax rates from income on operations for the three months ended April 30, 2025, and April 30, 2024, were 29.4% and 29.9%, respectively, and were not impacted by any significant discrete items.
•Net cash used in operating activities was $73.9 million during the six months ended April 30, 2025, as compared to net cash provided by operating activities of $116.9 million during the prior year period. The change was primarily driven by an increase in working capital due to the transition to the Company’s new ERP systems for our Business and Industry and Manufacturing and Distribution segments that temporarily delayed invoicing to certain clients within these industry groups. We anticipate continued improvement in our operating cash flows and full normalization in the second half of fiscal year 2025.
•Dividends of $32.9 million were paid to shareholders, and dividends totaling $0.530 per common share were declared during the six months ended April 30, 2025.
•At April 30, 2025, total outstanding borrowings under our Amended Credit Facility were $1.6 billion. At April 30, 2025, we had up to $599.1 million of borrowing capacity.

Results of Operations

Three Months Ended April 30, 2025, Compared with the Three Months Ended April 30, 2024
Consolidated

	Three Months Ended April 30,
(in millions, except per share amounts)	2025	2024	Increase / (Decrease)
Revenues	$2,111.7	$2,018.2	$93.5	4.6%
Operating expenses	1,841.0	1,763.5	77.5	4.4%
Gross margin	12.8%	12.6%	19 bps
Selling, general and administrative expenses	175.1	159.9	15.2	9.5%
Amortization of intangible assets	13.2	13.6	(0.4)	(2.5)%
Operating profit	82.3	81.3	1.0	1.2%
Income from unconsolidated affiliates	1.4	1.7	(0.3)	(19.4)%
Interest expense	(23.9)	(20.6)	(3.3)	(16.1)%
Income before income taxes	59.8	62.4	(2.6)	(4.3)%
Income tax provision	(17.6)	(18.7)	1.1	5.8%
Net income	42.2	43.8	(1.6)	(3.6)%
Other comprehensive income
Interest rate swaps	(5.4)	10.3	(15.7)	NM*
Foreign currency translation and other	14.3	(1.7)	16.0	NM*
Income tax benefit (provision)	1.4	(2.7)	4.1	NM*
Comprehensive income	$52.5	$49.7	$2.8	5.7%
*Not meaningful
Revenues
Revenues increased by $93.5 million, or 4.6%, to $2,111.7 million during the three months ended April 30, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 3.7% and acquisition growth of 0.8%. The organic revenue growth was due to higher project revenues due to the higher microgrid projects within Technical Solutions and net new business and expansion of business with existing customers within B&I, Aviation, M&D, and Education. The increase in revenues was partially offset by a loss of a certain customer within M&D in the first quarter of 2025. Acquisition growth was driven by a $16.6 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating Expenses
Operating expenses increased by $77.5 million, or 4.4%, to $1,841.0 million during the three months ended April 30, 2025, as compared to the prior year period. Gross margin increased by 19 bps to 12.8% in the three months ended April 30, 2025, from 12.6% in the prior year period. The increase in gross margin was primarily driven by contract and service mix and operational efficiencies within Aviation and Education as well as an absence of a $4.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended April 30, 2024 within Corporate. The increase in gross margin was partially offset by base wage increases within Aviation and Education.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.2 million, or 9.5%, to $175.1 million during the three months ended April 30, 2025, as compared to the prior year period. The increase in selling, general and administrative expenses was primarily attributable to:
•a $2.2 million increase in costs associated with systems’ go-live;
•a $2.2 million accrual for a parking tax audit settlement related to 2012-2019;

•a $2.1 million increase in compensation and related expenses primarily due to higher salaries and headcount expansion from recent acquisitions and ongoing business growth; and
•a $1.1 million increase in acquisition and integration costs.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.4 million, or 2.5%, to $13.2 million during the three months ended April 30, 2025, as compared to the prior year period. The decrease was primarily due to the lower amortization of intangibles, primarily intangibles acquired as part of the Able Acquisition, partially offset by amortization of intangibles from the Quality Uptime Acquisition.
Interest Expense
Interest expense increased by $3.3 million, or 16.1%, to $23.9 million during the three months ended April 30, 2025, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility to fund working capital requirements.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended April 30, 2025, and April 30, 2024, were 29.4% and 29.9%, respectively, resulting in provisions for taxes of $17.6 million and $18.7 million, respectively.
Our effective tax rates for the three months ended April 30, 2025 and April 30, 2024 were not impacted by any significant discrete items.
Interest Rate Swaps
We had a loss of $5.4 million on interest rate swaps during the three months ended April 30, 2025, as compared to a gain of $10.3 million during the three months ended April 30, 2024, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $14.3 million during the three months ended April 30, 2025, as compared to a foreign currency translation loss of $1.7 million during the three months ended April 30, 2024. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
(in millions)	2025	2024	Increase / (Decrease)
Revenues
Business & Industry	$1,015.5	$989.6	$25.9	2.6%
Manufacturing & Distribution	398.1	388.6	9.5	2.4%
Aviation	260.1	238.2	21.9	9.2%
Education	227.8	225.6	2.2	1.0%
Technical Solutions	210.2	176.2	34.0	19.3%
	$2,111.7	$2,018.2	$93.5	4.6%
Operating profit
Business & Industry	$83.0	$77.6	$5.4	7.0%
Operating profit margin	8.2%	7.8%	34 bps
Manufacturing & Distribution	39.9	43.6	(3.7)	(8.5)%
Operating profit margin	10.0%	11.2%	(120) bps
Aviation	16.5	13.1	3.4	26.2%
Operating profit margin	6.3%	5.5%	85 bps
Education	13.8	11.5	2.3	19.4%
Operating profit margin	6.0%	5.1%	93 bps
Technical Solutions	13.4	17.0	(3.6)	(20.7)%
Operating profit margin	6.4%	9.6%	(323) bps
Corporate	(82.9)	(79.7)	(3.2)	(4.0)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.4)	(1.7)	0.3	19.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	—	(0.1)	NM*
	$82.3	$81.3	$1.0	1.2%
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$1,015.5	$989.6	$25.9	2.6%
Operating profit	83.0	77.6	5.4	7.0%
Operating profit margin	8.2%	7.8%	34 bps
B&I revenues increased by $25.9 million, or 2.6%, to $1,015.5 million during the three months ended April 30, 2025, as compared to the prior year period. The revenue increase was primarily driven by the client expansions both domestic and international. Management reimbursement revenues for this segment totaled $71.8 million and $68.6 million for the three months ended April 30, 2025 and 2024, respectively.
Operating profit increased by $5.4 million, or 7.0%, to $83.0 million during the three months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 34 bps to 8.2% in the three months ended April 30, 2025, from 7.8% in the prior year period. The increase in operating profit margin was primarily driven by geographic mix and lower amortization of intangibles, partially offset by higher bad debt.

Manufacturing & Distribution
	Three Months Ended April 30,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$398.1	$388.6	$9.5	2.4%
Operating profit	39.9	43.6	(3.7)	(8.5)%
Operating profit margin	10.0%	11.2%	(120) bps
M&D revenues increased by $9.5 million, or 2.4%, to $398.1 million during the three months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing clients and new business wins, partially offset by a loss of a certain customer in the first quarter of 2025.
Operating profit decreased by $3.7 million, or 8.5%, to $39.9 million during the three months ended April 30, 2025, as compared to the prior year period. Operating profit margin decreased by 120 bps to 10.0% in the three months ended April 30, 2025, from 11.2% in the prior year period. The decrease in operating profit margin was primarily attributable to contract mix and investments made in the fourth quarter of 2024 to hire certain technical expertise to support future growth.

Aviation
	Three Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$260.1	$238.2	$21.9	9.2%
Operating profit	16.5	13.1	3.4	26.2%
Operating profit margin	6.3%	5.5%	85 bps
Aviation revenues increased by $21.9 million, or 9.2%, to $260.1 million during the three months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients both domestically and internationally. Management reimbursement revenues for this segment totaled $12.6 million and $8.2 million for the three months ended April 30, 2025 and 2024, respectively.
Operating profit increased by $3.4 million, or 26.2%, to $16.5 million for the three months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 85 bps to 6.3% in the three months ended April 30, 2025. The operating profit margin increased primarily due to contract mix and operational efficiencies, particularly in managing overhead costs, partially offset by base wage increases.

Education
	Three Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$227.8	$225.6	$2.2	1.0%
Operating profit	13.8	11.5	2.3	19.4%
Operating profit margin	6.0%	5.1%	93 bps
Education revenues increased by $2.2 million, or 1.0%, to $227.8 million during the three months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributable to new business wins.
Operating profit increased by $2.3 million, or 19.4%, to $13.8 million for the three months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 93 bps to 6.0% in the three months ended April 30, 2025, from 5.1% in the prior year period. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, materials and supplies, and general and administrative headcount, partially offset by base wage increases.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$210.2	$176.2	$34.0	19.3%
Operating profit	13.4	17.0	(3.6)	(20.7)%
Operating profit margin	6.4%	9.6%	(323) bps
Technical Solutions revenues increased by $34.0 million, or 19.3%, to $210.2 million during the three months ended April 30, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 9.8% and acquisition growth of 9.5%. The organic revenue growth was primarily driven by higher project revenues due to the higher microgrid projects as well as certain infrastructure solutions projects, partially offset by a decrease in electric vehicle charging station revenues. Acquisition growth was driven by a $16.6 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating profit decreased by $3.6 million, or 20.7%, to $13.4 million during the three months ended April 30, 2025, as compared to the prior year period. Operating profit margin decreased by 323 bps to 6.4% in the three months ended April 30, 2025, from 9.6% in the prior year period. The decrease in operating profit margin was primarily attributable to adverse service mix as compared to the prior year and higher amortization of intangible assets.

Corporate
	Three Months Ended April 30,
($ in millions)	2025	2024	Increase
Corporate expenses	$(82.9)	$(79.7)	$(3.2)	(4.0)%
Corporate expenses increased by $3.2 million, or 4.0%, to $82.9 million during the three months ended April 30, 2025, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•a $2.2 million accrual for a parking tax audit settlement related to 2012-2019;
•a $2.0 million increase in costs associated with systems’ go-live; and
•a $1.1 million increase in acquisition and integration costs.
The increase was partially offset by:
•an absence of a $4.3 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the three months ended April 30, 2024.

Results of Operations

Six Months Ended April 30, 2025, Compared with the Six Months Ended April 30, 2024
Consolidated

	Six Months Ended April 30,
(in millions)	2025	2024	Increase / (Decrease)
Revenues	$4,226.6	$4,087.8	$138.8	3.4%
Operating expenses	3,696.1	3,589.8	106.3	3.0%
Gross margin	12.6%	12.2%	37 bps
Selling, general and administrative expenses	344.1	314.5	29.6	9.4%
Amortization of intangible assets	26.5	28.2	(1.7)	(6.1)%
Operating profit	159.9	155.4	4.5	2.9%
Income from unconsolidated affiliates	2.1	3.0	(0.9)	(28.1)%
Interest expense	(46.8)	(41.9)	(4.9)	(11.5)%
Income before income taxes	115.2	116.4	(1.2)	(1.0)%
Income tax provision	(29.5)	(28.0)	(1.5)	(5.3)%
Net income	85.8	88.4	(2.6)	(3.0)%
Other comprehensive income (loss)
Interest rate swaps	(6.5)	(5.7)	(0.8)	14.1%
Foreign currency translation and other	6.7	3.7	3.0	79.9%
Income tax benefit	1.7	1.5	0.2	15.8%
Comprehensive income	$87.6	$87.9	$(0.3)	(0.3)%
*Not meaningful
Revenues
Revenues increased by $138.8 million, or 3.4%, to $4,226.6 million during the six months ended April 30, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.6% and acquisition growth of 0.7%. Acquisition growth was driven by a $29.3 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024. The organic revenue growth primarily driven by higher project revenues due to the higher microgrid projects within Technical Solutions and the net new business and expansion of business with existing customers within Aviation, B&I, Education, and M&D. The increase in revenues was partially offset by attrition of engineering customers within B&I and a loss of a certain customer in M&D in the first quarter of 2025.
Operating Expenses
Operating expenses increased by $106.3 million, or 3.0%, to $3,696.1 million during the six months ended April 30, 2025, as compared to the prior year period. Gross margin increased by 37 bps to 12.6% in the six months ended April 30, 2025, from 12.2% in the six months ended April 30, 2024. The increase in gross margin was primarily driven by operational efficiencies within Aviation and Education and an absence of a $9.7 million unfavorable self-insurance reserve adjustment from actuarial evaluations completed in the six months ended April 30, 2024 within Corporate. The increase in gross margin was partially offset by change in contract mix within M&D.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $29.6 million, or 9.4%, to $344.1 million during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to:
•a $10.2 million increase in compensation and related expenses primarily due to higher salaries, certain incentive plans, headcount expansion from recent acquisitions, and ongoing business growth within Technical Solutions during the three months ended January 31, 2025;

•a $3.4 million increase in costs associated with systems’ go-live;
•a $3.1 million increase in acquisition and integration costs;
•a $2.3 million increase in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $2.2 million accrual for a parking tax audit settlement related to 2012-2019.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.7 million, or 6.1%, to $26.5 million during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. This decrease was due to lower amortization of intangibles, primarily intangibles acquired as part of the Able Acquisition, partially offset by amortization of intangibles from the Quality Uptime Acquisition.
Interest Expense
Interest expense increased by $4.9 million to $46.8 million during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. The increase was driven by higher borrowings from our Amended Credit Facility to fund working capital requirements.
Income Taxes from Operations
Our effective tax rates on income from operations for the six months ended April 30, 2025, and April 30, 2024, were 25.6% and 24.0%, respectively, resulting in provisions for taxes of $29.5 million and $28.0 million, respectively.
Our effective tax rate for the six months ended April 30, 2025 benefited from discrete items, primarily from $4.2 million for return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the six months ended April 30, 2024, benefited from discrete items, primarily from $2.4 million for uncertain tax positions, $2.2 million for share-based compensation, and $2.2 million for return to provision adjustments related to our non-U.S. operations.
Interest Rate Swaps
We had a loss of $6.5 million during the six months ended April 30, 2025, as compared to a loss of $5.7 million during the six months ended April 30, 2024, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $6.7 million during the six months ended April 30, 2025, as compared to a foreign currency translation gain of $3.7 million during the six months ended April 30, 2024. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
(in millions)	2025	2024	Increase / (Decrease)
Revenues
Business & Industry	$2,038.4	$2,022.8	$15.6	0.8%
Manufacturing & Distribution	792.4	789.5	2.9	0.4%
Aviation	530.2	487.8	42.4	8.7%
Education	453.2	445.7	7.5	1.7%
Technical Solutions	412.4	342.1	70.3	20.5%
	$4,226.6	$4,087.8	$138.8	3.4%
Operating profit
Business & Industry	$162.4	$157.2	$5.2	3.3%
Operating profit margin	8.0%	7.8%	20 bps
Manufacturing & Distribution	79.3	85.0	(5.7)	(6.7)%
Operating profit margin	10.0%	10.8%	(76) bps
Aviation	28.7	22.8	5.9	26.1%
Operating profit margin	5.4%	4.7%	75 bps
Education	27.8	24.3	3.5	14.4%
Operating profit margin	6.1%	5.4%	68 bps
Technical Solutions	30.0	23.5	6.5	27.6%
Operating profit margin	7.3%	6.9%	40 bps
Corporate	(166.1)	(154.4)	(11.7)	(7.6)%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(2.1)	(3.0)	0.8	28.1%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	—	(0.1)	NM*
	$159.9	$155.4	$4.5	2.9%
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$2,038.4	$2,022.8	$15.6	0.8%
Operating profit	162.4	157.2	5.2	3.3%
Operating profit margin	8.0%	7.8%	20 bps
B&I revenues increased by $15.6 million, or 0.8%, to $2,038.4 million during the six months ended April 30, 2025, as compared to the prior year period. The revenue increase was primarily driven by client expansions both domestic and international, partially offset by attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $143.1 million and $139.1 million for the six months ended April 30, 2025 and 2024, respectively.
Operating profit increased by $5.2 million, or 3.3%, to $162.4 million during the six months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 20 bps to 8.0% in the six months ended April 30, 2025, from 7.8% in the six months ended April 30, 2024. The increase in operating profit margin was primarily driven by the contract and service mix and lower amortization of intangible assets.

Manufacturing & Distribution
	Six Months Ended April 30,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$792.4	$789.5	$2.9	0.4%
Operating profit	79.3	85.0	(5.7)	(6.7)%
Operating profit margin	10.0%	10.8%	(76) bps
M&D revenues increased by $2.9 million, or 0.4%, to $792.4 million during the six months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing customers, partially offset by a loss of a certain customer in the first quarter of 2025.
Operating profit decreased by $5.7 million, or 6.7%, to $79.3 million during the six months ended April 30, 2025, as compared to the prior year period. Operating profit margin decreased by 76 bps to 10.0% in the six months ended April 30, 2025, from 10.8% in the six months ended April 30, 2024. The decrease in operating profit margin was primarily attributable to the change in the contract mix and investments made in the fourth quarter of 2024 to hire certain technical expertise to support future growth.

Aviation
	Six Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$530.2	$487.8	$42.4	8.7%
Operating profit	28.7	22.8	5.9	26.1%
Operating profit margin	5.4%	4.7%	75 bps
Aviation revenues increased by $42.4 million, or 8.7%, to $530.2 million during the six months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients both domestically and internationally. Management reimbursement revenues for this segment totaled $23.2 million and $17.7 million for the six months ended April 30, 2025 and 2024, respectively.
Operating profit increased by $5.9 million, or 26.1%, to $28.7 million during the six months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 75 bps to 5.4% in the six months ended April 30, 2025, from 4.7% in the six months ended April 30, 2024. The increase was primarily attributable to contract mix and operational efficiencies, particularly in managing overhead costs, partially offset by base wage increases.

Education
	Six Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$453.2	$445.7	$7.5	1.7%
Operating profit	27.8	24.3	3.5	14.4%
Operating profit margin	6.1%	5.4%	68 bps
Education revenues increased by $7.5 million, or 1.7%, to $453.2 million during the six months ended April 30, 2025, as compared to the prior year period. The increase was primarily attributable to net new business and expansion of business with existing customers and increase in work orders.
Operating profit increased by $3.5 million, or 14.4%, during the six months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 68 bps to 6.1% in the six months ended April 30, 2025, from 5.4% in the six months ended April 30, 2024. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, materials and supplies, and general and administrative headcount, partially offset by base wage increases.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2025	2024	Increase
Revenues	$412.4	$342.1	$70.3	20.5%
Operating profit	30.0	23.5	6.5	27.6%
Operating profit margin	7.3%	6.9%	40 bps
Technical Solutions revenues increased by $70.3 million, or 20.5%, to $412.4 million during the six months ended April 30, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 12.0% and acquisition growth of 8.5%. The organic revenue increase was primarily driven by higher project revenues due to the higher microgrid systems projects, partially offset by a decrease in electric vehicle charging station revenues. Acquisition growth was driven by an $29.3 million revenue increase from the Quality Uptime Acquisition, which was completed in June 2024.
Operating profit increased by $6.5 million, or 27.6%, to $30.0 million during the six months ended April 30, 2025, as compared to the prior year period. Operating profit margin increased by 40 bps to 7.3% in the six months ended April 30, 2025, from 6.9% in the six months ended April 30, 2024. The increase in operating profit margin was primarily attributable to the contract mix, partially offset by higher amortization of intangible assets.

Corporate
	Six Months Ended April 30,
($ in millions)	2025	2024	Increase
Corporate expenses	$(166.1)	$(154.4)	$(11.7)	(7.6)%
    Corporate expenses increased by $11.7 million, or 7.6%, to $166.1 million during the six months ended April 30, 2025, as compared to the prior year period. The increase in corporate expenses was primarily attributable to:
•a $4.8 million increase in accruals for actual and potential legal settlements;
•a $4.3 million increase in compensation and related expenses primarily due to higher salaries and certain incentive plans;
•a $3.1 million increase in acquisition and integration costs;
•a $3.0 million increase in costs associated with systems’ go-live;
•a $2.3 million increase in in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $2.2 million accrual for a parking tax audit settlement related to 2012-2019.
This increase was partially offset by:
•an absence of a $9.7 million unfavorable self-insurance reserve adjustment related to prior year claims from actuarial evaluations completed in the six months ended April 30, 2024.

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
Credit Facility
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolver and an $800.0 million amortizing term loan. In accordance with terms of the Credit Facility, the revolver was reduced to $800.0 million on September 1, 2018.On February 26, 2025, we amended and restated the Credit Facility (the “Amended Credit Facility”), extending the maturity date to February 26, 2030, and increasing the capacity of the revolving credit facility from $1.3 billion to $1.6 billion and the then-remaining term loan outstanding from $528.1 million to $600.0 million. The Amended Credit Facility provides for the issuance of up to $250.0 million for standby letters of credit and the issuance of up to $100.0 million in swingline advances.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2025, we were in compliance with these covenants.
During the six months ended April 30, 2025, we made principal payments under the term loan of $8.1 million. At April 30, 2025, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.6 billion and $29.7 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 6.07%. At April 30, 2025, we had up to $599.1 million of borrowing capacity.
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
Share Repurchases
We did not repurchase shares under the share repurchase program during the three months ended April 30, 2025. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At April 30, 2025, authorization for $133.2 million of repurchases remained under our share repurchase program.
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

	Six Months Ended April 30,
(in millions)	2025	2024
Net cash (used in) provided by operating activities	$(73.9)	$116.9
Net cash used in investing activities	(31.6)	(28.6)
Net cash provided by (used in) financing activities	98.7	(98.0)
Operating Activities
Net cash used in operating activities was $73.9 million during the six months ended April 30, 2025, as compared to net cash provided by operating activities of $116.9 million during the prior year period. The change was primarily driven by an increase in working capital due to the transition to the Company’s new ERP systems for our Business and Industry and Manufacturing and Distribution segments that temporarily delayed invoicing to certain clients within these industry groups. We anticipate continued improvement in our operating cash flows and full normalization in the second half of fiscal year 2025.
Investing Activities
Net cash used in investing activities increased by $3.0 million during the six months ended April 30, 2025, as compared to the prior year period. This quarter’s activity was primarily related to purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $98.7 million during the six months ended April 30, 2025, as compared to net cash used in financing activities of $98.0 million during the prior year period. The change was primarily related to an increase in net borrowings from our Amended Credit Facility to fund $73.9 million of net cash used by operating activities.
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
This ASU, issued in November 2023, improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment profit and loss, as well as the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. The amended disclosure requirements are required to be applied retrospectively. Beginning with the Company’s Form 10-K that will be filed for the annual period ending October 31, 2025, this ASU will result in expanded disclosures related to each reportable segment, but will have no impact on the Company’s financial position or results of operations.
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
There were no other changes in our internal control over financial reporting during the second quarter of 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Common Stock Repurchases
Effective December 13, 2023, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the three months ended April 30, 2025. At April 30, 2025, authorization for $133.2 million of repurchases remained under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended April 30, 2025, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Rene Jacobsen, Executive Vice President and Chief Operating Officer	Adoption	April 4, 2025	X	-	17,250 shares of common stock	-	From July 7, 2025, until the earlier of (i) the date when all the shares under the plan are sold and (ii) December 31, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1
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

ABM Industries Incorporated

June 6, 2025	/s/ Earl R. Ellis
Earl R. Ellis Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 6, 2025	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)