Form 10-Q
period 2025-07-31
ABM INDUSTRIES INC /DE/
filed 2025-09-05
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 4, 2025: 61,233,895

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$69.3	$64.6
Trade accounts receivable, net of allowances of $25.1 and $22.8 at July 31, 2025 and October 31, 2024, respectively	1,495.0	1,384.1
Costs incurred in excess of amounts billed	159.1	162.1
Prepaid expenses	155.7	103.2
Other current assets	72.5	74.8
Total current assets	1,951.6	1,788.7
Other investments	27.4	30.8
Property, plant and equipment, net of accumulated depreciation of $368.9 and $351.3 at July 31, 2025 and October 31, 2024, respectively	170.6	150.7
Right-of-use assets	96.3	101.2
Other intangible assets, net of accumulated amortization of $519.6 and $479.3 at July 31, 2025 and October 31, 2024, respectively	255.6	282.4
Goodwill	2,588.6	2,575.9
Other noncurrent assets	180.4	167.5
Total assets	$5,270.5	$5,097.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$29.3	$31.6
Trade accounts payable	357.1	324.3
Accrued compensation	243.3	295.6
Accrued taxes — other than income	41.4	56.2
Deferred revenue	79.0	63.7
Insurance claims	199.7	197.5
Income taxes payable	4.3	4.8
Current portion of lease liabilities	28.6	26.6
Other accrued liabilities	330.7	348.2
Total current liabilities	1,313.4	1,348.4
Long-term debt, net	1,500.4	1,302.2
Long-term lease liabilities	84.1	92.0
Deferred income tax liability, net	55.7	60.2
Noncurrent insurance claims	426.8	421.8
Other noncurrent liabilities	55.3	86.8
Noncurrent income taxes payable	3.9	3.8
Total liabilities	3,439.6	3,315.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 61,725,062 and 62,196,665 shares issued and outstanding at July 31, 2025 and October 31, 2024, respectively	0.6	0.6
Additional paid-in capital	498.6	527.4
Accumulated other comprehensive loss, net of taxes	(18.1)	(19.1)
Retained earnings	1,349.7	1,272.9
Total stockholders’ equity	1,830.9	1,781.9
Total liabilities and stockholders’ equity	$5,270.5	$5,097.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$2,224.0	$2,094.2	$6,450.5	$6,182.0
Operating expenses	1,949.6	1,831.0	5,645.7	5,420.8
Selling, general and administrative expenses	177.5	211.8	521.7	526.3
Amortization of intangible assets	13.4	14.0	39.9	42.2
Operating profit	83.4	37.4	243.3	192.8
Income from unconsolidated affiliates	1.3	1.8	3.4	4.7
Interest expense	(25.3)	(21.2)	(72.1)	(63.1)
Income before income taxes	59.4	18.0	174.6	134.4
Income tax provision	(17.6)	(13.3)	(47.0)	(41.3)
Net income	41.8	4.7	127.6	93.1
Other comprehensive income (loss)
Interest rate swaps	0.8	(12.4)	(5.7)	(18.1)
Foreign currency translation and other	(1.5)	2.7	5.2	6.4
Income tax (provision) / benefit	(0.2)	3.2	1.5	4.7
Comprehensive income (loss)	$41.0	$(1.8)	$128.6	$86.1
Net income per common share
Basic	$0.67	$0.07	$2.04	$1.47
Diluted	$0.67	$0.07	$2.03	$1.46
Weighted-average common and common equivalent shares outstanding
Basic	62.5	63.1	62.6	63.3
Diluted	62.8	63.5	63.0	63.6
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2025		2024		2025		2024
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	62.3	$0.6	62.8	$0.6	62.2	$0.6	62.8	$0.6
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.5	—	0.5	—
Repurchase of common stock, including excise tax	(0.6)	—	—	—	(1.0)	—	(0.6)	—
Balance, end of period	61.7	0.6	62.8	0.6	61.7	0.6	62.8	0.6
Additional Paid-in Capital
Balance, beginning of period		516.3		544.0		527.4		559.0
Stock Issued (taxes withheld) under employee stock purchase and share-based compensation plans, net		1.4		1.1		(7.1)		(6.7)
Share-based compensation expense		8.1		6.5		26.8		23.1
Repurchase of common stock, including excise tax		(27.2)		—		(48.5)		(23.8)
Balance, end of period		498.6		551.6		498.6		551.6
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(17.2)		(9.8)		(19.1)		(9.3)
Other comprehensive (loss) / income		(0.9)		(6.4)		1.0		(7.0)
Balance, end of period		(18.1)		(16.3)		(18.1)		(16.3)
Retained Earnings
Balance, beginning of period		1,324.7		1,308.8		1,272.9		1,249.6
Net income		41.8		4.7		127.6		93.1
Dividends
Common stock (1)		(16.5)		(14.1)		(49.4)		(42.4)
Stock issued under share-based compensation plans		(0.3)		(0.3)		(1.4)		(1.2)
Balance, end of period		1,349.7		1,299.1		1,349.7		1,299.1
Total Stockholders’ Equity		$1,830.9		$1,835.0		$1,830.9		$1,835.0

(1) Cash dividends declared per common share were $0.265 and $0.225 for the three months ended July 31, 2025 and 2024, respectively, and $0.795 and $0.675 for the nine months ended July 31, 2025 and 2024, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$127.6	$93.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	78.9	79.5
Deferred income taxes	(3.1)	(14.1)
Share-based compensation expense	26.8	23.1
Provision for bad debt	3.9	5.6
Discount accretion on insurance claims	0.5	0.4
Impairment of assets	1.3	—
Gain on sale of assets	(0.2)	—
Change in fair value of contingent consideration	—	36.0
Income from unconsolidated affiliates	(3.4)	(4.7)
Distributions from unconsolidated affiliates	5.5	4.6
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(96.2)	42.3
Prepaid expenses and other current assets	(32.7)	(24.2)
Right-of-use assets	4.9	7.8
Other noncurrent assets	(12.0)	(24.7)
Trade accounts payable and other accrued liabilities	55.0	(68.9)
Long-term lease liabilities	(7.9)	(3.5)
Insurance claims	6.7	46.6
Income taxes payable, net	(17.6)	(0.8)
Other noncurrent liabilities	(37.2)	(1.9)
Total adjustments	(26.6)	103.2
Net cash provided by operating activities	101.0	196.3
Cash flows from investing activities
Additions to property, plant and equipment	(58.6)	(44.6)
Proceeds from sale of assets	0.5	0.9
Purchase of businesses, net of cash acquired	(16.7)	(114.3)
Net cash used in investing activities	(74.8)	(157.9)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(8.5)	(7.9)
Repurchases of common stock, including excise taxes	(48.5)	(23.8)
Dividends paid	(49.4)	(42.4)
Deferred financing costs paid	(8.0)	—
Borrowings from debt	1,409.3	912.0
Repayment of borrowings from debt	(1,212.0)	(887.4)
Changes in book cash overdrafts	(43.0)	29.5
Repayment of finance lease obligations	(3.3)	(3.1)
Cash paid to settle the contingent consideration liability	(59.0)	—
Net cash used in financing activities	(22.5)	(23.0)
Effect of exchange rate changes on cash and cash equivalents	1.0	1.4
Net increase in cash and cash equivalents	4.7	16.8
Cash and cash equivalents at beginning of year	64.6	69.5
Cash and cash equivalents at end of period	$69.3	$86.3
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and nine months ended July 31, 2025, was $88.7 million and $255.2 million, respectively. Management reimbursement revenue for the three and nine months ended July 31, 2024, was $79.6 million and $236.6 million, respectively.
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

3. ACQUISITIONS

Acquisition of LMC FM
Effective June 1, 2025, we acquired LMC FM Limited (“LMC”), a Dublin-based facilities services company with coverage across Ireland, for a purchase price of approximately $22.5 million in cash plus the potential of $5.9 million of contingent consideration to be paid in calendar year 2027 upon the retention of the top two customers. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is not deductible for tax reporting purposes. As of July 31, 2025, we recorded preliminary goodwill and intangibles of $12.6 million and $12.9 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $20.0 million and $17.2 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2025, include revenues of $9.3 million attributable to LMC, which are included in our Technical Solutions segment.
Acquisition of Quality Uptime
Effective June 21, 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an uninterrupted power supply system (“UPS”) installation and maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities, for a net cash purchase price of $116.3 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is amortizable over 15 years for income tax purposes. As of July 31, 2025, we recorded goodwill and intangibles of $77.4 million and $35.2 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $24.0 million and $20.3 million, respectively.
Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment.
The purchase price for the acquisition was approximately $170.0 million in cash at closing plus the potential of post-closing contingent consideration of up to $280.0 million. The estimate of the fair value of the contingent consideration on the date of acquisition was $59.0 million. The post-closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023. At October 31, 2024, the estimate of the fair value of the contingent consideration was $109.1 million. There was no material change in the fair value of the contingent consideration during the three and nine months ended July 31, 2025. In the third quarter of 2025, we made a $75.0 million payment for calendar year 2024, of which $16.0 million was classified as an operating cash outflow, and at July 31, 2025, the estimate of the fair value of the remaining contingent consideration is $34.1 million. The maximum contingent consideration that could be payable in calendar year 2026 related to calendar year 2025 target is $130.0 million. However, if the EBITDA achieved for calendar years 2023–2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus any earn-out payments made in 2024 and 2025.

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

	Three Months Ended July 31, 2025						Nine Months Ended July 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$715.5	$343.3	$60.1	$204.9	$—	$1,323.8	$2,119.9	$1,010.9	$166.0	$599.3	$—	$3,896.1
Aviation Services(2)	—	—	134.5	—	—	134.5	—	—	368.2	—	—	368.2
Parking and Transportation(3)	111.6	13.6	84.2	0.1	—	209.4	321.4	38.9	248.4	0.3	—	609.1
Facility Solutions	$827.1	$356.9	$278.8	$205.0	$—	$1,667.8	$2,441.3	$1,049.8	$782.7	$599.6	$—	$4,873.4

Operations and Maintenance(4)	210.5	51.3	12.9	30.1	—	304.8	632.0	150.5	39.3	88.6	—	910.4
Building & Energy Solutions(5)	1.2	0.7	—	—	249.5	251.4	3.9	0.9	—	—	662.0	666.8
Engineering and Infrastructure Solutions	$211.7	$52.0	$12.9	$30.1	$249.5	$556.2	$635.9	$151.4	$39.3	$88.6	$662.0	$1,577.1

Total	$1,038.7	$408.9	$291.8	$235.1	$249.5	$2,224.0	$3,077.2	$1,201.2	$822.0	$688.2	$662.0	$6,450.5

	Three Months Ended July 31, 2024						Nine Months Ended July 31, 2024
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$696.1	$326.5	$53.7	$200.6	$—	$1,277.0	$2,070.7	$1,013.5	$132.1	$598.4	$—	$3,814.8
Aviation Services(2)	—	—	118.8	—	—	118.8	—	—	341.2	—	—	341.2
Parking and Transportation(3)	106.0	12.8	84.6	0.1	—	203.6	311.8	38.0	247.5	0.3	—	597.5
Facility Solutions	$802.1	$339.3	$257.2	$200.7	$—	$1,599.4	$2,382.5	$1,051.5	$720.8	$598.7	$—	$4,753.5

Operations and Maintenance(4)	208.5	37.8	11.2	27.6	—	285.1	650.8	115.1	35.3	75.4	—	876.6
Building & Energy Solutions(5)	—	—	—	—	209.7	209.7	—	—	—	—	551.9	551.9
Engineering and Infrastructure Solutions	$208.5	$37.8	$11.2	$27.6	$209.7	$494.8	$650.8	$115.1	$35.3	$75.4	$551.9	$1,428.5

Total	$1,010.6	$377.1	$268.4	$228.3	$209.7	$2,094.2	$3,033.4	$1,166.6	$756.1	$674.0	$551.9	$6,182.0

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
Remaining Performance Obligations
At July 31, 2025, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $273.0 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2025	October 31, 2024
Contract assets
Billed trade receivables(1)	$1,262.4	$1,282.9
Unbilled trade receivables(1)	257.7	124.0
Costs incurred in excess of amounts billed	159.1	162.1
Capitalized commissions(2)	32.4	30.8
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the nine months ended July 31, 2025, we capitalized $15.1 million of new costs and amortized $13.5 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2025
Contract liabilities(1)
Balance at beginning of period	$118.2
Additional contract liabilities	295.3
Recognition of deferred revenue	(261.9)
Balance at end of period	$151.6
(1) Included in “Deferred revenue” and “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income	$41.8	$4.7	$127.6	$93.1

Weighted-average common and common equivalent shares outstanding — Basic	62.5	63.1	62.6	63.3
Effect of dilutive securities
Restricted stock units	0.3	0.3	0.3	0.2
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	62.8	63.5	63.0	63.6

Net income per common share
Basic	$0.67	$0.07	$2.04	$1.47
Diluted	$0.67	$0.07	$2.03	$1.46

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Anti-dilutive	0.3	—	0.2	0.2

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2025	October 31, 2024
Cash and cash equivalents(1)	1	$69.3	$64.6
Insurance deposits(2)	1	4.8	2.3
Assets held in funded deferred compensation plan(3)	1	4.6	4.4
Credit facility(4)	2	1,532.5	1,335.3
Interest rate swap assets(5)	2	7.9	13.5
Preferred equity investment(6)	3	14.1	15.4
Contingent consideration(7)(8)	3	39.8	109.1
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
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market. The contingent consideration payment related to calendar year 2024, which was made in May 2025, represented a Level 3 measurement at October 31, 2024, and the amount related to calendar year 2025, payable in calendar year 2026, represents a Level 3 measurement at July 31, 2025 and October 31, 2024, within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
(8) The balance at July 31, 2025, represents the contingent consideration payable in calendar year 2027 related to the LMC Acquisition.
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
During the third quarter of 2025, we performed a comprehensive actuarial review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity for the period of November 1, 2024, through April 30, 2025 (the “Actuarial Review”). The Actuarial Review was comprehensive in nature and was based on loss development patterns, trend assumptions, and underlying expected loss costs during the period analyzed.
During the nine months ended July 31, 2025, based on the results of the Actuarial Review, we made an insignificant adjustment to our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”). During the nine months ended July 31, 2024, based on the results of the Actuarial Review, we increased our total reserves related to prior years by $17.9 million. We will continue to assess ongoing developments, which may result in further adjustments to reserves.
Insurance-Related Balances and Activity

(in millions)	July 31, 2025	October 31, 2024
Insurance claim reserves, excluding medical and dental	$613.1	$608.4
Medical and dental claim reserves	13.5	11.0
Insurance recoverables	85.6	91.0
At July 31, 2025, and October 31, 2024, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2025	October 31, 2024
Standby letters of credit	$24.9	$53.1
Surety bonds and surety-backed letters of credit	212.3	175.3
Restricted insurance deposits	4.8	2.3
Total	$241.9	$230.7

8. CREDIT FACILITY

Credit Facility Information

(in millions)	July 31, 2025	October 31, 2024
Current portion of long-term debt(1)(2)
Gross term loan	$30.0	$32.5
Unamortized deferred financing costs	(0.7)	(0.9)
Current portion of term loan	$29.3	$31.6

Long-term debt(1)(2)
Gross term loan	$562.5	$503.8
Unamortized deferred financing costs	(2.1)	(0.6)
Total noncurrent portion of term loan	560.4	503.2
Revolving line of credit(3)	940.0	799.0
Long-term debt	$1,500.4	$1,302.2
(1) At July 31, 2025, and October 31, 2024, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 6.09% and 6.68%, respectively.
(2) At July 31, 2025, we had borrowing capacity of $621.7 million.
(3) At July 31, 2025, standby letters of credit amounted to $29.7 million.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2025, we were in compliance with these covenants.
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
Long-Term Debt Maturities
During the three and nine months ended July 31, 2025, we made principal payments under the term loan of $7.5 million and $15.6 million, respectively. As of July 31, 2025, the following principal payments are required under the Amended Credit Facility:

(in millions)	2025	2026	2027	2028	2029	2030
Debt maturities	$7.5	$30.0	$30.0	$30.0	$30.0	$1,405.0
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
At July 31, 2025, and October 31, 2024, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $5.1 million, net of taxes of $2.8 million, and a gain of $9.2 million, net of taxes of $4.3 million, respectively. At July 31, 2025, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $5.8 million, net of taxes of $2.1 million.

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
Repurchase Activity
We repurchased shares under the share repurchase program during the three and nine months ended July 31, 2025, as summarized below. At July 31, 2025, authorization for $106.1 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended July 31, 2025	Nine Months Ended July 31, 2025
Total number of shares purchased	0.56	0.97
Average price paid per share (1)	$48.77	$49.82
Total cash paid for share repurchases(1)	$27.1	$48.3

(in millions, except per share amounts)	Three Months Ended July 31, 2024	Nine Months Ended July 31, 2024
Total number of shares purchased	—	0.56
Average price paid per share	$—	$42.84
Total cash paid for share repurchases	$—	$23.8

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2025, these letters of credit totaled $29.7 million and surety bonds and surety-backed letters of credit totaled $1,018.0 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2025, total guarantees were $200.6 million and extend through 2045. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.

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
At July 31, 2025, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $9.3 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $10.9 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
11. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2025, we had effective tax rates of 29.6% and 26.9%, respectively. During the three and nine months ended July 31, 2024, we had effective tax rates of 74.0% and 30.7%, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rate for the three months ended July 31, 2025, was not impacted by any significant discrete items. Our effective tax rate for the three months ended July 31, 2024, was impacted by discrete items related to energy efficiency incentives and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition
Our effective tax rate for the nine months ended July 31, 2025, benefited from discrete items, primarily from return to provision adjustments related to our non-U.S operations. Our effective tax rate for the nine months ended July 31, 2024, was impacted by discrete items, primarily from a change in uncertain tax positions, energy efficiency incentives, a return to provision adjustment related to our non-U.S. operations, a benefit for share-based compensation, and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses. We do not anticipate a material impact on our consolidated financial statements.
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

Financial Information by Reportable Segment

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Revenues
Business & Industry	$1,038.7	$1,010.6	$3,077.2	$3,033.4
Manufacturing & Distribution	408.9	377.1	1,201.2	1,166.6
Aviation	291.8	268.4	822.0	756.1
Education	235.1	228.3	688.2	674.0
Technical Solutions	249.5	209.7	662.0	551.9
Total Revenues	$2,224.0	$2,094.2	$6,450.5	$6,182.0
Operating profit
Business & Industry	$73.8	$77.8	$236.2	$235.0
Manufacturing & Distribution	36.4	40.9	115.6	125.9
Aviation	19.7	17.8	48.4	40.6
Education	21.1	18.0	48.9	42.3
Technical Solutions	19.4	17.9	49.4	41.4
Corporate	(85.7)	(130.6)	(251.8)	(285.0)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.3)	(1.8)	(3.4)	(4.7)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(2.6)	(0.1)	(2.6)
Total operating profit	$83.4	$37.4	$243.3	$192.8
Income from unconsolidated affiliates	1.3	1.8	3.4	4.7
Interest expense	(25.3)	(21.2)	(72.1)	(63.1)
Income before income taxes	$59.4	$18.0	$174.6	$134.4
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

13. SUBSEQUENT EVENTS

Restructuring
In the fourth quarter of 2025, we implemented a restructuring program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between the Company’s cost structure and our strategic growth objectives. We anticipate incurring approximately $10.0 million of restructuring charges during the fourth quarter of 2025 related to these organizational actions. We continue to review our overhead and cost structure for additional efficiency opportunities under this program.
Share Repurchase Program
In 2019, our Board of Directors authorized a program to repurchase up to $150.0 million of our common stock. Effective September 2, 2025, authorization for $83.1 million of repurchases remained under our Share Repurchase Program, and on September 3, 2025, our Board of Directors expanded the Share Repurchase Program by an additional $150.0 million. At September 3, 2025, authorization for $233.1 million of repurchases remained under the Share Repurchase Program.

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
Restructuring Program
In the fourth quarter of 2025, we launched a restructuring program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between our cost structure and strategic growth objectives. Once fully implemented in early 2026, this program is expected to deliver approximately $35.0 million of annualized cost savings. We expect to record $10.0 million in restructuring charges related to these actions in the fourth quarter.
We will continue to review our overhead and cost structure for efficiency opportunities under this program.

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

Key Financial Highlights
•Revenues increased by $129.8 million, or 6.2%, to $2,224.0 million during the three months ended July 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 5.0% and acquisition growth of 1.2%. The organic revenue growth was due to net new business and expansion of business with existing customers among all our industry groups. The increase in revenues includes strategic pricing decisions for contract rebids within B&I and for select new wins within M&D, as well as higher project revenues due to the higher microgrid projects within Technical Solutions. Acquisition growth was driven by a $25.5 million revenue increase from the Quality Uptime and LMC acquisitions.
•We had an increase in operating profit of $46.0 million, to $83.4 million, during the three months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributed to:
◦respective revenue increases for all industry groups and operational efficiencies within Aviation and Education.
The increase was partially offset by:
◦strategic pricing decisions for contract rebids and proactive extensions, combined with managing the timing of contract escalations to maintain and expand certain customer accounts within B&I; and
◦strategic pricing on select new wins within M&D.
•Our effective tax rates for the three months ended July 31, 2025, and July 31, 2024, were 29.6% and 74.0%, respectively. Our effective tax rate for the three months ended July 31, 2025, was not impacted by any significant discrete items. Our effective tax rate for the three months ended July 31, 2024, was impacted by discrete items related to energy efficiency incentives and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition
•Net cash provided by operating activities was $101.0 million and $196.3 million during the nine months ended July 31, 2025, and July 31, 2024, respectively. The decrease was primarily driven by an increase in working capital requirements due to the transition to the Company’s new ERP system for our B&I and M&D segments that temporarily delayed invoicing to certain clients within these industry groups in the first half of 2025. There has been significant improvement in operating cash flows during the third quarter, and we anticipate full normalization in the fourth quarter.
•Dividends of $49.4 million were paid to shareholders, and dividends totaling $0.795 per common share were declared during the nine months ended July 31, 2025. Additionally, in August 2025 we repurchased 0.49 million shares for $23.0 million, excluding excise taxes, making our total share purchases in 2025 1.46 million shares for $71.3 million, excluding excise taxes.
•At July 31, 2025, total outstanding borrowings under our Amended Credit Facility were $1.5 billion. At July 31, 2025, we had up to $621.7 million of borrowing capacity.

Results of Operations

Three Months Ended July 31, 2025, Compared with the Three Months Ended July 31, 2024
Consolidated

	Three Months Ended July 31,
(in millions, except per share amounts)	2025	2024	Increase / (Decrease)
Revenues	$2,224.0	$2,094.2	$129.8	6.2%
Operating expenses	1,949.6	1,831.0	118.6	6.5%
Gross margin	12.3%	12.6%	(23) bps
Selling, general and administrative expenses	177.5	211.8	(34.3)	(16.2)%
Amortization of intangible assets	13.4	14.0	(0.6)	(4.2)%
Operating profit	83.4	37.4	46.0	NM*
Income from unconsolidated affiliates	1.3	1.8	(0.5)	(29.0)%
Interest expense	(25.3)	(21.2)	(4.1)	(19.5)%
Income before income taxes	59.4	18.0	41.4	NM*
Income tax provision	(17.6)	(13.3)	(4.3)	(31.8)%
Net income	41.8	4.7	37.1	NM*
Other comprehensive income (loss)
Interest rate swaps	0.8	(12.4)	13.2	NM*
Foreign currency translation and other	(1.5)	2.7	(4.2)	NM*
Income tax (provision) / benefit	(0.2)	3.2	(3.4)	NM*
Comprehensive income (loss)	$41.0	$(1.8)	$42.8	NM*
*Not meaningful
Revenues
Revenues increased by $129.8 million, or 6.2%, to $2,224.0 million during the three months ended July 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 5.0% and acquisition growth of 1.2%. The organic revenue growth was due to net new business and expansion of business with existing customers among all our industry groups. The increase in revenues includes strategic pricing decisions for contract rebids within B&I and for select new wins within M&D, as well as higher project revenues due to the higher microgrid projects within Technical Solutions. Acquisition growth was driven by a $25.5 million revenue increase from the Quality Uptime and LMC acquisitions.
Operating Expenses
Operating expenses increased by $118.6 million, or 6.5%, to $1,949.6 million during the three months ended July 31, 2025, as compared to the prior year period. Gross margin decreased by 23 bps to 12.3% in the three months ended July 31, 2025, from 12.6% in the prior year period. The decrease in gross margin was primarily driven by strategic pricing decisions for contract rebids within B&I and select new wins within M&D as well as the management of contract escalation timing to maintain and expand certain customer accounts within B&I. This was partially offset by operational efficiencies within Aviation and Education and a decrease in the prior year insurance adjustment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $34.3 million, or 16.2%, to $177.5 million during the three months ended July 31, 2025, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•an absence of an adjustment to the contingent consideration related to the RavenVolt Acquisition as compared to a $36.0 million fair value adjustment to increase the contingent consideration recorded during the three months ended July 31, 2024.

The decrease was partially offset by:
•an $11.1 million increase in compensation and related expenses primarily due to higher salaries and headcount expansion from recent acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.6 million, or 4.2%, to $13.4 million during the three months ended July 31, 2025, as compared to the prior year period. The decrease was primarily due to the lower amortization of intangibles, primarily intangibles acquired as part of the Able and GCA acquisitions, partially offset by amortization of intangibles from the Quality Uptime and LMC acquisitions.
Interest Expense
Interest expense increased by $4.1 million, or 19.5%, to $25.3 million during the three months ended July 31, 2025, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility to fund working capital requirements due to the transition to the Company’s new ERP system for our B&I and M&D segments that temporarily delayed invoicing to certain clients within these industry groups in the first half of 2025, and payment of the $75.0 million contingent consideration liability related to the RavenVolt Acquisition.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended July 31, 2025, and July 31, 2024, were 29.6% and 74.0%, respectively, resulting in provisions for taxes of $17.6 million and $13.3 million, respectively.
Our effective tax rate for the three months ended July 31, 2025, was not impacted by any significant discrete items. Our effective tax rate for the three months ended July 31, 2024, was impacted by discrete items related to energy efficiency incentives and the non-taxable change in the fair value of the contingent consideration related to the RavenVolt Acquisition.
Interest Rate Swaps
We had a gain of $0.8 million on interest rate swaps during the three months ended July 31, 2025, as compared to a loss of $12.4 million during the three months ended July 31, 2024, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $1.5 million during the three months ended July 31, 2025, as compared to a foreign currency translation gain of $2.7 million during the three months ended July 31, 2024. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
(in millions)	2025	2024	Increase / (Decrease)
Revenues
Business & Industry	$1,038.7	$1,010.6	$28.1	2.8%
Manufacturing & Distribution	408.9	377.1	31.8	8.4%
Aviation	291.8	268.4	23.4	8.7%
Education	235.1	228.3	6.8	3.0%
Technical Solutions	249.5	209.7	39.8	19.0%
	$2,224.0	$2,094.2	$129.8	6.2%
Operating profit
Business & Industry	$73.8	$77.8	$(4.0)	(5.2)%
Operating profit margin	7.1%	7.7%	(60) bps
Manufacturing & Distribution	36.4	40.9	(4.5)	(11.1)%
Operating profit margin	8.9%	10.9%	(196) bps
Aviation	19.7	17.8	1.9	11.0%
Operating profit margin	6.8%	6.6%	14 bps
Education	21.1	18.0	3.1	17.2%
Operating profit margin	9.0%	7.9%	109 bps
Technical Solutions	19.4	17.9	1.5	8.5%
Operating profit margin	7.8%	8.5%	(75) bps
Corporate	(85.7)	(130.6)	44.9	34.4%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.3)	(1.8)	0.5	29.0%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(2.6)	2.6	NM*
	$83.4	$37.4	$46.0	123.0%
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$1,038.7	$1,010.6	$28.1	2.8%
Operating profit	73.8	77.8	(4.0)	(5.2)%
Operating profit margin	7.1%	7.7%	(60) bps
B&I revenues increased by $28.1 million, or 2.8%, to $1,038.7 million during the three months ended July 31, 2025, as compared to the prior year period. The revenue increase was primarily driven by client expansions both domestic and international. This includes strategic pricing decisions for contract rebids and proactive extensions, as well as higher volumes in our sports and entertainment business. Management reimbursement revenues for this segment totaled $75.4 million and $69.9 million for the three months ended July 31, 2025 and 2024, respectively.
Operating profit decreased by $4.0 million, or 5.2%, to $73.8 million during the three months ended July 31, 2025, as compared to the prior year period. Operating profit margin decreased by 60 bps to 7.1% in the three months ended July 31, 2025, from 7.7% in the prior year period. The decrease in operating profit margin was primarily driven by strategic pricing decisions for contract rebids and proactive extensions, combined with managing contract escalation timing to maintain and expand certain customer accounts.

Manufacturing & Distribution
	Three Months Ended July 31,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$408.9	$377.1	$31.8	8.4%
Operating profit	36.4	40.9	(4.5)	(11.1)%
Operating profit margin	8.9%	10.9%	(196) bps
M&D revenues increased by $31.8 million, or 8.4%, to $408.9 million during the three months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing clients and new business wins, including strategic pricing decisions for select new wins. This was partially offset by a loss of a certain customer in the first quarter of 2025.
Operating profit decreased by $4.5 million, or 11.1%, to $36.4 million during the three months ended July 31, 2025, as compared to the prior year period. Operating profit margin decreased by 196 bps to 8.9% in the three months ended July 31, 2025, from 10.9% in the prior year period. The decrease in operating profit margin was primarily attributable to strategic pricing on select new wins, and investments made in the fourth quarter of 2024 to hire certain technical expertise to support future growth.

Aviation
	Three Months Ended July 31,
($ in millions)	2025	2024	Increase
Revenues	$291.8	$268.4	$23.4	8.7%
Operating profit	19.7	17.8	1.9	11.0%
Operating profit margin	6.8%	6.6%	14 bps
Aviation revenues increased by $23.4 million, or 8.7%, to $291.8 million during the three months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients both domestically and internationally. Management reimbursement revenues for this segment totaled $13.3 million and $9.6 million for the three months ended July 31, 2025 and 2024, respectively.
Operating profit increased by $1.9 million, or 11.0%, to $19.7 million for the three months ended July 31, 2025, as compared to the prior year period. Operating profit margin increased by 14 bps to 6.8% in the three months ended July 31, 2025. The operating profit margin increased primarily due to contract mix and operational efficiencies, particularly in managing overhead costs, partially offset by weather-related inefficiencies.

Education
	Three Months Ended July 31,
($ in millions)	2025	2024	Increase
Revenues	$235.1	$228.3	$6.8	3.0%
Operating profit	21.1	18.0	3.1	17.2%
Operating profit margin	9.0%	7.9%	109 bps
Education revenues increased by $6.8 million, or 3.0%, to $235.1 million during the three months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributable to net new business and scope expansions with the existing clients.
Operating profit increased by $3.1 million, or 17.2%, to $21.1 million for the three months ended July 31, 2025, as compared to the prior year period. Operating profit margin increased by 109 bps to 9.0% in the three months ended July 31, 2025, from 7.9% in the prior year period. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, materials and supplies, and general and administrative headcount.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$249.5	$209.7	$39.8	19.0%
Operating profit	19.4	17.9	1.5	8.5%
Operating profit margin	7.8%	8.5%	(75) bps
Technical Solutions revenues increased by $39.8 million, or 19.0%, to $249.5 million during the three months ended July 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 6.8% and acquisition growth of 12.2%. The organic revenue growth was primarily driven by higher project revenues due to the microgrid projects as well as certain infrastructure solutions projects, partially offset by a decrease in electric vehicle charging station revenues. Acquisition growth was driven by a $25.5 million revenue increase from the Quality Uptime and LMC acquisitions.
Operating profit increased by $1.5 million, or 8.5%, to $19.4 million during the three months ended July 31, 2025, as compared to the prior year period. Operating profit margin decreased by 75 bps to 7.8% in the three months ended July 31, 2025, from 8.5% in the prior year period. The decrease in operating profit margin was primarily attributable to service mix and higher amortization of intangible assets.

Corporate
	Three Months Ended July 31,
($ in millions)	2025	2024	Decrease
Corporate expenses	$(85.7)	$(130.6)	$44.9	34.4%
Corporate expenses decreased by $44.9 million, or 34.4%, to $85.7 million during the three months ended July 31, 2025, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•an absence of an adjustment to the contingent consideration related to the RavenVolt Acquisition as compared to a $36.0 million fair value adjustment to increase the contingent consideration recorded during the three months ended July 31, 2024; and
•a $7.1 million decrease in unfavorable self-insurance reserve adjustment as a result of actuarial evaluations completed.
The decrease was partially offset by:
•a $4.2 million increase in compensation and related expenses primarily due to higher salaries and headcount expansion from recent acquisitions.

Results of Operations

Nine Months Ended July 31, 2025, Compared with the Nine Months Ended July 31, 2024
Consolidated

	Nine Months Ended July 31,
(in millions)	2025	2024	Increase / (Decrease)
Revenues	$6,450.5	$6,182.0	$268.5	4.3%
Operating expenses	5,645.7	5,420.8	224.9	4.1%
Gross margin	12.5%	12.3%	16 bps
Selling, general and administrative expenses	521.7	526.3	(4.6)	(0.9)%
Amortization of intangible assets	39.9	42.2	(2.3)	(5.5)%
Operating profit	243.3	192.8	50.5	26.2%
Income from unconsolidated affiliates	3.4	4.7	(1.3)	(28.4)%
Interest expense	(72.1)	(63.1)	(9.0)	(14.2)%
Income before income taxes	174.6	134.4	40.2	29.9%
Income tax provision	(47.0)	(41.3)	(5.7)	(13.8)%
Net income	127.6	93.1	34.5	37.0%
Other comprehensive income (loss)
Interest rate swaps	(5.7)	(18.1)	12.4	(68.6)%
Foreign currency translation and other	5.2	6.4	(1.2)	(18.8)%
Income tax benefit	1.5	4.7	(3.2)	(68.9)%
Comprehensive income	$128.6	$86.1	$42.5	49.3%
*Not meaningful
Revenues
Revenues increased by $268.5 million, or 4.3%, to $6,450.5 million during the nine months ended July 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 3.4% and acquisition growth of 0.9%. The organic revenue growth was primarily driven by higher project revenues due to the higher microgrid projects within Technical Solutions and the net new business and expansion of business with existing customers within Aviation, B&I, M&D, and Education, partially offset by strategic pricing decisions, including for contract rebids within B&I and for new wins within M&D. Acquisition growth was driven by a $54.8 million revenue increase from the Quality Uptime and LMC acquisitions.
Operating Expenses
Operating expenses increased by $224.9 million, or 4.1%, to $5,645.7 million during the nine months ended July 31, 2025, as compared to the prior year period. Gross margin increased by 16 bps to 12.5% in the nine months ended July 31, 2025, from 12.3% in the nine months ended July 31, 2024. The increase in gross margin was primarily driven by operational efficiencies within Aviation and Education and a decrease in prior year insurance adjustment, partially offset by strategic pricing decisions for contract rebids and proactive extensions combined with managing contract escalation timing to maintain and expand certain customer accounts within B&I and strategic pricing on select new wins within M&D.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $4.6 million, or 0.9%, to $521.7 million during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:
•an absence of an adjustment to the contingent consideration related to the RavenVolt Acquisition as compared to a $36.0 million fair value adjustment to increase the contingent consideration recorded during the three months ended July 31, 2024.

The decrease was partially offset by:
•a $24.8 million increase in compensation and related expenses primarily due to higher salaries, certain incentive plans, headcount expansion from recent acquisitions, and ongoing business growth; and
•a $6.4 million increase in costs associated with systems’ go-live.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.3 million, or 5.5%, to $39.9 million during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. This decrease was due to lower amortization of intangibles, primarily intangibles acquired as part of the Able and GCA acquisitions, partially offset by amortization of intangibles from the Quality Uptime and LMC acquisitions.
Interest Expense
Interest expense increased by $9.0 million to $72.1 million during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. The increase was driven by higher borrowings from our Amended Credit Facility to fund working capital requirements.
Income Taxes from Operations
Our effective tax rates on income from operations for the nine months ended July 31, 2025, and July 31, 2024, were 26.9% and 30.7%, respectively, resulting in provisions for taxes of $47.0 million and $41.3 million, respectively.
Our effective tax rate for the nine months ended July 31, 2025, benefited from discrete items, primarily from a return to provision adjustments related to our non-U.S. operations. Our effective tax rate for the nine months ended July 31, 2024, was impacted by discrete items, primarily from a change for uncertain tax positions, energy efficiency incentives, a return to provision adjustment related to our non-U.S. operations, a benefit for share-based compensation, and the non-taxable change in fair value of the contingent consideration related to the RavenVolt Acquisition.
Interest Rate Swaps
We had a loss of $5.7 million during the nine months ended July 31, 2025, as compared to a loss of $18.1 million during the nine months ended July 31, 2024, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $5.2 million during the nine months ended July 31, 2025, as compared to a foreign currency translation gain of $6.4 million during the nine months ended July 31, 2024. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
(in millions)	2025	2024	Increase / (Decrease)
Revenues
Business & Industry	$3,077.2	$3,033.4	$43.8	1.4%
Manufacturing & Distribution	1,201.2	1,166.6	34.6	3.0%
Aviation	822.0	756.1	65.9	8.7%
Education	688.2	674.0	14.2	2.1%
Technical Solutions	662.0	551.9	110.1	20.0%
	$6,450.5	$6,182.0	$268.5	4.3%
Operating profit
Business & Industry	$236.2	$235.0	$1.2	0.5%
Operating profit margin	7.7%	7.7%	(7) bps
Manufacturing & Distribution	115.6	125.9	(10.3)	(8.1)%
Operating profit margin	9.6%	10.8%	(116) bps
Aviation	48.4	40.6	7.8	19.5%
Operating profit margin	5.9%	5.4%	53 bps
Education	48.9	42.3	6.6	15.6%
Operating profit margin	7.1%	6.3%	83 bps
Technical Solutions	49.4	41.4	8.0	19.4%
Operating profit margin	7.5%	7.5%	(4) bps
Corporate	(251.8)	(285.0)	33.2	11.6%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(3.4)	(4.7)	1.3	28.4%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.1)	(2.6)	2.5	NM*
	$243.3	$192.8	$50.5	26.2%
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$3,077.2	$3,033.4	$43.8	1.4%
Operating profit	236.2	235.0	1.2	0.5%
Operating profit margin	7.7%	7.7%	(7) bps
B&I revenues increased by $43.8 million, or 1.4%, to $3,077.2 million during the nine months ended July 31, 2025, as compared to the prior year period. The revenue increase was primarily driven by client expansions both domestic and international, partially offset by strategic pricing decisions for contract rebids and attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $218.4 million and $209.0 million for the nine months ended July 31, 2025 and 2024, respectively.
Operating profit increased by $1.2 million, or 0.5%, to $236.2 million during the nine months ended July 31, 2025, as compared to the prior year period. Operating profit margin decreased by 7 bps to 7.7% in the nine months ended July 31, 2025, from 7.7% in the nine months ended July 31, 2024. The decrease in operating profit margin was primarily driven by strategic pricing decisions for contract rebids and proactive extensions combined with managing contract escalation timing to maintain and expand certain customer accounts, partially offset by lower amortization of intangible assets.

Manufacturing & Distribution
	Nine Months Ended July 31,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$1,201.2	$1,166.6	$34.6	3.0%
Operating profit	115.6	125.9	(10.3)	(8.1)%
Operating profit margin	9.6%	10.8%	(116) bps
M&D revenues increased by $34.6 million, or 3.0%, to $1,201.2 million during the nine months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing clients and new business wins, including strategic pricing decisions for select new wins. This was partially offset by a loss of a certain customer in the first quarter of 2025.
Operating profit decreased by $10.3 million, or 8.1%, to $115.6 million during the nine months ended July 31, 2025, as compared to the prior year period. Operating profit margin decreased by 116 bps to 9.6% in the nine months ended July 31, 2025, from 10.8% in the nine months ended July 31, 2024. The decrease in operating profit margin was primarily attributable to strategic pricing on select new wins and investments made in the fourth quarter of 2024 to hire certain technical expertise to support future growth.

Aviation
	Nine Months Ended July 31,
($ in millions)	2025	2024	Increase
Revenues	$822.0	$756.1	$65.9	8.7%
Operating profit	48.4	40.6	7.8	19.5%
Operating profit margin	5.9%	5.4%	53 bps
Aviation revenues increased by $65.9 million, or 8.7%, to $822.0 million during the nine months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients both domestically and internationally. Management reimbursement revenues for this segment totaled $36.5 million and $27.3 million for the nine months ended July 31, 2025 and 2024, respectively.
Operating profit increased by $7.8 million, or 19.5%, to $48.4 million during the nine months ended July 31, 2025, as compared to the prior year period. Operating profit margin increased by 53 bps to 5.9% in the nine months ended July 31, 2025, from 5.4% in the nine months ended July 31, 2024. The increase was primarily attributable to contract mix and operational efficiencies, particularly in managing overhead costs, partially offset by base wage increases.

Education
	Nine Months Ended July 31,
($ in millions)	2025	2024	Increase
Revenues	$688.2	$674.0	$14.2	2.1%
Operating profit	48.9	42.3	6.6	15.6%
Operating profit margin	7.1%	6.3%	83 bps
Education revenues increased by $14.2 million, or 2.1%, to $688.2 million during the nine months ended July 31, 2025, as compared to the prior year period. The increase was primarily attributable to net new business and expansion of business with existing customers.
Operating profit increased by $6.6 million, or 15.6%, during the nine months ended July 31, 2025, as compared to the prior year period. Operating profit margin increased by 83 bps to 7.1% in the nine months ended July 31, 2025, from 6.3% in the nine months ended July 31, 2024. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, materials and supplies, and general and administrative headcount, partially offset by base wage increases.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2025	2024	Increase / (Decrease)
Revenues	$662.0	$551.9	$110.1	20.0%
Operating profit	49.4	41.4	8.0	19.4%
Operating profit margin	7.5%	7.5%	(4) bps
Technical Solutions revenues increased by $110.1 million, or 20.0%, to $662.0 million during the nine months ended July 31, 2025, as compared to the prior year period. Revenue growth was comprised of organic growth of 10.0% and acquisition growth of 10.0%. The organic revenue increase was primarily driven by higher project revenues due to the higher microgrid systems projects, partially offset by a decrease in electric vehicle charging station revenues. Acquisition growth was driven by a $54.8 million revenue increase from the Quality Uptime and LMC acquisitions.
Operating profit increased by $8.0 million, or 19.4%, to $49.4 million during the nine months ended July 31, 2025, as compared to the prior year period. Operating profit margin decreased by 4 bps to 7.5% in the nine months ended July 31, 2025, from 7.5% in the nine months ended July 31, 2024. The decrease in operating profit margin was primarily attributable to higher amortization of intangible assets.

Corporate
	Nine Months Ended July 31,
($ in millions)	2025	2024	Decrease
Corporate expenses	$(251.8)	$(285.0)	$33.2	11.6%
    Corporate expenses decreased by $33.2 million, or 11.6%, to $251.8 million during the nine months ended July 31, 2025, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•an absence of an adjustment to the contingent consideration related to the RavenVolt Acquisition as compared to a $36.0 million fair value adjustment to increase the contingent consideration recorded during the three months ended July 31, 2024; and
•a $16.8 million decrease in unfavorable self-insurance reserve adjustment as a result of actuarial evaluations completed.
This decrease was partially offset by:
•a $9.7 million increase in compensation and related expenses primarily due to higher salaries and headcount expansion from recent acquisitions; and
•a $5.4 million increase in costs associated with systems’ go-live.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2025, we were in compliance with these covenants.
During the three and nine months ended July 31, 2025, we made principal payments under the term loan of $7.5 million and $15.6 million, respectively. At July 31, 2025, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.5 billion and $29.7 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 6.09%. At July 31, 2025, we had up to $621.7 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under the share repurchase program during the three and nine months ended July 31, 2025, as summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2025, authorization for $106.1 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended July 31, 2025	Nine Months Ended July 31, 2025
Total number of shares purchased	0.56	0.97
Average price paid per share(1)	$48.77	$49.82
Total cash paid for share repurchases(1)	$27.1	$48.3

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.

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

	Nine Months Ended July 31,
(in millions)	2025	2024
Net cash provided by operating activities	$101.0	$196.3
Net cash used in investing activities	(74.8)	(157.9)
Net cash used in financing activities	(22.5)	(23.0)
Operating Activities
Net cash provided by operating activities was $101.0 million and $196.3 million during the nine months ended July 31, 2025, and July 31, 2024, respectively. The decrease was primarily driven by an increase in working capital requirements due to the transition to the Company’s new ERP system for our B&I and M&D segments that temporarily delayed invoicing to certain clients within these industry groups in the first half of 2025. There has been significant improvement in operating cash flows during the third quarter, and we anticipate full normalization in the fourth quarter. In addition, we made a $75.0 million payment for contingent consideration related to the RavenVolt Acquisition, of which $16.0 million was classified as an operating cash outflow during the nine months ended July 31, 2025.
Investing Activities
Net cash used in investing activities decreased by $83.1 million during the nine months ended July 31, 2025, as compared to the prior year period. This quarter’s activity was primarily related to purchases of property, plant and equipment and payment for the LMC Acquisition.
Financing Activities
Net cash used in financing activities was $22.5 million and $23.0 million during the nine months ended July 31, 2025, and July 31, 2024, respectively. This quarter’s activity was primarily related to an increase in share repurchases and a $75.0 million payment for contingent consideration related to the RavenVolt Acquisition, of which $59.0 million was classified as a financing cash outflow during the nine months ended July 31, 2025. This was partially offset by higher net borrowings from our Amended Credit Facility.
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
This ASU, issued in November 2023, improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment profit and loss, as well as the total amount of any other items included in segment operating results that were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. The amended disclosure requirements are required to be applied retrospectively. Beginning with the Company’s Form 10-K that will be filed for the annual period ending October 31, 2025, this ASU will result in expanded disclosures related to each reportable segment, but will have no impact on the Company’s financial position or results of operations.
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
There were no other changes in our internal control over financial reporting during the third quarter of 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2025:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
5/1/2025 – 5/31/2025	—	$—	—	$133.2
6/1/2025– 6/30/2025	—	$—	—	$133.2
7/1/2025 – 7/31/2025	0.56	$48.77	0.56	$106.1
Total	0.56	$48.77	0.56

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended July 31, 2025, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Raul Valentin, Executive Vice President and Chief Human Resources Officer	Adoption	July 15, 2025	X	-	1,639 shares of common stock	-	From October 14, 2025, until the earlier of (i) the date when all the shares under the plan are sold and (ii) April 13, 2026

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.

‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

September 5, 2025	/s/ David M. Orr
David M. Orr Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 5, 2025	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)