Form 10-K
period 2025-10-31
ABM INDUSTRIES INC /DE/
filed 2025-12-19
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025
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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2025, as reported on the New York Stock Exchange on that date: $2,989,420,395

Number of shares of the registrant’s common stock outstanding as of December 18, 2025: 60,177,625
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS.
General
ABM Industries Incorporated, which operates through its subsidiaries (collectively referred to as “ABM,” “we,” “us,” “our,” or the “Company”), is a leading provider of facility maintenance, engineering and infrastructure solutions with a mission to make a difference, every person, every day. Our history dates back to 1909, when American Building Maintenance Company began as a window washing company in San Francisco with one employee. In 1985, we were incorporated in Delaware under the name American Building Maintenance Industries, Inc., as the successor to the business originally founded in 1909. In 1994, we changed our name to ABM Industries Incorporated. Since that time, we have grown into a multi-segment facility solutions company, primarily through strategic acquisitions and new service offerings, increasing our revenue to more than $8.5 billion.

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

In 2017, we acquired GCA Services Group (“GCA”), a provider of integrated facility services to educational institutions and commercial facilities representing the largest acquisition in ABM history. The acquisition accelerated the Company’s position as a leading facility solutions provider in the education market.
In 2021, we acquired Crown Building Maintenance Co. and Crown Energy Services, Inc. (collectively, “Able”), a leading facilities services company headquartered in San Francisco, California, with the goal to provide additional scaling to the Company’s core businesses and key geographies and to bolster ABM’s janitorial and facilities services service lines. In addition, the acquisition of Able further expanded ABM’s sustainability and energy efficiency offerings amid growing demand for environmentally responsible solutions.
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
In 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an independent uninterrupted power supply system (“UPS”) maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities across the United States. With the addition of Quality Uptime, we now offer comprehensive and complementary critical infrastructure solutions for data centers and similar crucial facilities, including electrical testing, electrical switchgear maintenance, breaker testing, UPS service and maintenance, and battery and power distribution unit service and maintenance.
In 2025, we acquired LMC FM Limited (“LMC”), a Dublin-based facilities services company with coverage across Ireland.
The acquisitions and divestitures we have made since 2015 largely reflect strategies first introduced in our 2020 Vision initiative and strategies included in our follow-on strategic modernization plan called ELEVATE, which was introduced in 2021 and is described below.
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
Strategic Transformation and Systems Modernization Plan
In 2021, ABM launched its multiyear ELEVATE transformation and systems modernization plan to strengthen our industry leadership, enhance our core service capabilities, and modernize ABM’s systems, processes, and tools — with a goal of advancing data integrity, technology enablement, and operational consistency to support long-term growth and value creation.
As this work progresses, ABM is entering a phase of turning modernization efforts into measurable performance improvements across our enterprise.
Looking ahead, ABM will continue to advance this transformation and modernization program where appropriate while optimizing systems and processes company-wide that we expect to drive performance, strengthen client trust, and create long-term value for shareholders.

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
Energy Savings Contracts and Fixed-Price Repair and Refurbishment
Under these arrangements, we agree to develop, design, engineer, and construct various types of energy saving projects. Additionally, as part of infrastructure solutions arrangements, we guarantee the project will satisfy agreed-upon performance standards. The client agrees to pay us based on a predetermined contractual milestone schedule.

Franchise	We franchise certain engineering services through individual and area franchises under the Linc Service and TEGG brands, which are part of ABM Technical Solutions.
Microgrid and Uninterrupted Power Supply Systems Installation
Under these arrangements, we provide electrical contracting services for energy-related products such as design, installation and maintenance of distributed generation equipment, UPS systems, power distribution units, and other specialized electric trades. The client agrees to pay us based on a predetermined contractual milestone schedule.

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

M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus, that are obtained through a competitive bid process as well as pursuant to work orders. One client accounted for approximately 32% of revenues for this segment in 2025.

Aviation provides comprehensive support services to airlines and airports, including parking and transportation management, janitorial and maintenance services, passenger assistance, catering logistics, aircraft cabin maintenance, and transportation solutions. We typically provide services to clients in this segment under master services agreements. These agreements are typically re-bid upon renewal and are generally structured as monthly fixed-price, square-foot, cost-plus, parking, transaction-price, and hourly arrangements. Two clients accounted for approximately 27% of revenues for this segment in 2025.

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

Technical Solutions specializes in comprehensive facility infrastructure services, including mechanical and electrical systems, as well as design, installation, and maintenance of microgrid systems encompassing UPS systems, power distribution units and EV charging stations. These offerings are strategically leveraged for cross-selling across all our industry groups, both domestically and internationally. Contracts for this segment are generally structured as electrical contracting services for energy related products. One client accounted for approximately 30% of revenues for this segment in 2025.

Service Marks, Trademarks, and Trade Names
We hold various service marks, trademarks, and/or trade names, such as “ABM,” “ABM Building Value,” “ABM GreenCare,” “ABM EnhancedClean,” “ABM EnhancedFacility,” “Linc Service,” “TEGG,” “ABM Connect,” “ABMVantage,” “RavenVolt,” and “Driving Possibility, Together,” which we deem important to our marketing activities, to our business, and, in some cases, to the franchising activities conducted by our Technical Solutions segment.
Dependence on Significant Client
No single client accounted for more than 10% of our consolidated revenues during 2025, 2024, or 2023.
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
Corporate Responsibility Strategy and Oversight
Corporate responsibility is central to how we operate and deliver for our stakeholders. With more than 110 years of experience, ABM integrates responsible and community-minded business practices across its operations to create long-term value for shareholders, employees, clients, and the communities we serve. Our mission to make a difference, every person, every day — and our values of respect, excellence, integrity, innovation, trust, and collaboration guide our actions.
Our corporate responsibility strategy is built around three core pillars: environmental stewardship, our workforce, and responsible business practices.
•Environmental stewardship focuses on integrating technologies and practices that reduce environmental impact for us and our clients, improve energy efficiency, and promote responsible use of resources.
•Our workforce emphasizes a people-centered culture that values, develops, and empowers employees while fostering inclusion, safety, and community engagement through programs such as ABM Cares.
•Responsible business practices ensure operations are conducted ethically and transparently through strong governance, compliance, and supply chain integrity.
Our Board of Directors and its committees oversee corporate responsibility-related risks and priorities. The Board’s Governance Committee is responsible for oversight of the Company’s corporate governance and overall corporate-responsibility framework. The Board’s Stakeholder and Enterprise Risk Committee is responsible for oversight of the Company’s programs, policies, and practices related to environmental, social, and stakeholder matters that may impact the

Company’s business and key stakeholders, as well as of the Company’s execution of its enterprise risk management program.
ABM’s cross-functional teams, including representatives from sustainability, human resources, legal, procurement, operations, and communications, are responsible for advancing the Company’s Corporate Responsibility initiative across the enterprise. These teams regularly present to the Board of Directors’ Stakeholder and Enterprise Risk Committee. In 2024, we established a management-level Sustainability Committee to integrate sustainability capabilities across business functions and client offerings and to support innovation and measurable impact.
Since 2011, ABM has voluntarily published an annual Corporate Responsibility Report, aligned with GRI, SASB, and IFRS Sustainability Disclosure Standards, to communicate our performance, progress, and goals.
Additional information is available in the Human Capital section of this report and on the Company’s website under Corporate Responsibility.
Human Capital
Given that ABM is a widely distributed solutions and service-oriented business, our employees are the driving force behind our success, and we believe our ability to attract, develop, and retain our employees at all levels of our organization has a direct impact on client satisfaction and our ability to grow the Company. To succeed in a competitive labor market, we have developed key recruitment and retention strategies, objectives, and measures that we focus on as part of the overall management of our business. These strategies, objectives, and measures form the pillars of our human capital management framework and are advanced through the programs, policies, and initiatives described below.
Direct labor costs represented 68% of our total revenue for 2025. As of October 31, 2025, we employed approximately 113,000 employees, of whom approximately 51,000, or 45%, were subject to various local collective bargaining agreements. As of October 31, 2025, our frontline employees represented 92% of our total workforce, while staff and management employees represented the other 8%.
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
Business ethics
Our Code of Business Conduct drives the application of our core values of respect, integrity, collaboration, innovation, trust, and excellence throughout our operations. Our Code of Business Conduct serves as a critical tool to help all ABM employees to recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. We provide comprehensive annual training and certification programs on our Code of Business Conduct for our Board of Directors and all of our staff and management employees.
Human resources, hiring, and training
With a team of approximately 113,000 employees across the United States, UK, Ireland, and other locations, we continue to enhance our hiring, training, and development practices to support an engaged workforce. We utilize regional recruitment strategies, applicant-tracking technology, and analytics tools to improve efficiency and consistency in our human capital processes, with particular focus on attracting, retaining, and developing our frontline employees, who represent the majority of our workforce.
We continue to invest in employee growth and leadership development programs such as our Frontline Leader Essentials Program and Leadership Foundations, which build supervisory and management skills across our frontline workforce. For middle- and senior-level leaders, our Leadership Academy focuses on strengthening operational and leadership capabilities across the enterprise.
Our online training platform, ABM University, provides employees access to a wide range of on-demand courses and development resources. Frontline employees also receive role-specific, on-the-job training to ensure safe, efficient, and high-quality service delivery for our clients.

Compensation and employee benefits
We offer competitive wages and salaries in our served markets, and full-time employees have access to an array of health and wellness benefits, including medical, dental, vision, disability, basic and voluntary life and AD&D insurance, 401K employee savings and an employee stock purchase plan, a 24/7 employee assistance program, healthcare flexible spending accounts, telemedicine options, legal support, as well as commuter, fitness, and other discount programs.
Labor relations
With approximately 51,000 union-represented employees, we are party to more than 300 collective bargaining agreements nationwide, with more than 20 major labor unions. Our collective bargaining agreements include regional multiemployer agreements covering thousands of employees, as well as localized site agreements covering smaller groups. We strive to engage with our labor partners in an atmosphere of mutual respect and seek to resolve disputes in a fair and equitable manner.
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
Our “Think Safe, Act Safe, Be Safe” approach to safety includes establishing a safety mindset from day one of employment. This safety culture is continuously reinforced through daily moments for safety messaging, relevant monthly training topics, and unique programs and materials created for our employees.
One of the cornerstones of our “Think Safe, Act Safe, Be Safe” program is designed to help leaders identify workplace hazards and implement changes to prevent accident or injury. In our frontline leader training, participants are guided in creating a culture of safety and provided guidance on practices to support our employees receiving the right care at the right time to expedite their recovery.
Culture
With a widely distributed workforce serving over 20,000 clients across multiple nations and geographic regions, ABM’s culture — and the employee experience it enables — remains critical to attracting, retaining, and engaging top talent. The Company continues to strengthen a culture of inclusion and belonging for all employees, where individuals from all backgrounds are empowered to contribute fully, develop their capabilities, and advance their careers. We believe our enterprise-wide focus on our culture enhances engagement, safety, and innovation — key drivers of operational excellence and long-term value creation.
Guided by our mission and values, ABM’s inclusion strategy is activated through its Culture & Inclusion Council, as well as Impact Groups, which are accessible to all employees, with executive sponsorship from ABM’s President, Chief Executive Officer, and Chief Human Resources Officer.
Beyond our internal workforce, our culture of care extends to the communities we serve. Through the ABM Cares program, employees participate in volunteer initiatives, local partnerships, and charitable giving that strengthen community ties and reflect the Company’s mission of “making a difference every person, every day.” The recently launched ABM Team Member Relief Fund further demonstrates this commitment by providing financial support to employees facing unexpected personal or natural disaster-related hardships.
Additionally, ABM is an Equal Opportunity and Affirmative Action employer in compliance with the requirements of Executive Order 11246, the Rehabilitation Act of 1973, and the Vietnam Era Veterans’ Readjustment Assistance Act.

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
Executive Officers of Registrant

Executive Officers on December 19, 2025

Name	Age	Principal Occupations and Business Experience
Scott Salmirs	63	President and Chief Executive Officer of ABM since March 2015; Executive Vice President of ABM from September 2014 to March 2015, with global responsibility for ABM’s Aviation division and all international activities; Executive Vice President of ABM’s Onsite Services division focused on the Northeast from 2003 to September 2014; Member of the Board of Directors of ABM since January 2015.
David M. Orr	51
Executive Vice President and Chief Financial Officer since June 10, 2025; Senior Vice President, Financial Planning and Analysis from November 2015 to June 2025; Vice President, Strategic Solutions, from October 2008 to November 2015; Vice President, Finance & Administration, from July 2005 to October 2008.

Rene Jacobsen	64
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

Sean M. Mahoney	59	Executive Vice President and President, Sales and Marketing of ABM since November 2020; Senior Vice President, Sales of ABM from August 2017 to October 2020; Vice President, Sales of Honeywell from July 2015 to July 2017.
Miranda R. Tolar	50
Executive Vice President and General Counsel of ABM since January 1, 2025; Senior Vice President and Deputy General Counsel, from March 2011 to December 2024; Partner at Locke Lord LLP, from October 2009 to March 2011.

Raúl Valentín	62
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

Dean A. Chin	57
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
We employ approximately 113,000 persons, and our operations depend on the services of a large and diverse workforce. We must attract, train, and retain a large and growing number of qualified employees while controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for similarly skilled employees. Meaningful labor shortages, inflationary pressures on wages, and/or increased turnover rates within our employee base could lead to increased costs, such as increased overtime incurred and/or increased usage of temporary labor to meet the demands of our customers, as well as increased wage rates to attract and retain employees. Further, many of our contracts provide that our clients pay certain costs at specified rates, such as insurance, healthcare costs, salary and salary-related expenses, and other costs. If actual costs exceed the rates specified in the contracts, our profitability may be negatively impacted. There is no assurance that in the future we will be able to attract or retain qualified employees or effectively manage labor and benefit costs, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Investments in and changes to our businesses, operating structure, or personnel relating to our strategic initiatives, including the implementation of strategic transformations, enhanced business processes, and technology initiatives, may not have the desired effects on our financial condition and results of operations.
We have made significant investments and expect to make additional investments in various initiatives intended to drive long-term profitable growth and increase operational efficiency. These investments in and changes to our business systems and processes may not create the growth, operational efficiencies, competitive advantage, or cost benefits that we expect and could result in unanticipated consequences, including disruptions to our back-office operations and service delivery. Moreover, the execution and/or benefits of our strategic initiatives may not be realized on the expected timeline and/or may result in expenses in excess of what is currently forecast, which could negatively affect our financial condition.
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
Risks Relating to Acquisitions, including the WGNSTAR Acquisition, Divestitures, or Strategic Transactions
Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
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

We may not realize the growth opportunities and synergies that are anticipated from the WGNSTAR Acquisition.

The benefits that are expected to result from the WGNSTAR Acquisition, which we expect to be consummated in the first half of 2026, will depend, in part, on our ability to realize the anticipated growth opportunities and the realization of anticipated cost and revenue synergies. Maintaining strong relationships with acquired clients and retaining talented employees will also be critical to realizing the acquisition’s benefits. Clients or key employees of WGNSTAR may decide not to continue their relationship with us after the acquisition is consummated. Any loss of significant WGNSTAR customers or the departure of key personnel could negatively impact the success of the acquisition and hinder our ability to achieve the expected benefits. Ultimately, if we fail to fully realize the expected growth opportunities, revenue synergies, or cost savings from the WGNSTAR Acquisition, it could negatively impact our business, financial condition, and results of operations.
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
At October 31, 2025, approximately 45% of our employees were subject to various local collective bargaining agreements, some of which will expire or become subject to renegotiation during 2026. In addition, at any given time we may face union organizing activity. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown, or other job actions at one or more of our locations. In a market where we are unionized but competitors are not unionized, we could lose clients to such competitors. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. Moreover, negotiating a first time collective bargaining agreement or renegotiating an existing agreement could result in increases in labor and benefits expenses that we may be unable to pass through to clients.
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
Any future interest rate increases would have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition, and may cause our customers to implement cost saving strategies that could reduce the demand of our services. In addition, increases in and/or elevated levels of our borrowings could adversely affect our results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

Item 1C. Cybersecurity
Risk Management and Strategy
ABM recognizes the importance of cybersecurity risk management, which is integrated within our overall enterprise risk management framework and is aligned with standard industry information security frameworks. Specifically, cybersecurity is one of the key risk topics covered within ABM’s enterprise risk framework through the Company’s regular identification, assessment, and reporting processes. Our internal information security program is managed by a dedicated team of cybersecurity professionals led by our Chief Information Security Officer, who reports to our Chief Information Officer.
We have implemented cross-functional cybersecurity processes, technologies, and controls to assess, identify, and mitigate cybersecurity-related risks, and to detect and prevent cybersecurity incidents. In evaluating cybersecurity incidents, management considers the potential impact on our results of operations, control framework, and financial condition, as well as the potential impact, on our business strategy or reputation.
We adhere to a risk-based, multilayered “defense in depth” strategy that incorporates multiple layers of security controls, including, but not limited to, security monitoring, endpoint protection, and identity and access management. Our processes are designed to oversee and identify material risks from cybersecurity threats associated with third-party technologies and systems, including those that leverage artificial intelligence. Where appropriate, these processes include pre-procurement assessments of contractual terms addressing cybersecurity and data protection, as well as reviews based on assessed vendor risk.
We regularly test and assess our systems and controls to evaluate the maturity and effectiveness of our information security program. We also regularly engage and retain expert independent external assessors and consultants to help continuously improve our security, posture, align with industry best practices, and evaluate external threats.
We provide regular, mandatory training for our employees regarding cybersecurity threats to raise awareness of how employees can help prevent and report potential cybersecurity incidents. We reinforce this training with periodic cybersecurity awareness reminders and phishing simulations.
Although the Company dedicates significant resources to protecting against cybersecurity risks, the Company has experienced, and expects to continue to be subject to, cybersecurity threats. To date, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, the Company continues to face cybersecurity risks such as those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and there can be no assurance that cybersecurity threats or incidents will not have a material adverse effect in the future. While we maintain cybersecurity risk insurance, such insurance may not be sufficient to cover all losses from cybersecurity incidents.
Governance
ABM’s management is responsible for the day-to-day administration of our cybersecurity policies, processes, practices, and risk management. Within management, the Company’s Chief Information Security Officer has specific responsibility for cybersecurity risk management and reports to our Chief Information Officer. Our Chief Information Security Officer meets regularly with our executive management team to review our cybersecurity programs, objectives, trends, and threats. Our Chief Information Officer has over 20 years of experience as a technology leader, with responsibilities for developing and executing technology strategies across diverse industries, including technology, commercial real estate, manufacturing, healthcare, and aviation. Our Chief Information Security Officer also has over 20 years of significant leadership experience in audit, risk, compliance, and security across complex global organizations and formerly served as Chief Information Security Officer at two Fortune 500 organizations.
Our Board of Directors oversees the Company’s risk management and strategy related to its cybersecurity and artificial intelligence (“AI”) programs, policies, and practices, including (i) the Company’s processes for assessing, identifying, managing, and mitigating material risks from cybersecurity and AI-related threats and emerging developments; (ii) whether any risks from cybersecurity threats or AI technologies have materially affected or are reasonably likely to materially affect the Company; (iii) the expertise of members of management with respect to assessing and managing risks from cybersecurity threats and AI technologies; and (iv) the Company’s disclosure controls and procedures with respect to material cybersecurity or AI-related risks and incidents. The Board of Directors is assisted by its Stakeholder and Enterprise Risk Committee, which oversees the Company’s enterprise risk management program and the identification, evaluation, and mitigation of stakeholder risks, including those relating to cybersecurity.
In addition, ABM maintains a monitoring system and escalation process to inform senior management and the Board of Directors of any potentially material cybersecurity issues. Specifically, our cybersecurity operations team monitors and reviews cybersecurity developments and threats, conducts initial assessments of these threats, and escalates any matter requiring senior management’s attention to our Chief Information Officer. We have also developed cyber incident response plans and related playbooks to guide the handling of information security incidents, outlining a coordinated approach to investigate, contain, and mitigate incidents. These response plans establish clear communication protocols for notifying senior management and other key stakeholders based on defined severity thresholds. Under these plans, any significant incident is escalated to a multifunctional materiality committee comprised of management representatives for information technology, legal, compliance, operations, finance, and accounting.
ABM’s Chief Information Officer and Chief Information Security Officer regularly provide reports and updates to other members of senior management, our Board of Directors, and our Board’s Stakeholder and Enterprise Risk Committee. In connection with these updates, our Board of Directors reviews the Company’s cybersecurity programs and oversees the Company’s efforts to continually enhance the Company’s cybersecurity posture and to mitigate related risks. The reports from ABM’s Chief Information Officer and Chief Information Security Officer also include updates on emerging trends and progress on overall enterprise cybersecurity priorities.
ITEM 2. PROPERTIES.
Our principal executive office is located at One Liberty Plaza, 7th Floor, New York, New York 10006.
Principal Properties as of October 31, 2025

Location	Character of Office	Approximate Square Feet	Lease Expiration Date, Unless Owned	Segment
Sugar Land, Texas	Enterprise Services	62,500	3/31/2028	All
Cumming, Georgia	Operations Support	57,637	1/31/2034	Technical Solutions
New York, New York	Corporate Headquarters	44,000	1/3/2032	Corporate and B&I
Tustin, California	Operations Support	40,000	7/31/2029	B&I and Technical Solutions
Atlanta, Georgia	Operations Support	37,000	10/31/2027	All
Chicago, Illinois	Operations Support	28,109	7/31/2034	B&I, EDU, and Corporate
Dallas, Texas	Warehouse and Operations Support	27,500	9/30/2028	Technical Solutions, B&I, Aviation, Corporate, and M&D
Los Angeles, California	Operations Support	25,722	11/30/2032	B&I
San Francisco, California	Operations Support	21,324	6/30/2029	B&I and Corporate
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

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to legal matters is set forth in Note 14, “Commitments and Contingencies,” in the Notes to consolidated financial statements (included in Part II., Item 8 of this Form 10-K) and is incorporated herein by reference.
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
At December 18, 2025, there were 2,666 registered holders of our common stock.
Common Stock Repurchases
Effective September 3, 2025, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. At October 31, 2025, authorization for $183.1 million of repurchases remained under the Share Repurchase Program.
Issuer Purchases of Equity Securities

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
8/1/2025 – 8/31/2025	0.49	$46.83	0.49	$83.1
9/1/2025 – 9/30/2025	—	$—	—	$233.1
10/1/2025 – 10/31/2025	1.10	$45.41	1.10	$183.1
Total	1.59	$45.84	1.59
(1) Average price paid per share does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
ABM Industries Incorporated
S&P 500 Index
S&P SmallCap 600 Index

	INDEXED RETURNS Years Ended October 31,
Company / Index	2020	2021	2022	2023	2024	2025
ABM Industries Incorporated	$100.0	$128.9	$132.8	$119.8	$164.7	$136.4
S&P 500 Index	100.0	142.9	122.0	134.4	185.5	225.3
S&P SmallCap 600 Index	100.0	158.9	140.2	129.4	168.3	177.5
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

Business Overview
ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day. Our principal operations are in the United States, and in 2025 our U.S. operations generated approximately 92% of our revenues.
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
ELEVATE Transformation
Through our ELEVATE strategy, as described in Item 1., “Business,” we continue to focus our efforts on:
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

Developments and Trends

Restructuring Program
In the fourth quarter of 2025, we launched a restructuring program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between our cost structure and strategic growth objectives. Once fully implemented in 2026, this program is expected to deliver approximately $35.0 million of annualized cost savings. During the fourth quarter of 2025, we recorded $13.4 million in restructuring charges related to these actions and expect to record additional $2.0 - $3.0 million in 2026.
We will continue to review our overhead and cost structure for efficiency opportunities under this program.

Key Financial Highlights
•Revenues increased by $386.5 million, or 4.6%, to $8,745.9 million during 2025, as compared to 2024. Revenue growth was comprised of organic growth of 3.8% and acquisition growth of 0.8%. The organic revenue growth was due to the net new business and expansion of business with existing customers within Aviation, B&I, M&D, and Education and higher microgrid projects within Technical Solutions. The increase in revenues was partially offset by strategic pricing decisions, including for contract rebids within B&I. Acquisition growth of $68.4 million was driven by revenue from the Quality Uptime and LMC acquisitions.
•Operating profit increased by $99.7 million to $311.7 million during 2025, as compared to 2024. The increase in operating profit was attributable to:
•respective revenue increases for all industry groups,
•operational efficiencies within Aviation and Education, and
•service mix within Technical Solutions.
The increase was partially offset by:
•strategic pricing decisions for contract rebids and proactive extensions, combined with managing the timing of contract escalations to maintain and expand certain customer accounts within B&I, and
•strategic pricing on select new wins within M&D.
•Our effective tax rate on income was 26.2% for 2025, as compared to 39.1% during 2024. Our effective tax rate for 2024 was negatively impacted by a $95.7 million non-taxable change to increase the fair value of the contingent consideration related to the RavenVolt Acquisition.
•Net cash provided by operating activities was $234.4 million during 2025. Our net cash provided by operating cash activities was higher than prior year, primarily due to the timing of certain working capital requirements.
•Dividends of $65.6 million were paid to shareholders, and dividends totaling $1.06 per common share were declared during 2025. Additionally, we repurchased 2.6 million shares for $121.3 million, excluding excise taxes, during 2025.
•At October 31, 2025, total outstanding borrowings under our Amended Credit Facility were $1,569.0 million, and we had up to $577.5 million of borrowing capacity.

Results of Operations

Consolidated

	Years Ended October 31,			2025 vs. 2024
($ in millions)	2025	2024	2023	Increase/(Decrease)
Revenues	$8,745.9	$8,359.4	$8,096.4	$386.5	4.6%
Operating expenses	7,670.8	7,325.9	7,037.6	344.9	4.7%
Gross margin	12.3%	12.4%	13.1%	(7) bps
Selling, general and administrative expenses	697.4	765.3	572.8	(67.9)	(8.9)%
Restructuring and related expenses	13.4	—	—	13.4	NM*
Amortization of intangible assets	52.5	56.1	76.5	(3.6)	(6.4)%
Operating profit	311.7	212.0	409.5	99.7	47.0%
Income from unconsolidated affiliates	4.6	6.5	3.9	(1.9)	(29.3)%
Interest expense	(96.4)	(85.0)	(82.3)	(11.4)	(13.4)%
Income before income taxes	219.9	133.6	331.1	86.3	64.6%
Income tax provision	(57.6)	(52.2)	(79.7)	(5.4)	(10.2)%
Net income	162.4	81.4	251.3	81.0	99.6%
Other comprehensive (loss)/income
Interest rate swaps	(9.3)	(22.9)	(0.5)	13.6	(59.3)%
Foreign currency translation and other	5.5	6.8	7.3	(1.3)	(19.5)%
Income tax provision	2.4	6.3	0.1	(3.9)	(62.0)%
Comprehensive income	$161.0	$71.6	$258.1	$89.4	NM*
*Not meaningful
The Year Ended October 31, 2025, Compared with the Year Ended October 31, 2024
Revenues
Revenues increased by $386.5 million, or 4.6%, to $8,745.9 million during 2025, as compared to 2024. Revenue growth was comprised of organic growth of 3.8% and acquisition growth of 0.8%. The organic revenue growth was due to the net new business and expansion of business with existing customers within Aviation, B&I, M&D, and Education and higher microgrid projects within Technical Solutions. The increase in revenues was partially offset by strategic pricing decisions on contract rebids within B&I. Acquisition growth of $68.4 million was driven by revenue from the Quality Uptime and LMC acquisitions.
Operating Expenses
Operating expenses increased by $344.9 million, or 4.7%, to $7,670.8 million during 2025, as compared to 2024. Gross margin decreased by 7 bps to 12.3% in 2025, as compared to 12.4% in 2024. The decrease in gross margin was primarily driven by strategic pricing decisions within M&D and B&I as well as the management of contract escalation timing to maintain and expand certain customer accounts within B&I. This was partially offset by operational efficiencies within Education and service mix within ATS.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $67.9 million, or 8.9%, to $697.4 million during 2025, as compared to 2024. The decrease in selling, general and administrative expenses was primarily attributable to:
•an absence of a $95.7 million adjustment to increase the fair value of the contingent consideration related to the RavenVolt Acquisition in 2024, compared to a $1.6 million adjustment to decrease the fair value in 2025.
This decrease was partially offset by:
•an $18.9 million increase in compensation and related expenses primarily due to headcount expansion from recent acquisitions; and

•a $6.6 million increase in costs associated with systems’ go-live.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $3.6 million, or 6.4%, to $52.5 million during 2025, as compared to 2024. This decrease was due to lower amortization of intangibles, primarily intangibles acquired as part of the Able and GCA acquisitions, partially offset by amortization of intangibles from the Quality Uptime and LMC acquisitions.
Interest Expense
Interest expense increased by $11.4 million, or 13.4%, to $96.4 million during 2025, as compared to 2024. This increase was primarily driven by higher borrowings from our Amended Credit Facility to fund working capital requirements due to the transition to the Company’s new ERP system for our B&I and M&D segments that temporarily delayed invoicing to certain clients within these industry groups in the first half of 2025, and payment of the $75.0 million contingent consideration liability related to the RavenVolt Acquisition.
Income Taxes
During 2025 and 2024, we had effective tax rates of 26.2% and 39.1%, respectively, resulting in an income tax provision of $57.6 million and $52.2 million, respectively. Our effective tax rate for 2025 was benefited by a $3.1 million return to provision adjustment related to our non-U.S. operations. Our effective tax rate for 2024 was negatively impacted by a $95.7 million non-taxable change to increase the fair value of the contingent consideration related to the RavenVolt Acquisition, partially offset by a $7.3 million tax benefit for return to provision adjustments related to our non-U.S. operations, and a $5.5 million benefit related to energy efficiency incentives.
Interest Rate Swaps
We had a loss of $9.3 million and $22.9 million on interest rate swaps during the years ended October 31, 2025 and October 31, 2024, respectively, primarily due to underlying changes in the fair value of our interest rate swaps. Our interest rate swaps will mature in 2026.
Foreign Currency Translation and Other
We had a foreign currency translation gain of $5.5 million and $6.8 million during the years ended October 31, 2025 and October 31, 2024, respectively. This change was due to fluctuations in the exchange rate between the U.S. Dollar (“USD”), the British pound sterling (“GBP”), and the euro (“EUR”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.
The Year Ended October 31, 2024, Compared with the Year Ended October 31, 2023
For a comparison of our Results of Operations for the year ended October 31, 2024, to the year ended October 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on December 19, 2024.

Segment Information
Our current reportable segments consist of B&I, M&D, Aviation, Education, and Technical Solutions.
Financial Information for Each Reportable Segment

	Year Ended October 31,			2025 vs. 2024
($ in millions)	2025	2024	2023	Increase/(Decrease)
Revenues
Business & Industry	$4,126.0	$4,059.1	$4,089.4	$66.9	1.6%
Manufacturing & Distribution	1,618.6	1,554.3	1,526.7	64.3	4.1%
Aviation	1,118.7	1,032.6	925.7	86.1	8.3%
Education	922.0	904.0	880.4	18.0	2.0%
Technical Solutions	960.6	809.3	674.2	151.3	18.7%
	$8,745.9	$8,359.4	$8,096.4	$386.5	4.6%
Operating profit (loss)
Business & Industry	$316.9	$307.0	$315.6	$9.9	3.2%
Operating profit margin	7.7%	7.6%	7.7%	12 bps
Manufacturing & Distribution	151.4	166.3	161.7	(14.9)	(8.9)%
Operating profit margin	9.4%	10.7%	10.6%	(134) bps
Aviation	65.2	59.1	60.0	6.1	10.3%
Operating profit margin	5.8%	5.7%	6.5%	10 bps
Education	67.7	55.3	49.7	12.4	22.2%
Operating profit margin	7.3%	6.1%	5.6%	122 bps
Technical Solutions	86.5	69.4	53.2	17.1	24.6%
Operating profit margin	9.0%	8.6%	7.9%	42 bps
Corporate	(370.5)	(433.1)	(226.6)	(62.6)	14.5%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(4.6)	(6.5)	(3.9)	1.9	29.3%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.8)	(5.5)	(0.3)	4.7	84.9%
	$311.7	$212.0	$409.5	$99.7	47.0%
*Not meaningful

The Year Ended October 31, 2025, Compared with the Year Ended October 31, 2024

Business & Industry
	Year Ended October 31,
($ in millions)	2025	2024	Increase
Revenues	$4,126.0	$4,059.1	$66.9	1.6%
Operating profit	316.9	307.0	9.9	3.2%
Operating profit margin	7.7%	7.6%	12 bps
B&I revenues increased by $66.9 million, or 1.6%, to $4,126.0 million during 2025, as compared to 2024. The revenue increase was primarily driven by client expansions both domestic and international, partially offset by strategic pricing decisions on contract rebids and attrition of certain engineering clients. Management reimbursement revenues for this segment totaled $291.4 million and $281.4 million during 2025 and 2024, respectively.
Operating profit increased by $9.9 million, or 3.2%, to $316.9 million during 2025, as compared to 2024. Operating profit margin increased by 12 bps to 7.7% in 2025 from 7.6% in 2024. The increase in operating profit margin was primarily driven by geographic mix and operational efficiencies achieved through our Restructuring Program. The increase was partially offset by strategic pricing decisions on contract rebids and proactive extensions, combined with managing contract escalation timing to maintain and expand certain customer accounts.

Manufacturing & Distribution
	Year Ended October 31,
($ in millions)	2025	2024	Increase/(Decrease)
Revenues	$1,618.6	$1,554.3	$64.3	4.1%
Operating profit	151.4	166.3	(14.9)	(8.9)%
Operating profit margin	9.4%	10.7%	(134) bps
M&D revenues increased by $64.3 million, or 4.1%, to $1,618.6 million during 2025, as compared to 2024. The increase was primarily attributable to the expansion of business with existing clients and new business wins, including strategic pricing decisions for select new wins. This was partially offset by the loss of a certain customer in the first quarter of 2025.
Operating profit decreased by $14.9 million, or 8.9%, to $151.4 million during 2025, as compared to 2024. Operating profit margin decreased by 134 bps to 9.4% in 2025 from 10.7% in 2024. The decrease in operating profit margin was primarily attributable to strategic pricing for select new wins and additional investments made in the second half of 2025 to hire certain technical expertise to support future growth.

Aviation
	Year Ended October 31,
($ in millions)	2025	2024	Increase
Revenues	$1,118.7	$1,032.6	$86.1	8.3%
Operating profit	65.2	59.1	6.1	10.3%
Operating profit margin	5.8%	5.7%	10 bps
Aviation revenues increased by $86.1 million, or 8.3% to $1,118.7 million, during 2025, as compared to 2024. The increase was primarily attributable to new business and scope expansions with the existing clients as well as an increase in travel volume. Management reimbursement revenues for this segment totaled $50.2 million and $36.3 million during 2025 and 2024, respectively.
Operating profit increased by $6.1 million, or 10.3%, to $65.2 million during 2025, as compared to 2024. Operating profit margin increased by 10 bps to 5.8% in 2025, from 5.7% in 2024. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overhead costs.

Education
	Year Ended October 31,
($ in millions)	2025	2024	Increase
Revenues	$922.0	$904.0	$18.0	2.0%
Operating profit	67.7	55.3	12.4	22.2%
Operating profit margin	7.3%	6.1%	122 bps
Education revenues increased by $18.0 million, or 2.0%, to $922.0 million during 2025, as compared to 2024. The increase was primarily attributable to net new business wins.
Operating profit increased by $12.4 million, or 22.2% to $67.7 million during 2025, as compared to 2024. Operating profit margin increased by 122 bps to 7.3% in 2025 from 6.1% in 2024. The operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, materials and supplies, and general and administrative headcount.

Technical Solutions
	Year Ended October 31,
($ in millions)	2025	2024	Increase
Revenues	$960.6	$809.3	$151.3	18.7%
Operating profit	86.5	69.4	17.1	24.6%
Operating profit margin	9.0%	8.6%	42 bps
Technical Solutions revenues increased by $151.3 million, or 18.7%, to $960.6 million during 2025, as compared to 2024. Revenue growth was comprised of organic growth of 10.2% and acquisition growth of 8.5%. The organic revenue increase was primarily driven by higher project revenues due to higher microgrid systems projects, partially offset by a decrease in electric vehicle charging station revenues. Acquisition growth was driven by $68.4 million of revenue from the Quality Uptime and LMC acquisitions.
Operating profit increased by $17.1 million, or 24.6%, to $86.5 million during 2025, as compared to 2024. Operating profit margin increased by 42 bps to 9.0% in 2025 from 8.6% in 2024. The increase in operating profit margin was primarily attributable to the service mix, partially offset by higher amortization of intangible assets from recent acquisitions.

Corporate
	Year Ended October 31,
($ in millions)	2025	2024	Decrease
Corporate expenses	$(370.5)	$(433.1)	$(62.6)	14.5%
Corporate expenses decreased by $62.6 million, or 14.5%, to $370.5 million during 2025, as compared to 2024. The decrease in corporate expenses was primarily related to:
•an absence of a $95.7 million adjustment to increase fair value of the contingent consideration related to the RavenVolt Acquisition in 2024, compared to a $1.6 million adjustment to decrease the fair value in 2025.
This decrease was partially offset by:
•a $7.5 million increase in compensation and related expenses primarily due to higher salaries and certain incentive plans;
•a $6.3 million increase in acquisition and integration costs; and
•a $5.2 million increase in costs associated with systems’ go-live.

The Year Ended October 31, 2024, Compared with the Year Ended October 31, 2023
For a comparison of our Segment Information for the year ended October 31, 2024, to the year ended October 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on December 19, 2024.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2025, we were in compliance with these covenants and expect to be in compliance in the foreseeable future.
During 2025, we made $23.1 million of principal payments under the term loan. At October 31, 2025, the total outstanding borrowings and standby letters of credit were $1,569.0 million and $23.5 million, respectively. At October 31, 2025, we had up to $577.5 million of borrowing capacity.
Reinvestment of Foreign Earnings
We plan to reinvest our foreign earnings to fund future non-U.S. growth and expansion, and we do not anticipate remitting such earnings to the United States. While U.S. federal tax expense had been recognized as a result of the Tax Cuts and Jobs Act of 2017, no deferred tax liabilities with respect to federal and state income taxes or foreign withholding taxes have been recognized. We believe that our cash on hand in the United States, along with our Amended Credit Facility and future domestic cash flows, are sufficient to satisfy our domestic liquidity requirements.
Share Repurchases
Effective September 3, 2025, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million of our common stock. We repurchased shares under the share repurchase program during the year ended October 31, 2025, as summarized below. At October 31, 2025, authorization for $183.1 million of repurchases remained under the Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2025	2024
Total number of shares purchased	2.56	1.17
Average price paid per share(1)	$47.35	$47.86
Total cash paid for share repurchases(1)	$121.3	$55.8
(1) Average price paid per share and total cash paid for share repurchases do not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
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

	Year Ended October 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	234.4	226.7	243.3
Net cash used in investing activities	(115.6)	(171.9)	(62.1)
Net cash used in financing activities	(80.2)	(61.5)	(186.3)
Operating Activities
Net cash provided by operating activities increased by $7.7 million during 2025, as compared to 2024. The increase was primarily driven by the timing of working capital requirements. The increase was partially offset by the $75.0 million payment for contingent consideration related to the RavenVolt Acquisition, of which $16.0 million was classified as an operating cash outflow.
Net cash provided by operating activities decreased by $16.6 million during 2024, as compared to 2023. The decrease was primarily driven by the timing of working capital requirements. The decrease was partially offset by the absence of a $66.0 million payment of deferred payroll taxes done in 2023.

Investing Activities
Net cash used in investing activities decreased by $56.3 million during 2025, as compared to 2024. The decrease was primarily related to lower cash outflows for acquisitions in 2025.
Net cash used in investing activities increased by $109.8 million during 2024, as compared to 2023. The change was primarily related to the Quality Uptime Acquisition, completed in 2024.
Financing Activities
Net cash used in financing activities was $80.2 million in 2025, as compared to $61.5 million in 2024. The increase in net cash used was primarily related to higher share buyback repurchases and a $75.0 million payment for contingent consideration related to the RavenVolt Acquisition, of which $59.0 million was classified as a financing cash outflow. This was partially offset by higher net borrowings from our Amended Credit Facility.
Net cash used in financing activities was $61.5 million in 2024, as compared to $186.3 million in 2023. The decrease in net cash used was primarily related to lower share buyback repurchases in 2024 and an increase in our book cash overdrafts.
Dividends
On December 17, 2025, we announced a quarterly cash dividend of $0.29 per share on our common stock, payable on February 2, 2026, to shareholders of record on January 14, 2026. We declared a quarterly cash dividend on our common stock every quarter during 2025, 2024, and 2023. We paid total annual dividends of $65.6 million, $56.5 million, and $57.5 million during 2025, 2024, and 2023, respectively.

Material Cash Requirements from Contractual and Other Obligations

As of October 31, 2025, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments – Outstanding payments on our Amended Credit Facility were $1,569.0 million, with $30.0 million payable within 12 months. We have future interest payments based on our hedged borrowings under our Amended Credit Facility of $10.0 million, which is payable within 12 months. The interest payments on our remaining borrowings under the Amended Credit Facility will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 12, “Credit Facility,” in the Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating and Finance Leases – We enter into various noncancelable lease agreements for office space, parking facilities, warehouses, vehicles, and equipment used in the normal course of business. Operating and finance lease obligations were $148.4 million, with $38.1 million payable within 12 months. See Note 5, “Leases,” in the Financial Statements for further detail of our obligations and the timing of expected future payments.

•Service Concession Arrangements – As defined under ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, our leased location parking arrangements are represented as service concession arrangements. We had contractual payments for these arrangements of $50.9 million, with $17.9 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $147.7 million, with $68.9 million payable within 12 months.

•Benefit Obligations – Expected future payments relating to our defined benefit, postretirement, and deferred compensation plans were $38.8 million, with $3.5 million payable in 12 months. These amounts are based on expected future service and were calculated using the same assumptions used to measure our benefit obligation at October 31, 2025.

•Contingent Consideration Payable in Connection with Our Acquisition of RavenVolt and LMC – At October 31, 2025, contingent consideration related to the RavenVolt Acquisition of up to $205.0 million in cash may be paid in calendar year 2026 if the RavenVolt business achieves certain financial targets in calendar year 2025 or cumulative targets for calendar years 2023-2025, as defined in the merger agreement. We expect the RavenVolt business to achieve the financial target that would require a $32.5 million payment for calendar year 2025, and as such, we currently expect to make this payment in May 2026. At October 31, 2025, contingent consideration related to the LMC Acquisition of up to $5.8 million in cash may be paid in calendar year 2027 upon the retention of the top two customers.

In addition, our material cash requirements for other obligations, for which we cannot reasonably estimate future payments, include the following:

•Multiemployer Benefit Plans – In addition to our company sponsored benefit plans, we participate in certain multiemployer pension and other postretirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. During 2025, 2024, and 2023, contributions made to these plans were $588.0 million, $565.9 million, and $574.6 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 13, “Employee Benefit Plans,” in the Financial Statements for more information.

•Self-Insurance Obligations – We may make payments for exposures for which we are self-insured, including workers’ compensation, general liability, automobile liability, property damage, and other insurable risks. At October 31, 2025, our self-insurance reserves, net of recoverables, were $558.6 million. As these obligations do not have scheduled maturities, we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. See Note 11, “Insurance,” in the Financial Statements for further detail.

•Unrecognized Tax Benefits – At October 31, 2025, our total liability for unrecognized tax benefits was $8.0 million. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty, and therefore we are unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters. In addition, certain of these matters may not require cash settlements due to the utilization of credits and net operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than unrecorded standby letters of credit and surety bonds. We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations and to collateralize self-insurance obligations in the event we are unable to meet our claim payment obligations. As we already have reserves on our books for the claims costs, these do not represent additional liabilities. The surety bonds typically remain in force for one to five years and may include optional renewal periods. As of October 31, 2025, these letters of credit totaled $23.5 million, and surety bonds and surety-backed letters of credit totaled $1,026.6 million, respectively. Neither of these arrangements has a material current effect, or is reasonably likely to have a material future effect, on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies and estimates for the year ended October 31, 2025. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our Financial Statements.

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

At October 31, 2025, we had $2.6 billion of goodwill. Our goodwill is included in the following segments:

$1.1 billion — B&I

$502.2 million — M&D

$459.3 million — Education

$69.6 million — Aviation

$461.4 million — Technical Solutions

A goodwill impairment analysis was performed for each of our reporting units on August 1, 2025. Based on these studies, the implied fair value of each reporting units was substantially in excess of its carrying value. Therefore, we concluded there were no indicators of impairment. A 10% decrease in the estimated fair value of any of our reporting units would not have resulted in a different conclusion.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Insurance Reserves
We use a combination of insured and self-insurance programs to cover workers’ compensation, general liability, automobile liability, property damage, and other insurable risks.

Insurance claim liabilities represent our estimate of retained risks without regard to insurance coverage. We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. Liabilities associated with these losses include estimates of both claims filed and incurred but not reported (“IBNR”) Claims.

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

After analyzing recent loss development patterns, comparing the loss development patterns against benchmarks, and applying actuarial projection methods to estimate the ultimate losses, we increased our total reserves related to prior years for known claims as well as our estimate of the loss amounts associated with IBNR Claims during 2025 by $23.3 million. In 2024, we increased our total reserves related to prior years claims by $20.3 million.

It is possible that actual results could differ from recorded self-insurance liabilities. Our insurance claims liabilities as of October 31, 2025, amounted to $660.1 million. A 10% change in our projected ultimate losses would have affected net income by approximately $40.4 million for 2025.

Accounting Pronouncements

Accounting Standard Updates	Topic	Summary	Effective Date/ Method of Adoption
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU, issued in December 2023, is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. We are currently evaluating the impact of implementing this guidance on our financial statements.	This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.
2024-03	Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
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
2025-06	Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU, issued in September 2025, removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires the capitalization of software costs to begin when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended.	This ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates.
Interest Rate Risk
We are primarily exposed to interest rate risk through our variable rate borrowings under our Amended Credit Facility, as further described in Note 12, “Credit Facility,” in the Financial Statements. Under the Amended Credit Facility, the term loan and U.S.-dollar-denominated borrowings under the revolving line of credit (“Revolver”) bear interest at a rate equal to one-month of Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro and sterling-denominated borrowings under the revolver bear at rate equal to the Euro Interbank Offered Rate (“EURIBOR”) and Sterling Overnight Index Average (“SONIA”) reference rates, respectively, plus a spread. At October 31, 2025, we had total outstanding borrowings of $1,569.0 million. To limit exposure to upward movements in interest rates associated with our floating-rate, SOFR-based borrowings, we entered into interest rate swap agreements to fix the interest rates on a portion of our outstanding borrowings. At October 31, 2025, we had interest rate swaps with an underlying notional amount of $620.0 million and fixed interest rates ranging from 1.72% to 3.81%. Based on our average borrowings, interest rates, and interest rate swaps in effect at October 31, 2025 and 2024, a 100 basis point increase in SOFR, EURIBOR, and SONIA would decrease our future earnings and cash flows by $7.5 million and $5.6 million, respectively. As actual interest rate movements over time are uncertain, our interest rate swaps pose potential interest rate risks if interest rates decrease. As of October 31, 2025, the fair values of our interest rate swap agreements were an asset of $4.3 million and a liability of $0.1 million.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABM Industries Incorporated and subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of self-insurance liabilities

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company uses a combination of insured and self-insurance programs to cover insurable risks. The balance of casualty program insurance reserves as of October 31,

2025, amounted to $649.5 million, a portion of which related to workers’ compensation and general liability self-insurance liabilities. The Company engages actuaries to estimate its self-insurance liabilities at least annually.

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
December 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ABM Industries Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited ABM Industries Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated December 19, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
New York, New York
December 19, 2025

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
(in millions, except share and per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$104.1	$64.6
Trade accounts receivable, net of allowances of $25.5 and $22.8 at October 31, 2025 and 2024, respectively	1,471.1	1,384.1
Costs incurred in excess of amounts billed	193.7	162.1
Prepaid expenses	91.2	103.2
Other current assets	78.6	74.8
Total current assets	1,938.7	1,788.7
Other investments	48.6	30.8
Property, plant and equipment, net of accumulated depreciation of $379.8 and $351.3 at October 31, 2025 and 2024, respectively	177.2	150.7
Right-of-use assets	95.1	101.2
Other intangible assets, net of accumulated amortization of $532.2 and $479.3 at October 31, 2025 and 2024, respectively	243.2	282.4
Goodwill	2,591.1	2,575.9
Other noncurrent assets	175.5	167.5
Total assets	$5,269.5	$5,097.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$29.4	$31.6
Trade accounts payable	401.2	324.3
Accrued compensation	195.0	295.6
Accrued taxes—other than income	48.1	56.2
Deferred revenue	74.7	63.7
Insurance claims	200.8	197.5
Income taxes payable	4.0	4.8
Current portion of lease liabilities	28.2	26.6
Other accrued liabilities	324.1	348.2
Total current liabilities	1,305.7	1,348.4
Long-term debt, net	1,537.1	1,302.2
Long-term lease liabilities	83.7	92.0
Deferred income tax liability, net	39.9	60.2
Noncurrent insurance claims	459.3	421.8
Other noncurrent liabilities	54.3	86.8
Noncurrent income taxes payable	3.9	3.8
Total liabilities	3,483.8	3,315.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,176,611 and 62,196,665 shares issued and outstanding at October 31, 2025 and 2024, respectively	0.6	0.6
Additional paid-in capital	437.4	527.4
Accumulated other comprehensive loss, net of taxes	(20.5)	(19.1)
Retained earnings	1,368.1	1,272.9
Total stockholders’ equity	1,785.6	1,781.9
Total liabilities and stockholders’ equity	$5,269.5	$5,097.2
See accompanying Notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
(in millions, except per share amounts)	2025	2024	2023
Revenues	$8,745.9	$8,359.4	$8,096.4
Operating expenses	7,670.8	7,325.9	7,037.6
Selling, general and administrative expenses	697.4	765.3	572.8
Restructuring and related expenses	13.4	—	—
Amortization of intangible assets	52.5	56.1	76.5
Operating profit	311.7	212.0	409.5
Income from unconsolidated affiliates	4.6	6.5	3.9
Interest expense	(96.4)	(85.0)	(82.3)
Income before income taxes	219.9	133.6	331.1
Income tax provision	(57.6)	(52.2)	(79.7)
Net income	162.4	81.4	251.3
Other comprehensive (loss)/income
Interest rate swaps	(9.3)	(22.9)	(0.5)
Foreign currency translation and other	5.5	6.8	7.3
Income tax provision	2.4	6.3	0.1
Comprehensive income	$161.0	$71.6	$258.1
Net income per common share
Basic	$2.61	$1.29	$3.81
Diluted	2.59	1.28	3.79
Weighted-average common and common equivalent shares outstanding
Basic	62.3	63.2	66.0
Diluted	62.7	63.6	66.3
See accompanying Notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended October 31,
	2025		2024		2023
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	62.2	$0.6	62.8	$0.6	65.5	$0.7
Stock issued under employee stock purchase and share-based compensation plans	0.5	—	0.5	—	0.6	—
Repurchase of common stock, including excise taxes	(2.6)	—	(1.2)	—	(3.3)	(0.1)
Balance, end of year	60.2	0.6	62.2	0.6	62.8	0.6
Additional Paid-in Capital
Balance, beginning of year		527.4		558.9		675.5
Taxes withheld under employee stock purchase and share-based compensation plans, net		(5.8)		(5.5)		(9.0)
Share-based compensation expense		38.0		30.0		30.5
Repurchase of common stock, including excise taxes		(122.2)		(56.1)		(138.1)
Balance, end of year		437.4		527.4		558.9
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year		(19.1)		(9.2)		(16.2)
Other comprehensive (loss)/income		(1.4)		(9.8)		6.9
Balance, end of year		(20.5)		(19.1)		(9.2)
Retained Earnings
Balance, beginning of year		1,272.9		1,249.6		1,057.2
Net income		162.4		81.4		251.3
Dividends
Common stock ($1.06, $0.90, and $0.88 per share)		(65.6)		(56.5)		(57.5)
Stock issued under share-based compensation plans		(1.6)		(1.5)		(1.5)
Balance, end of year		1,368.1		1,272.9		1,249.6
Total Stockholders’ Equity		$1,785.6		$1,781.9		$1,799.9
See accompanying Notes to consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$162.4	$81.4	$251.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	105.6	106.6	120.7
Deferred income taxes	(21.9)	(24.7)	(4.9)
Share-based compensation expense	38.0	30.0	30.5
Provision for bad debt	6.7	8.8	3.0
Discount accretion on insurance claims	0.7	0.6	0.4
Impairment of assets	4.0	—	—
Loss on sale of assets	(0.2)	(0.6)	(0.1)
Income from unconsolidated affiliates	(4.6)	(6.5)	(3.9)
Distributions from unconsolidated affiliates	5.5	4.6	1.9
Change in fair value of contingent consideration	(1.6)	95.7	(45.6)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable and costs incurred in excess of amounts billed	(109.8)	(32.6)	(152.7)
Prepaid expenses and other current assets	23.8	(40.4)	(7.4)
Right-of-use assets	5.7	12.7	1.8
Other noncurrent assets	(17.4)	(34.0)	33.8
Trade accounts payable and other accrued liabilities	53.1	(10.9)	(3.8)
Long-term lease liabilities	(8.3)	(7.3)	(5.7)
Insurance claims	40.0	54.3	5.0
Income taxes payable	(9.2)	(6.8)	15.1
Other noncurrent liabilities	(38.1)	(4.2)	3.8
Total adjustments	72.0	145.3	(8.0)
Net cash provided by operating activities	234.4	226.7	243.3
Cash flows from investing activities
Additions to property, plant and equipment	(79.3)	(59.4)	(52.6)
Proceeds from sale of assets	0.4	1.8	2.9
Purchase of businesses, net of cash acquired, and equity securities	(36.7)	(114.3)	(12.4)
Net cash used in investing activities	(115.6)	(171.9)	(62.1)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(7.4)	(7.0)	(10.5)
Repurchases of common stock, including excise taxes	(122.2)	(56.1)	(138.1)
Dividends paid	(65.6)	(56.5)	(57.5)
Deferred financing costs paid	(8.0)	—	—
Borrowings from debt	1,846.8	1,334.0	1,178.5
Repayment of borrowings from debt	(1,613.0)	(1,312.5)	(1,136.0)
Changes in book cash overdrafts	(47.2)	40.7	(20.3)
Financing of energy savings performance contracts	—	—	0.5
Repayment of finance lease obligations	(4.5)	(4.2)	(3.0)
Cash paid to settle the contingent consideration liability	(59.0)	—	—
Net cash used in financing activities	(80.2)	(61.5)	(186.3)
Effect of exchange rate changes on cash and cash equivalents	0.9	1.8	1.6
Net increase (decrease) in cash and cash equivalents	39.5	(4.9)	(3.5)
Cash and cash equivalents at beginning of year	64.6	69.5	73.0
Cash and cash equivalents at end of year	$104.1	$64.6	$69.5

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended October 31,
(in millions)	2025	2024	2023
Supplemental cash flow information
Income tax payments, net	$88.2	$83.2	$69.1
Interest paid on credit facility	99.8	98.5	89.4
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
Other Current Assets
At October 31, 2025 and 2024, other current assets primarily consisted of other receivables, short-term insurance recoverables, capitalized commissions and interest rate swaps assets.
Other Investments
At October 31, 2025 and 2024, other investments primarily consisted of preferred equity investments and investments in unconsolidated affiliates and were $48.6 million and $30.8 million, respectively. We did not recognize any impairment charges on these investments in 2025, 2024, or 2023.
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
Our lease terms range from one to 16 years. Some leases include options to renew or extend. We typically include extension options in a lease term when it is reasonably certain that we will exercise that option and when doing so is at our sole discretion. Certain equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, then we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease certain real estate assets that we no longer use to third parties.
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

Other Noncurrent Assets
At October 31, 2025 and 2024, other noncurrent assets primarily consisted of long-term insurance recoverables, cloud computing arrangements, capitalized commissions, insurance deposits, deferred financing costs related to the Revolver and prepayments to carriers for future insurance claims.
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
We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level at which to classify them for each reporting period. Some nonfinancial assets are measured at fair value on a nonrecurring basis only in certain circumstances, including the event of impairment. See Note 8, “Fair Value of Financial Instruments,” for the fair value hierarchy table and for details on how we measure fair value for our assets and liabilities.
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
With the assistance of third-party actuaries, we review our estimate of ultimate losses for actual and IBNR Claims on a quarterly basis and adjust our required self-insurance reserves as appropriate. See Note 11, “Insurance,” for further details on the quarterly review procedures. As part of this evaluation, we review the status of existing and new claim reserves as established by third-party claims administrators. The third-party claims administrators establish the case reserves based upon known factors related to the type and severity of the claims, demographic factors, legislative matters, and case law, as appropriate. We compare actual trends to expected trends and monitor claims developments. The specific case reserves estimated by the third-party administrators are provided to an actuary who assists us in projecting an actuarial estimate of the overall ultimate losses for our self-insured or high deductible programs, which includes the case reserves plus an actuarial estimate of reserves required for additional developments, such as IBNR Claims. We utilize the results of actuarial studies to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
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

Other Accrued Liabilities
At October 31, 2025 and 2024, other accrued liabilities primarily consisted of employee benefits, contract liabilities, ESPC liabilities, the short-term contingent consideration liability, unclaimed property, dividends payable, and legal fees and settlements.
Other Noncurrent Liabilities
At October 31, 2025 and 2024, other noncurrent liabilities primarily consisted of deferred compensation, long-term finance leases, retirement plan liabilities, and the long-term contingent consideration liability.
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
Management Reimbursement
Under management reimbursement arrangements, we manage a parking facility for a management fee and pass through the revenue and expenses associated with the facility to the owner. We measure progress toward satisfaction of the performance obligation over time as the services are provided. Under these contracts we recognize both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses, as such expenses are incurred. Such revenues do not include gross customer collections at the managed locations, because they belong to the property owners. We have determined we are the principal in these transactions, because the nature of our performance obligation is for us to provide the services on behalf of the customer, and we have control of the promised services before they are transferred to the customer.
Management reimbursement revenue was $342.1 million, $318.2 million, and $302.3 million during 2025, 2024, and 2023, respectively.

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
Advertising
Advertising costs are expensed as incurred. During 2025, 2024, and 2023, advertising expense was $11.4 million, $10.9 million, and $8.8 million, respectively.
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
During the years ended October 31, 2025, and October 31, 2023, we received and recorded an employee retention credit totaling $1.2 million and $24.0 million, respectively, within the “Selling, general and administrative expenses” on our Consolidated Statements of Comprehensive Income.
Restructuring and Related Expenses
    We may periodically engage in various restructuring activities intended to drive long-term profitable growth and increase operational efficiency, which can include streamlining and realigning our overall organizational structure and reallocating resources. These activities may result in restructuring costs related to employee severance, asset impairment charges, and other related costs. Our methodology to record these costs is described below.
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

Noncancelable Leases
    When we exit a leased space or enter into a sublease arrangement, we evaluate the ROU asset for impairment in accordance with ASC 360. The ROU asset is considered impaired if the carrying amount exceeds the estimated future cash flows expected to be generated from the asset, including any sublease income. If impairment is indicated, the ROU asset is written down to its fair value, which is typically determined using a discounted cash flow approach. This model incorporates the present value of expected sublease income, remaining lease payments, and any direct costs associated with exiting or subleasing the space.
Other
    For other costs associated with exit and disposal activities, we recognize an expense at fair value in the period in which the liability is incurred.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This accounting update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief Operating Decision Maker, and an amount for other segment items by reportable segment, with a description of its composition. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU effective October 31, 2025, on a retrospective basis for all prior periods presented in the financial statements, with no impact on the Company’s financial position or results of operations, and have updated our segment disclosures to comply with the updated requirements. See Note 18, “Segment and Geographic Information,” for the expanded segment reporting disclosures.
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
Recently Issued Accounting Standards
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This accounting update removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires the capitalization of software costs to begin when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. These requirements should be applied using a prospective, modified transition, or retrospective approach. We are currently evaluating the impact of implementing this guidance on our financial statements.
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

3. ACQUISITIONS

Acquisition of LMC FM
Effective June 1, 2025, we acquired LMC FM Limited (“LMC”), a Dublin-based facilities services company with coverage across Ireland, for a purchase price of approximately $22.5 million in cash plus the potential of $5.8 million of contingent consideration to be paid in calendar year 2027 upon the retention of the top two customers. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is not deductible for income tax purposes. As of October 31, 2025, we recorded preliminary goodwill and intangibles of $14.7 million and $12.9 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $19.8 million and $19.0 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The Consolidated Statements of Comprehensive Income for the year ended October 31, 2025, include revenues of $23.0 million attributable to LMC, which are included in our Technical Solutions segment.
Acquisition of Quality Uptime
Effective June 21, 2024, we acquired Quality Uptime Services, Inc. (“Quality Uptime”), an UPS installation and maintenance company providing customized preventive and emergency service programs for mission-critical data centers and other facilities, for a net cash purchase price of $116.3 million. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is amortizable over 15 years for income tax purposes. During the year ended October 31, 2025, we finalized the purchase price allocation for the Quality Uptime Acquisition, which resulted in immaterial measurement period adjustments to goodwill, and as of October 31, 2025, we recorded goodwill and intangibles of $77.4 million and $35.2 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $24.0 million and $20.3 million, respectively. Quality Uptime’s operations are included within our Technical Solutions segment.
Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment. The acquisition was accounted for under the acquisition method.
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
In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023. At October 31, 2024, the estimate of the fair value of the contingent consideration was $109.1 million. In the third quarter of 2025, we made a $75.0 million payment for calendar year 2024, of which $16.0 million was classified as an operating cash outflow.
The maximum contingent consideration that could be payable in 2026 related to the calendar year 2025 target is $130.0 million. If the EBITDA achieved for calendar years 2023-2025 cumulatively meets the defined EBITDA targets, the entire $280.0 million would be paid in calendar year 2026, minus the earn-out payment made in 2025.
There was no material change in the fair value of the contingent consideration during the year ended October 31, 2025, and at October 31, 2025, the estimate of the fair value of the remaining contingent consideration is $32.5 million.

4. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further described in Note 2, “Basis of Presentation and Significant Accounting Policies.” Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are B&I, M&D, Education, Aviation, and Technical Solutions, as described in Note 18, “Segment and Geographic Information.”

	Year ended October 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,849.4	$1,350.5	$228.1	$805.0	$—	$5,233.1
Aviation Services(2)	—	—	502.6	—	—	502.6
Parking and Transportation(3)	430.3	53.1	335.0	0.4	—	818.8
Facility Solutions	$3,279.7	$1,403.6	$1,065.8	$805.4	$—	$6,554.5

Operations and Maintenance(4)	841.0	213.5	52.9	116.5	—	1,224.0
Building & Energy Solutions(5)	5.3	1.5	—	—	960.6	967.4
Engineering and Infrastructure Solutions	$846.3	$215.0	$52.9	$116.5	$960.6	$2,191.4

Total	$4,126.0	$1,618.6	$1,118.7	$922.0	$960.6	$8,745.9

	Year ended October 31, 2024
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$2,781.4	$1,347.0	$189.0	$798.7	$—	$5,116.1
Aviation Services(2)	—	—	461.8	—	—	461.8
Parking and Transportation(3)	418.9	51.2	334.5	0.4	—	804.9
Facility Solutions	$3,200.2	$1,398.2	$985.3	$799.1	$—	$6,382.8

Operations and Maintenance(4)	858.9	156.1	47.3	105.0	—	1,167.2
Building & Energy Solutions(5)	—	—	—	—	809.3	809.3
Engineering and Infrastructure Solutions	$858.9	$156.1	$47.3	$105.0	$809.3	$1,976.5

Total	$4,059.1	$1,554.3	$1,032.6	$904.0	$809.3	$8,359.4

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

Remaining Performance Obligations
At October 31, 2025, performance obligations that were unsatisfied or partially unsatisfied for which we expect to recognize revenue totaled $234.9 million. We expect to recognize revenue on approximately 79% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
Contract Balances
The following tables present the balances in our contract assets and contract liabilities:

	As of October 31,
(in millions)	2025	2024
Contract assets
Billed trade receivables(1)	$1,223.0	$1,282.9
Unbilled trade receivables(1)	273.6	124.0
Costs incurred in excess of amounts billed	193.7	162.1
Capitalized commissions(2)	32.3	30.8
(1) Included in “Trade accounts receivable, net,” on the Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the Consolidated Balance Sheets. During the year ended October 31, 2025, we capitalized $20.1 million of new costs and amortized $18.6 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Year Ended October 31, 2025
Contract liabilities(1)
Balance at beginning of year	$118.2
Additional contract liabilities	415.0
Recognition of deferred revenue	(384.6)
Balance at end of year	$148.6
(1) Included in other accrued liabilities and deferred revenue on the Consolidated Balance Sheets.

5. LEASES

The components of lease assets and liabilities and their classification on our Consolidated Balance Sheets were as follows:

		As of October 31,
(in millions)	Classification	2025	2024
Lease assets
Operating leases	Right-of-use assets	$95.1	$101.2
Finance leases	Property, plant and equipment, net(1)	15.6	20.5
Total lease assets		$110.7	$121.7

Lease liabilities
Current liabilities
Operating leases	Current portion of lease liabilities	$28.2	$26.6
Finance leases	Other accrued liabilities	3.9	4.5
Noncurrent liabilities
Operating leases	Long-term lease liabilities	83.7	92.0
Finance leases	Other noncurrent liabilities	11.1	15.0
Total lease liabilities		$126.9	$138.1
(1) Finance lease assets are recorded net of accumulated amortization of $27.3 million and $23.1 million as of October 31, 2025, and October 31, 2024, respectively.
The components of lease costs and classification within the Consolidated Statements of Comprehensive Income were as follows:

	Year Ended October 31,
(in millions)	2025	2024
Operating lease costs:
Operating expenses(1)(2)	$88.1	$81.6
Selling, general and administrative expenses(3)	27.9	26.4
Finance lease costs:
Operating expenses(4)	4.9	4.6
Interest expense(5)	1.0	1.1
Total lease costs	$121.9	$113.8
(1) Related to certain parking arrangements.
(2) Includes short-term lease costs and variable lease costs.
(3) Includes short-term lease costs.
(4) Represents amortization of leased assets.
(5) Interest on lease liabilities.

The following table presents information on short-term and variable lease costs:

	Year Ended October 31,
(in millions)	2025	2024
Short-term lease costs	$73.2	$64.0
Variable lease costs	6.8	6.8
Total short-term and variable lease costs	$80.0	$70.8
Sublease income generated during the year ended October 31, 2025, was immaterial.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheets as of October 31, 2025, are as follows:

(in millions)	Operating Lease Liabilities	Finance Lease Liabilities	Total
Fiscal 2026	$33.4	$4.7	$38.1
Fiscal 2027	26.7	3.1	29.9
Fiscal 2028	20.2	3.1	23.3
Fiscal 2029	15.3	3.1	18.5
Fiscal 2030	10.9	2.9	13.9
Thereafter	24.6	0.2	24.8
Total lease payments	131.1	17.3	148.4
Less: imputed interest	19.3	2.3	21.5
Present value of lease liabilities	$111.9	$15.0	$126.9
Future sublease rental income was excluded for the periods shown above as the amounts are immaterial.
We have entered into operating lease arrangements as of October 31, 2025, that are effective for future periods. The total amount of ROU assets and lease liabilities related to these arrangements is immaterial.
The following table includes the weighted-average remaining lease terms, in years, and the weighted-average discount rate used to calculate the present value of operating lease liabilities:

	Year Ended October 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	5.5	5.5
Finance leases	4.7	5.3
Weighted-average discount rate
Operating leases	5.35%	5.05%
Finance leases	6.09%	5.88%

The following table includes supplemental cash and non-cash information related to operating leases:

	Year Ended October 31,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34.0	$35.3
Operating cash flows from finance leases	1.0	1.1
Financing cash flows from finance leases	4.5	4.2
Lease assets obtained in exchange for new operating lease liabilities	$20.5	20.9

6. RESTRUCTURING AND RELATED COSTS

In the fourth quarter of 2025, we implemented a restructuring program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between the Company’s cost structure and our strategic growth objectives. We recognized $13.4 million of restructuring charges during the fourth quarter of 2025, which includes employee severance, asset impairment charges, and other related costs. We continue to review our overhead and cost structure for additional efficiency opportunities under this program. We expect these actions to be completed by 2026.
Rollforward of Restructuring and Related Liabilities

(in millions)	Employee Severance	Asset Impairment	Other	Total
Balance, October 31, 2024	$—	$—	$—	$—
Costs recognized(1)	10.4	2.8	0.2	13.4
Payments	(7.0)	—	—	(7.0)
Non-cash items	—	(2.8)	—	(2.8)
Balance, October 31, 2025	$3.4	$—	$0.2	$3.6
(1) We include these costs within corporate expenses and are included within “Restructuring and related expenses” on the Consolidated Statements of Comprehensive Income.

7. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Years Ended October 31,
(in millions, except per share amounts)	2025	2024	2023
Net income	$162.4	$81.4	$251.3

Weighted-average common and common equivalent shares outstanding — Basic	62.3	63.2	66.0
Effect of dilutive securities
RSUs	0.3	0.3	0.2
Performance shares	0.1	0.1	0.2
Weighted-average common and common equivalent shares outstanding — Diluted	62.7	63.6	66.3

Net income per common share
Basic	$2.61	$1.29	$3.81
Diluted	$2.59	$1.28	$3.79
Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Years Ended October 31,
(in millions)	2025	2024	2023
Anti-dilutive	0.2	0.1	0.3

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

		As of October 31,
(in millions)	Fair Value Hierarchy	2025	2024
Cash and cash equivalents(1)	1	$104.1	$64.6
Insurance deposits(2)	1	4.8	2.3
Assets held in funded deferred compensation plan(3)	1	4.8	4.4
Credit facility(4)	2	1,569.0	1,335.3
Interest rate swap assets(5)	2	4.3	13.5
Interest rate swap liabilities(5)	2	0.1	—
Investments in equity securities(6)	3	34.1	15.4
Contingent consideration(7)(8)	3	38.3	109.1
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the SOFR forward rates at the end of the period. At October 31, 2025 and 2024, our interest rate swap assets and liabilities are included in “Other current assets” and “Other accrued liabilities,” respectively, on the accompanying Consolidated Balance Sheets. See Note 12, “Credit Facility,” for further information. Our interest rate swaps will mature in 2026.
(6) During the three months ended October 31, 2025, we purchased a $20.0 million call option to acquire an ownership interest in a privately held company, which we include in “Other investments” on the accompanying Consolidated Balance Sheet. Refer to Note 19, “Subsequent Events,” for further information. Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market. The contingent consideration payment related to calendar year 2024, which was made in May 2025, represented a Level 3 measurement at October 31, 2024, and the amount related to calendar year 2025, payable in calendar year 2026, represents a Level 3 measurement at October 31, 2025, and October 31, 2024, within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
(8) The balance at October 31, 2025, also includes the contingent consideration payable in calendar year 2027 related to the LMC Acquisition.

There were no transfers to or from Level 3 financial assets or liabilities during 2025 and 2024. At October 31, 2025 and 2024, the Company had no financial assets recorded at fair value using Level 3 inputs.

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
9. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	As of October 31,
(in millions)	2025	2024
Machinery and other equipment	$183.5	$172.9
Computer equipment and software	121.8	117.2
Transportation equipment	116.4	95.9
Leasehold improvements	77.0	72.5
Furniture and fixtures	24.2	22.1
Construction in progress(1)	25.6	13.0
Buildings	7.9	7.7
Land	0.7	0.7
	557.1	502.0
Less: Accumulated depreciation(2)	379.8	351.3
Total	$177.2	$150.7
(1) Construction in progress represents assets that have not yet been placed in service.
(2) For 2025, 2024, and 2023, depreciation expense was $53.1 million, $50.5 million, and $44.2 million, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

(in millions)	Business & Industry	Manufacturing & Distribution	Aviation	Education	Technical Solutions	Total
Balance at October 31, 2023	$1,092.7	$502.2	$69.0	$459.3	$368.0	$2,491.3
Acquisitions	—	—	—	—	80.6	80.6
Foreign currency translation	2.6	—	0.4	—	1.1	4.1
Balance at October 31, 2024	$1,095.5	$502.2	$69.4	$459.3	$449.6	$2,575.9
Acquisitions (1)	—	—	—	—	14.7	14.7
Foreign currency translation	3.2	—	0.1	—	0.3	3.7
Adjustments	—	—	—	—	(3.2)	(3.2)
Balance at October 31, 2025	$1,098.7	$502.2	$69.6	$459.3	$461.4	$2,591.1
(1) During 2025, goodwill increased primarily as a result of the LMC Acquisition. See Note 3, “Acquisitions,” for additional information.
We did not record goodwill impairment charges during fiscal years 2025 and 2024.
Other Intangible Assets

	As of October 31,
	2025			2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer contracts and relationships	$761.7	$(518.7)	$242.9	$748.2	$(467.2)	$281.0
Trademarks and trade names	13.1	(12.8)	0.3	12.7	(11.7)	1.0
Contract rights and other	0.7	(0.7)	—	0.7	(0.3)	0.5
Total(1)	$775.5	$(532.2)	$243.2	$761.7	$(479.3)	$282.4
(1) These intangible assets are being amortized over the expected period of benefit, with a weighted average life of approximately 11 years.

Estimated Annual Amortization Expense for Each of the Next Five Years

(in millions)	2026	2027	2028	2029	2030
Estimated amortization expense(1)	$46.5	$40.4	$35.0	$29.7	$24.6
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

11. INSURANCE

We utilize a combination of insured and self-insurance programs to manage risks associated with workers’ compensation, general liability, automobile liability, property damage, and other insurable exposures. For most of these programs, we retain the initial $1.0 million to $5.0 million of exposure per occurrence through deductibles or self-insured retentions. To protect against losses exceeding the retained deductible or self-insured retention, we carry commercial umbrella insurance providing aggregate coverage of up to $200.0 million for general liability and automobile liability claims. Our workers’ compensation insurance provides coverage to the full extent of statutory requirements. For property damage risks, we maintain policies that provide per-occurrence limits of $75.0 million above our retained amounts. We are also self-insured for certain employee medical and dental benefits and maintain stop-loss insurance for our self-insured medical plan under which we retain up to $0.5 million of exposure per participant, per policy year.
We maintain reserves for workers’ compensation, general liability, automobile liability, and property damage insurance claims based on known trends, current events, and actuarial estimates of required reserves, as reflected in our most recently completed actuarial reports. These reserves represent our best estimate of potential liabilities for unpaid losses and loss adjustment expenses. The estimate of the ultimate unpaid obligation for such risks includes both case reserves for reported claims and an amount for losses incurred but not yet reported as of the balance sheet date. The results of actuarial reviews are used to estimate our insurance rates and insurance reserves for future periods and to adjust reserves, if appropriate, for prior years.
Insurance Reserve Adjustments
Actuarial Reviews and Updates Performed During 2025
We utilize a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary, to manage potential liabilities associated with automobile liability, general liability, and workers’ compensation risks. Claim and claim adjustment expense reserves represent management’s estimates of the amounts required to resolve all outstanding claims, including IBNR claims, as of the reporting date.
Reserves are determined using generally accepted actuarial methods applied to historical claims data and adjusted for assumptions regarding loss development patterns, expected loss costs, and trends in claim frequency and severity. Estimates also consider factors such as settlement practices, inflation, and changes in economic, legal, and social environments. Because reserve estimation involves significant judgment and inherent variability, actual results may differ from recorded amounts. Management believes current reserves are reasonable and adequate based on available information and actuarial analyses.
During 2025, we completed comprehensive actuarial reviews of our casualty insurance programs (the “Actuarial Reviews”) covering the periods of May 1, 2024, through October 31, 2024, November 1, 2024, through April 30, 2025, and May 1, 2025, through September 30, 2025. The Actuarial Reviews evaluated reserve adequacy based on loss-development patterns, trend assumptions, and underlying expected loss costs. During the second quarter of 2025, we performed interim actuarial update (the “Interim Update”) reflecting actual versus expected claim development and payment activity for the respective periods, relying on key assumptions from the Actuarial Reviews.
Based on these analyses, we increased our total reserves related to prior year known claims and estimated IBNR losses during 2025 by $23.3 million. The adverse development was primarily attributable to higher-than-expected development on workers’ compensation claims in California and general liability claims from prior years. In 2024, we increased our total reserves related to prior year claims by $20.3 million.
Insurance-Related Balances and Activity

	As of October 31,
(in millions)	2025	2024
Insurance claim reserves, excluding medical and dental	$649.5	$608.4
Medical and dental claim reserves and other	10.6	11.0
Insurance recoverables	90.8	91.0

At October 31, 2025 and 2024, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying Consolidated Balance Sheets.
Casualty Program Insurance Reserves Rollforward

	Years Ended October 31,
(in millions)	2025	2024	2023
Net balance at beginning of year	$517.3	$487.9	$479.9
Change in case reserves plus IBNR Claims — current year	179.1	166.2	154.2
Change in case reserves plus IBNR Claims — prior years	23.3	20.3	(14.8)
Claims paid	(161.1)	(157.3)	(131.4)
Net balance, October 31(1)	558.6	517.3	487.9
Recoverables	90.8	91.0	67.1
Gross balance, October 31	$649.5	$608.4	$555.0
(1) Includes reserves related to discontinued operations of approximately $0.7 million for 2025, $0.7 million for 2024, and $0.1 million for 2023.
Instruments Used to Collateralize Our Insurance Obligations

	As of October 31,
(in millions)	2025	2024
Standby letters of credit	$18.7	$53.1
Surety bonds and surety-backed letters of credit	213.9	175.3
Restricted insurance deposits	4.8	2.3
Total	$237.4	$230.7

12. CREDIT FACILITY

	As of October 31,
(in millions)	2025	2024
Current portion of long-term debt(1)(2)
Gross term loan	$30.0	$32.5
Unamortized deferred financing costs	(0.6)	(0.9)
Current portion of term loan	$29.4	$31.6

Long-term debt(1)(2)
Gross term loan	$555.0	$503.8
Unamortized deferred financing costs	(1.9)	(0.6)
Total noncurrent portion of term loan	553.1	503.2
Revolving line of credit(3)	984.0	799.0
Long-term debt	$1,537.1	$1,302.2
(1) At October 31, 2025, and October 31, 2024, the weighted average interest rate on our outstanding borrowings, not including letters of credit and swaps, was 5.84% and 6.68%, respectively.
(2) At October 31, 2025, we had borrowing capacity of up to $577.5 million
(3) At October 31, 2025, standby letters of credit amounted to $23.5 million
On September 1, 2017, we refinanced and replaced our then-existing $800.0 million credit facility with a new senior, secured five-year syndicated credit facility, consisting of a $900.0 million revolving line of credit and an $800.0 million amortizing term loan, both of which were scheduled to mature on September 1, 2022. In accordance with the terms of the Credit Facility, the revolving line of credit was reduced to $800.0 million on September 1, 2018. The Credit Facility was amended on June 28, 2021, to increase the capacity of the Revolver and term loan to $1.3 billion and $650 million, respectively, and to extend the maturity to June 28, 2026. It was further amended on November 1, 2022, to transition the benchmark interest rate from London Interbank Offered Rate (“LIBOR”) to SOFR.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At October 31, 2025, we were in compliance with these covenants.
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
Long-Term Loan Maturities
During 2025, we made principal payments under the term loan of $23.1 million. As of October 31, 2025, the following principal payments are required under the Amended Credit Facility:

(in millions)	2026	2027	2028	2029	2030
Debt maturities	$30.0	$30.0	$30.0	$30.0	$1,449.0
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$ 100.0 million	1.72%	February 9, 2022	June 28, 2026
$ 150.0 million	1.85%	February 25, 2022	June 28, 2026
$ 100.0 million	2.88%	May 4, 2022	June 28, 2026
$86.9 million	2.83%	July 7, 2022	June 28, 2026
$13.1 million	2.79%	July 18, 2022	June 28, 2026
$ 170.0 million	3.81%	November 1, 2022	June 28, 2026
At October 31, 2025 and 2024, amounts recorded in AOCL for interest rate swaps were a gain of $2.4 million, net of taxes of $1.9 million, and a gain of $9.2 million, net of taxes of $4.3 million, respectively. At October 31, 2025, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $3.1 million, net of taxes of $1.1 million.

13. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
We provide benefits to certain employees under various defined benefit and postretirement benefit plans (collectively, the “Plans”). The Plans were previously amended to preclude new participants. All of the Plans are unfunded with the exception of one, which is underfunded.
Information for the Plans

	As of October 31,
(in millions)	2025	2024
Net obligations	$6.8	$6.9
Projected benefit obligations(1)	12.3	12.5
Fair value of assets	5.4	5.6
(1) At October 31, 2025 and 2024, total projected benefit obligations related to unfunded and underfunded plans were $12.3 million and $12.5 million, respectively.
At October 31, 2025, assets of the Plans were fully invested in fixed income. The expected return on assets was $0.0 million in 2025, $0.0 million in 2024, and $0.2 million in 2023. The aggregate net periodic benefit cost for all Plans was $0.8 million, $0.8 million, and $0.6 million for 2025, 2024, and 2023, respectively. Future benefit payments in the aggregate are expected to be $11.3 million.
Deferred Compensation Plans
We maintain deferred compensation plans that permit eligible employees and directors to defer a portion of their compensation. At October 31, 2025 and 2024, the total liability of all deferred compensation was $27.4 million and $26.7 million, respectively, and these amounts are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying Consolidated Balance Sheets. Under one of our deferred compensation plans, a Rabbi trust was created to fund the obligations, and we are required to contribute a portion of the deferred compensation contributions for eligible participants. The assets held in the Rabbi trust are not available for general corporate purposes. At October 31, 2025 and 2024, the fair value of these assets was $4.8 million and $4.4 million, respectively, and these amounts are included in “Other noncurrent assets” on the accompanying Consolidated Balance Sheets. Aggregate expense recognized under these deferred compensation plans was $0.7 million, $0.6 million, and $0.5 million for 2025, 2024, and 2023, respectively.
Defined Contribution Plans
We sponsor three defined contribution plans covering certain employees that are subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). Certain plans permit a company match of a portion of the participant’s contributions or a discretionary contribution after the participant has met the eligibility requirements set forth in the plan. During 2025, 2024, and 2023, we made matching contributions required by the plans of $32.1 million, $30.6 million, and $29.8 million, respectively.
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

Key Information for Individually Significant Multiemployer Defined Benefit Pension Plans(1)

($ in millions)		Pension Protection Act Zone Status(3)		FIP/RP Status(4)	Contributions by ABM			Surcharge Imposed(5)	Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN/PN(2)	2025	2024	Pending/ Implemented	2025	2024	2023
Building Service 32BJ Pension Fund	13-1879376 / 001	Green 6/30/25	Yellow 6/30/2024	N/A*	$23.7	$22.1	$21.4	No	10/15/2027 - 1/31/2028
S.E.I.U National Industry Pension Fund	52-6148540 / 001	Red 12/31/2024	Red 12/31/2023	Implemented	20.5	19.4	19.3	Yes	6/30/2026 - 6/30/2029
Central Pension Fund of the IUOE & Participating Employers	36-6052390 / 001	Green 1/31/2025	Green 1/31/2024	N/A*	14.0	12.4	13.0	N/A*	12/31/2025 - 6/30/2029
SEIU Local 1 & Participating Employers Pension Trust	36-6486542 / 001	Green 9/30/2024	Green 9/30/2023	N/A*	4.2	4.3	4.8	N/A*	5/31/2026 - 11/30/2027
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2024	Green 12/31/2023	N/A*	2.6	2.7	2.4	N/A*	5/23/2026 - 12/31/2029
IUOE Stationary Engineers Local 39 Pension Plan	94-6118939 / 001	Green 12/31/2024	Green 12/31/2023	N/A*	2.9	2.5	4.6	N/A*	8/31/2029 - 8/31/2030
All Other Plans:					14.5	13.9	8.0
Total Contributions					$82.3	$77.3	$73.6
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
(5) Indicates whether our contribution in 2025 included an amount as imposed by a plan in the red zone in addition to the contribution rate specified in the applicable collective bargaining agreement.

Multiemployer Pension Plans for which ABM is a Significant Contributor

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions per most currently available Forms 5500 (as of the plan’s year end)
Apartment Employees' Pension Trust Fund*	12/31/2024 and 12/31/2022
Arizona Sheet Metal Pension Trust Fund*	6/30/2023
Building Service 32BJ Pension Fund	6/30/2024, 06/30/2023 and 6/30/2022
Building Service Pension Plan*	4/30/2024, 4/30/2023, and 4/30/2022
Central Pennsylvania Teamsters Defined Benefit Plan*	12/31/2023
Central Pension Fund of the IUOE & Participating Employers	1/31/2025 and 1/31/2024
Contract Cleaners Service Employees' Pension Plan*	12/31/2022
IUOE Local 30 Pension Fund*	12/31/2024, 12/31/2023 and 12/31/2022
IUOE Stationary Engineers Local 39 Pension Plan	12/31/2024, 12/31/2023, and 12/31/2022
Local 210's Pension Plan*	12/31/2024, 12/31/2023, and 12/31/2022
Local 670 Pension Plan*	12/31/2024, 12/31/2023, and 12/31/2022
Local 68 Engineers Union Pension Plan*	6/30/2024 and 06/30/2023
Local 74 USWU Pension Fund*	12/31/2024, 12/31/2023, and 12/31/2022
Local 808 IBT Pension Fund*	9/30/2024 and 9/30/2023
Massachusetts Service Employees Pension Plan*	12/31/2023 and 12/31/2022
S.E.I.U National Industry Pension Fund	12/31/2024, 12/31/2023, and 12/31/2022
SEIU Local 1 & Participating Employers Pension Trust	9/30/2024, 9/30/2023, and 9/30/2022
Service Employees International Union Local 1 Cleveland Pension Plan*	12/31/2024, 12/31/2023, and 12/31/2022
Service Employees International Union Local 32BJ, District 36 Building Operators Pension Trust Fund*	12/31/2024, 12/31/2023, and 12/31/2022
Teamsters Local 617 Pension Fund*	2/28/2025, 2/29/2024, and 2/28/2023
Teamsters Local Union No. 727 Pension Plan*	2/28/2025, 2/29/2024, and 2/28/2023
* These plans are not separately listed in our multiemployer table as they represent an insignificant portion of our total multiemployer pension plan contributions.
Multiemployer Defined Contribution Plans
In addition to contributions noted above, we also make contributions to multiemployer defined contribution plans. During 2025, 2024, and 2023, our contributions to the defined contribution plans were $59.0 million, $54.5 million, and $59.2 million, respectively.
Other Multiemployer Benefit Plans
We also contribute to several multiemployer postretirement health and welfare plans based on obligations arising under collective bargaining agreements covering union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health, and other benefits to employees as determined by the trustees of each plan. The majority of our contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, since we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees, we categorize all such amounts as contributions to postretirement benefit plans. During 2025, 2024, and 2023, our contributions to such plans were $446.7 million, $434.1 million, and $441.8 million, respectively. There have been no significant changes that affect the comparability of total contributions for any of the periods presented.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of October 31, 2025, these letters of credit totaled $23.5 million, and surety bonds and surety-backed letters of credit totaled $1,026.6 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At October 31, 2025 and 2024, total guarantees were $214.3 million and $224.2 million, respectively, and these guarantees extend through 2045 and 2044, respectively. We accrue for the estimated cost of guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. Historically, we have not incurred any material losses in connection with these guarantees.
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
At October 31, 2025, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $9.5 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $15.2 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
Common Stock
Effective September 3, 2025, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million of our common stock. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice.
Repurchase Activity
We repurchased shares under the share repurchase program during the year ended October 31, 2025, as summarized below. At October 31, 2025, authorization for $183.1 million of repurchases remained under the Share Repurchase Program.

	Years Ended October 31,
(in millions, except per share amounts)	2025	2024
Total number of shares purchased	2.56	1.17
Average price paid per share(1)	$47.35	$47.86
Total cash paid for share repurchases(1)	$121.3	$55.8

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
No further shares are authorized for issuance under the 2006 Equity Plan. As of October 31, 2024, there were 3,975,000 total shares of common stock authorized for issuance under the 2021 Equity Plan. On March 26, 2025, our stockholders approved the 2021 Equity Plan (Amended and Restated February 10, 2025), increasing the number of shares authorized for issuance under the plan by 2,425,000 shares. As amended, there are 6,400,000 total shares of common stock authorized for issuance under the 2021 Equity Plan, and at October 31, 2025, there were 3,296,050 shares of common stock available for grant for future equity-based compensation awards. In addition, there are certain plans under which we can no longer issue awards, such as the 2006 Equity Plan, although awards outstanding under such plans may still vest and be exercised.
On March 9, 2004, our stockholders approved the 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which was last amended and restated on March 9, 2016. As amended, there are 4,000,000 total shares of common stock authorized for issuance under the 2004 ESPP. Effective May 1, 2006, the 2004 ESPP is no longer considered compensatory and the values of the awards are no longer treated as share-based compensation expense. No further shares are authorized for issuance under the 2004 ESPP.
On March 26, 2025, our stockholders approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), replacing the 2004 ESPP. There are 1,500,000 total shares of common stock authorized for issuance under the 2025 ESPP. The plan is considered non-compensatory, and the values of the awards are not treated as share-based compensation expense. The 2025 ESPP allows eligible employees of the Company to purchase shares of the Company’s common stock, through payroll deductions, at a discount to fair market value of 5%, in accordance with the terms and conditions of the 2025 ESPP. Employees may designate up to 10% of their compensation for the purchase of stock, subject to a $25,000 annual limit. At October 31, 2025, there were 1,438,653 remaining unissued shares under the 2025 ESPP.
Compensation Expense by Type of Award and Related Income Tax Benefit

	Years Ended October 31,
(in millions)	2025	2024	2023
RSUs	$22.3	$19.9	$17.7
Performance shares	15.7	10.1	12.7
Share-based compensation expense before income taxes	38.0	30.0	30.5
Income tax benefit	(10.0)	(8.4)	(8.6)
Share-based compensation expense, net of taxes	$28.1	$21.6	$21.8
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
RSU Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2024	1.2	$40.82
Granted	0.5	48.36
Vested (including 0.2 shares withheld for income taxes)	(0.5)	41.71
Forfeited	(0.1)	44.86
Outstanding at October 31, 2025	1.1	$43.27
At October 31, 2025, total unrecognized compensation cost, net of estimated forfeitures, related to RSUs was $21.8 million, which is expected to be recognized ratably over a weighted-average vesting period of 1.8 years.

In 2025, 2024, and 2023, the weighted-average grant date fair value per share of awards granted was $48.36, $41.32, and $44.37, respectively. In 2025, 2024, and 2023, the total grant date fair value of RSUs vested and converted to shares of ABM common stock was $19.3 million, $15.7 million, and $17.1 million, respectively.
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
For our performance share awards, the number of performance shares that will vest is based on pre-established internal financial performance targets and typically a three-year service and performance period. Depending on the level of performance achieved, vesting of these awards may range from 0% to 200% of the target number of shares granted.
Certain performance share awards also include a total shareholder return modifier (“TSR-modified awards”). The number of TSR-modified awards that will vest is based on our total shareholder return relative to the S&P 1500 Composite Commercial Services & Supplies Index. As a result of the modifier, vesting of these awards may range from 0% to 240% of the awards originally granted.
Performance Share Activity

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 31, 2024	0.9	$44.06
Granted	0.4	49.06
Vested (including 0.1 shares withheld for income taxes)	(0.2)	42.71
Performance adjustments	0.1	44.71
Forfeited	(0.1)	47.27
Outstanding at October 31, 2025	1.1	$45.89
At October 31, 2025, total unrecognized compensation cost related to performance share awards was $19.8 million, which is expected to be recognized ratably over a weighted-average vesting period of 2.3 years. Except for TSR performance shares, these costs are based on estimated achievement of performance targets and estimated costs are periodically reevaluated. For our TSR performance shares, these costs are based on the fair value of awards at the grant date and are recognized on a straight-line basis over the service period of three years.
In 2025, 2024, and 2023, the weighted-average grant date fair value per share of awards granted was $49.06, $41.62, and $46.47, respectively. In 2025, 2024, and 2023, the total grant date fair value of performance shares vested and converted to shares of ABM common stock was $9.4 million, $12.3 million, and $14.6 million, respectively.
In 2025, 2024, and 2023, we used the Monte Carlo simulation valuation technique to estimate the fair value of TSR performance share grants, which used the assumptions in the table below.
Monte Carlo Assumptions

	2025	2024	2023
Expected life(1)	2.81 years	2.81 years	2.81 years
Expected stock price volatility(2)	31.7%	33.0%	39.9%
Risk-free interest rate(3)	4.3%	4.1%	4.0%
Stock price(4)	$50.97	$42.13	$46.19
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
(4) The stock price is the closing price of our common stock on the valuation date.
Employee Stock Purchase Plan

	Years Ended October 31,
(in millions, except per share amounts)	2025	2024	2023
Weighted-average fair value of granted purchase rights per share	$2.50	$2.31	$2.23
Common stock issued	0.1	0.1	0.1
Fair value of common stock issued per share	$47.42	$43.93	$42.40
Aggregate purchases	$4.8	$3.7	$3.4

17. INCOME TAXES

Geographic Sources of Income Before Income Taxes

	Year Ended October 31,
(in millions)	2025	2024	2023
United States	$170.4	$88.8	$294.3
Foreign	49.5	44.8	36.8
Income before income taxes	$219.9	$133.6	$331.1
Components of Income Tax Provision

	Year Ended October 31,
(in millions)	2025	2024	2023
Current:
Federal	$(49.3)	$(53.7)	$(50.6)
State	(22.8)	(22.8)	(25.0)
Foreign	(7.4)	(0.4)	(9.0)
Deferred:
Federal	13.4	19.3	(0.5)
State	8.4	6.7	5.3
Foreign	0.1	(1.3)	0.1
Income tax provision	$(57.6)	$(52.2)	$(79.7)
Reconciliation of the U.S. Statutory Tax Rate to Annual Effective Tax Rate

	Year Ended October 31,
	2025	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.7	8.0	6.9
Federal and state tax credits	(1.9)	(2.6)	(1.0)
Impact of foreign operations	(1.9)	(6.4)	0.8
Changes in uncertain tax positions	—	(2.2)	0.1
Incremental tax benefit from share-based compensation awards	(0.2)	(1.6)	(0.7)
Energy efficiency incentives	(0.4)	(4.1)	(0.1)
Nondeductible executive compensation	1.8	3.4	1.4
Nontaxable RavenVolt contingent consideration	(0.2)	20.1	(3.9)
Other nondeductible expenses	1.4	2.1	0.6
Other, net	(0.1)	1.4	(1.0)
Effective tax rate	26.2%	39.1%	24.1%
During 2025 and 2024, we had effective tax rates of 26.2% and 39.1%, respectively, resulting in an income tax provision of $57.6 million and $52.2 million, respectively. Our effective tax rate for 2025 was benefited by a $3.1 million return to provision adjustment related to our non-U.S. operations. Our effective tax rate for 2024 was negatively impacted by a $95.7 million non-taxable change to increase the fair value of the contingent consideration related to the RavenVolt Acquisition, partially offset by a $7.3 million tax benefit for return to provision adjustments related to our non-U.S. operations, and a $5.5 million benefit related to energy efficiency incentives.

Components of Deferred Tax Assets and Liabilities

	As of October 31,
(in millions)	2025	2024
Deferred tax assets attributable to:
Self-insurance claims (net of recoverables)	$116.3	$106.3
Deferred and other compensation	35.3	29.0
Accounts receivable allowances	6.1	5.6
Settlement liabilities	2.6	3.4
Other accruals	0.2	4.0
Other comprehensive income	0.2	—
State taxes	0.7	1.5
State net operating loss carryforwards	2.9	2.5
Tax credits	3.2	3.4
Unrecognized tax benefits	3.3	3.5
Operating lease liabilities	21.5	23.5
Gross deferred tax assets	192.3	182.7
Valuation allowance	(1.2)	(1.1)
Total deferred tax assets	191.1	181.6

Deferred tax liabilities attributable to:
Property, plant and equipment	(2.7)	(1.0)
Goodwill and other acquired intangibles	(191.8)	(194.8)
Right-of-use assets	(23.4)	(25.1)
Tax accounting method change	—	(6.3)
Other comprehensive income	—	(2.3)
Other	(13.1)	(12.3)
Total deferred tax liabilities	(231.0)	(241.8)

Net deferred tax liabilities	$(39.9)	$(60.2)
Net Operating Loss Carryforwards and Credits
State net operating loss carryforwards totaling $56.9 million at October 31, 2025, are being carried forward in several state jurisdictions where we are permitted to use net operating losses from prior periods to reduce future taxable income. These losses will expire between 2026 and 2045. Federal net operating loss carryforwards were fully utilized during 2024. Federal and state tax credit carryforwards totaling $3.7 million are available to reduce future cash taxes and will expire between 2026 and 2045.
The valuation allowance represents the amount of tax benefits related to state net operating loss carryforwards that are not likely to be realized. We believe the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income.
Changes to the Valuation Allowance

	Years Ended October 31,
(in millions)	2025	2024	2023
Valuation allowance at beginning of year	$1.1	$1.2	$1.6
Other, net	0.1	(0.1)	(0.4)
Valuation allowance at end of year	$1.2	$1.1	$1.2

Unrecognized Tax Benefits
At October 31, 2025, 2024, and 2023, there were $13.5 million, $15.5 million, and $20.7 million, respectively, of unrecognized tax benefits that if recognized in the future would impact our effective tax rate. We estimate that a decrease in unrecognized tax benefits of up to approximately $3.3 million is reasonably possible over the next 12 months due to lapses of applicable statutes of limitations. At October 31, 2025 and 2024, accrued interest and penalties were $1.9 million and $1.3 million, respectively. For interest and penalties, we recognized a $0.6 million expense, a $0.1 million benefit, and a $0.7 million expense in 2025, 2024, and 2023, respectively.
Reconciliation of Total Unrecognized Tax Benefits

	Years Ended October 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$15.5	$20.7	$22.0
Additions for tax positions related to prior years	0.3	—	2.1
Reductions for tax positions related to prior years	(2.2)	(1.5)	(1.5)
Reductions for lapse of statute of limitations	(0.1)	(0.1)	(1.9)
Settlements	—	(3.6)	—
Balance at end of year	$13.5	$15.5	$20.7

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses. The impact of OBBBA has been reflected in our consolidated financial statements for the year ended October 31, 2025. While the provisions of the legislation are expected to primarily take effect for ABM in fiscal year 2026, we do not anticipate that their adoption will have a material impact on our financial position, results of operations, or cash flows for that period.

The Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits of large multinational companies. European Union member states along with many other countries have adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024, or thereafter. The OECD and other countries continue to publish guidelines and legislation that include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. Based on our initial assessment, Pillar Two does not have a material impact to the Company’s income tax provision.
Jurisdictions
We conduct business in all 50 states, significantly in California, Texas, and New York, as well as in various foreign jurisdictions. Our most significant income tax jurisdiction is the United States. Due to expired statutes and closed audits, our federal income tax returns for years prior to fiscal 2021 are no longer subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal 2021 are no longer subject to examination. We are currently being examined by Massachusetts and the city of New York City.

18. SEGMENT AND GEOGRAPHIC INFORMATION

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
As of October 31, 2025, the Company’s Chief Operating Decision Makers (the “CODMs”), consisting of the Chief Executive Officer and the Chief Operating Officer, evaluate the performance of ABM’s operating segments and allocate resources based on segment operating profit and revenue. These metrics are regularly reviewed as part of ABM’s internal reporting package.
Segment operating profits are used to allocate resources, including investment spending, primarily as part of the annual budget process. On a monthly basis, the CODMs review budget-to-actual variances to assess performance, monitor trends, and compare results across segments. Segment performance is also considered in the determination of incentive compensation for segment leadership. Segment asset information is not provided to the CODMs, nor is it used in evaluating segment performance or making resource allocation decisions. Accordingly, segment assets are not disclosed in this note.
In accordance with ASU 2023-07, Segment Reporting (Topic 280), we have disclosed the measure of profit or loss used by the CODMs, along with other significant segment items that are regularly provided and used in managing the business.

Financial Information by Reportable Segment

	Year Ended October 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$4,126.0	$1,618.6	$1,118.7	$922.0	$960.6	$8,745.9
Significant segment expenses
Direct labor	2,290.1	1,058.6	657.2	605.7	306.2	4,917.9
Indirect costs	119.8	31.0	12.9	23.4	91.0	278.0
General and administrative	88.3	45.2	41.4	9.5	77.1	261.5
Selling	33.2	12.9	1.6	1.4	52.1	101.2
Other segment items(1)	1,277.6	319.4	340.5	214.3	347.9	2,499.5
Segment operating profit	$316.9	$151.4	$65.2	$67.7	$86.5	$687.6
Corporate						(370.5)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(4.6)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.8)
Total operating profit						$311.7
Income from unconsolidated affiliates						4.6
Interest expense						(96.4)
Income before income taxes						$219.9

Other significant segment items(3)
Materials and supplies	$109.2	$58.5	$22.3	$47.5	$280.8
Salaries and wages (other than direct)	126.7	32.1	16.2	16.3	130.4
Consulting and professional services	11.8	5.3	46.0	4.0	9.2
Travel and entertainment (other than direct)	8.6	3.4	2.1	1.5	6.5
Legal	7.2	1.7	2.5	1.0	1.2

	Year Ended October 31, 2024
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$4,059.1	$1,554.3	$1,032.6	$904.0	$809.3	$8,359.4
Significant segment expenses
Direct labor	2,239.9	996.5	596.7	598.4	262.2	4,693.7
Indirect costs	134.5	20.8	16.7	25.0	76.5	273.4
General and administrative	92.7	49.5	41.8	11.5	67.5	262.9
Selling	28.8	7.8	1.5	1.3	49.1	88.5
Other segment items(1)	1,256.2	313.5	316.8	212.5	284.6	2,383.6
Segment operating profit	$307.0	$166.3	$59.1	$55.3	$69.4	$657.2
Corporate(2)						(433.1)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(6.5)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(5.5)
Total operating profit						$212.0
Income from unconsolidated affiliates						6.5
Interest expense						(85.0)
Income before income taxes						$133.6

Other significant segment items(3)
Materials and supplies	$119.9	$73.5	$21.8	$49.1	$242.0
Salaries and wages (other than direct)	131.3	25.7	18.5	19.0	107.9
Consulting and professional services	12.5	5.6	45.0	3.0	7.4
Travel and entertainment (other than direct)	9.6	2.1	1.8	1.2	5.3
Legal	9.6	1.5	2.1	0.8	0.9

	Year Ended October 31, 2023
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$4,089.4	$1,526.7	$925.7	$880.5	$674.2	$8,096.4
Significant segment expenses
Direct labor	2,265.6	995.4	536.2	590.5	250.6	4,638.2
Indirect costs	135.0	19.0	15.8	19.8	61.3	250.9
General and administrative	91.0	47.3	38.9	11.0	51.4	239.6
Selling	32.5	5.7	0.7	2.9	49.7	91.4
Other segment items(1)	1,249.6	297.6	274.1	206.5	208.0	2,235.8
Segment operating profit	$315.6	$161.7	$60.0	$49.7	$53.2	$640.3
Corporate(2)						(226.7)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(3.9)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.3)
Total operating profit						$409.5
Income from unconsolidated affiliates						3.9
Interest expense						(82.3)
Income before income taxes						$331.1

Other significant segment items(3)
Materials and supplies	$116.9	$68.2	$24.8	$48.3	$154.8
Salaries and wages (other than direct)	133.6	21.4	16.9	18.0	94.1
Consulting and professional services	14.4	4.7	29.1	3.3	4.1
Travel and entertainment (other than direct)	8.6	1.7	1.4	1.1	4.3
Legal	3.7	2.4	0.2	0.5	0.6
(1) Other segment items consist of payroll related expenses, materials and supplies, insurance costs, depreciation and amortization, consulting and professional services, and various other expense items.
(2) During the year ended October 31, 2024, reflects adjustments to the fair value of the contingent consideration payable related to the RavenVolt Acquisition of $95.7 million. During the year ended October 31, 2023, reflects adjustments to the fair value of the contingent consideration payable related to the RavenVolt Acquisition of $45.6 million and an employee retention credit totaling $24.0 million.
(3) Note these items are included in the segment expenses and operating profit shown above and are listed separately below segment operating profit as they are metrics that are separately provided to the CODMs on a regular basis.
Depreciation and Amortization

	Year Ended October 31,
	2025	2024	2023
Business & Industry	$35.0	$37.3	$44.9
Manufacturing & Distribution	11.7	12.2	13.1
Aviation	14.1	12.6	9.6
Education	21.3	21.8	22.5
Technical Solutions	10.4	7.7	17.5
Corporate	13.1	15.0	13.1
	$105.6	$106.6	$120.7

Geographic Information Based on the Country in Which the Sale Originated(1)

	Year Ended October 31,
(in millions)	2025	2024	2023
Revenues
United States	$8,025.4	$7,760.9	$7,565.6
All other countries	720.5	598.4	530.8
	$8,745.9	$8,359.4	$8,096.4
(1) Substantially all of our long-lived assets are related to U.S. operations.

19. SUBSEQUENT EVENT

On December 15, 2025, we entered into a Share Purchase Agreement with PW Red October S.À R.L, Watchman Investment Holdings Unlimited Company, and certain Management Sellers, as defined in the Purchase Agreement (the “Sellers”), pursuant to which ABM will acquire all of the issued and outstanding share capital of Iveagh New Opportunities Limited, a company incorporated in Ireland, and its direct and indirect wholly-owned subsidiaries (collectively, “WGNSTAR”) for an aggregate purchase price of approximately $275 million in cash, payable in accordance with the terms of the Purchase Agreement and subject to the adjustments set forth therein (the transaction, the “Acquisition”). We will finance the Acquisition with cash on hand and borrowings under our Amended Credit Facility.
The closing of the Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as certain other regulatory approvals in Ireland.

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
b. Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2025.
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
c. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the third quarter of 2023 and first quarter of 2025, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP system and key boundary systems for the Education, B&I, and M&D industry groups that has materially affected our internal control over financial reporting. The new ERP system and key boundary systems for these industry groups is replacing our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system and key boundary systems over the next several years. Our new ERP system and key boundary systems are intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system, and is intended to enhance internal controls over financial reporting. We believe our new ERP system and key boundary systems will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal controls over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the fiscal year 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Trading Arrangements
During the quarter ended October 31, 2025, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Rene Jacobsen, Executive Vice President and Chief Operating Officer	Adoption	October 15, 2025	X	-	86,273 shares of common stock(2)	-	From January 13, 2026, until the earlier of (i) the date when all the shares under the plan are sold and (ii) December 31, 2026

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(2) Mr. Jacobsen’s trading plan provides for the sale of approximately 86,273 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of Registrant.” Additional information required by this Item will be set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters,” and “Audit-Related Matters” in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). Such information is incorporated herein by reference. Our 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended October 31, 2025. We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.
On April 4, 2025, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation required by this Item will be set forth under the captions “Director Compensation for Fiscal Year 2025,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information and related stockholder matters required by this Item will be set forth under the captions “General Information—Security Ownership of Certain Beneficial Owners,” “General Information—Security Ownership of Directors and Executive Officers,” and “General Information—Equity Compensation Plan Information” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information with respect to certain relationships and related transactions and with respect to director independence required by this Item will be set forth under the captions “General Information—Certain Relationships and Transactions with Related Persons” and “Corporate Governance and Board Matters” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to our Audit Committee’s pre-approval policy for audit services performed by KPMG LLP (PCAOB ID 185) and our principal accounting fees and services required by this Item will be set forth under the caption “Audit-Related Matters” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance Beginning of Year	Additions from Acquisitions	Charges to Costs and Expenses(1)	Write-offs(2)/ Allowance Taken	Balance End of Year
Accounts receivable and sales allowances
2025	$22.8	—	58.8	(56.1)	$25.5
2024	25.0	0.3	88.7	(91.3)	22.8
2023	22.6	—	76.0	(73.6)	25.0
(1) Majority of charges to costs and expenses relates to sales allowance.
(2) Write-offs are net of recoveries.

EXHIBIT INDEX

Exhibit	Exhibit Description	Incorporated by Reference
No.		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated July 11, 2017, among GCA Holding Corp., ABM Industries Incorporated, Grade Sub One, Inc., Grade Sub Two, LLC and Thomas H. Lee Equity Fund VII, L.P. and Broad Street Principal Investments Holdings, L.P., acting jointly as the Securityholder Representative	8-K	001-08929	2.1	July 14, 2017
2.2	Purchase Agreement, dated August 25, 2021, among Crown Building Maintenance Co., Crown Energy Services, Inc., ABM Industries Incorporated and the sellers and sellers’ representative party thereto	8-K	001-08929	2.1	August 25, 2021
2.3	Agreement and Plan of Merger, dated August 17, 2022, by and among ABM Industries Incorporated, RavenVolt Merger Sub, Inc., RavenVolt, Inc. and Jonathan Hinton, as shareholders’ representative	8-K	001-08929	2.1	August 18, 2022
3.1	Restated Certificate of Incorporation of ABM Industries Incorporated, dated March 26, 2020	8-K	001-08929	3.1	March 27, 2020
3.2	Amended and Restated Bylaws of ABM Industries Incorporated, dated March 27, 2024	8-K	001-08929	3.1	March 27, 2024
4.1	Description of Registrant’s Securities	10-K	001-08929	4.1	December 17, 2020
10.1	Credit Agreement, dated as of September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, certain subsidiaries of ABM Industries Incorporated from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	001-08929	10.2	September 8, 2017
10.2	Letter Agreement, dated November 6, 2017, between ABM Industries Incorporated and Bank of America, N.A., as Swingline Lender with respect to the Credit Agreement dated as of September 1, 2017, among ABM Industries Incorporated, the Designated Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.3	December 22, 2017
10.3	First Amendment, dated as of July 3, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 7, 2018
10.4	Second Amendment, dated as of September 5, 2018, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.2	September 7, 2018

10.5	Third Amendment, dated as of May 28, 2020, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signatures pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	June 18, 2020
10.6	Fourth Amendment, dated as of June 28, 2021, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-Q	001-08929	10.1	September 9, 2021
10.7	Fifth Amendment, dated as of November 1, 2022, to the Credit Agreement dated September 1, 2017, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.7	December 21, 2022
10.8	LIBOR Transition Amendment, dated as of November 1, 2022, by and among ABM Industries Incorporated, a Delaware corporation, the Designated Borrowers identified on the signature pages thereto, the Subsidiary Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent	10-K	001-08929	10.8	December 21, 2022
10.9	Amended and Restated Credit Agreement, dated as of February 26, 2025, among ABM Industries Incorporated, ABM Aviation UK Limited, each of the other subsidiaries of ABM Industries Incorporated from time to time party thereto, the financial institutions listed on the signature pages thereof as lenders and Bank of America, N.A. as administrative agent and collateral agent for the lenders	8-K	001-08929	10.1	February 28, 2025
10.10*	ABM Executive Retiree Healthcare and Dental Plan	10-K	001-08929	10.17	January 14, 2005
10.11*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated December 13, 2010	10-K	001-08929	10.7	December 23, 2010
10.12*	Form of Director’s Indemnification Agreement	10-K	001-08929	10.9	December 21, 2018
10.13*	2006 Equity Incentive Plan, as amended and restated March 7, 2018	8-K	001-08929	10.1	March 8, 2018
10.14*	ABM Industries Incorporated 2021 Equity and Incentive Compensation Plan, as amended and restated October 23, 2023	10-K	001-08929	10.13	December 18, 2023

10.15*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.2	June 3, 2015
10.16*	Statement of Terms and Conditions Applicable to Options, Restricted Stock and Restricted Stock Units, and Performance Shares Granted to Employees Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.1	March 5, 2020
10.17*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.1	June 9, 2021
10.18*	Statement of Terms and Conditions Applicable to Awards Granted to UK Employees Pursuant to the 2021 Equity and Incentive Compensation Plan	10-K	001-08929	10.20	December 21, 2022
10.19*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after January 1, 2022	10-Q	001-08929	10.1	March 9, 2022
10.20*	Statement of Terms and Conditions Applicable to Awards Granted to Employees Pursuant to the 2021 Equity and Incentive Compensation Plan, for Awards Granted on or after October 23, 2023	10-K	001-08929	10.19	December 18, 2023
10.21*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after March 4, 2015	10-Q	001-08929	10.3	June 3, 2015
10.22*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, and Restricted Stock Units Granted to Directors Pursuant to the 2006 Equity Incentive Plan, for Awards Granted on or after January 1, 2020	10-Q	001-08929	10.2	March 5, 2020
10.23*	Statement of Terms and Conditions Applicable to Awards Granted to Non-Employee Directors Pursuant to the 2021 Equity and Incentive Compensation Plan	10-Q	008-08929	10.2	June 9, 2021
10.24*	Form of Restricted Stock Unit Agreement - 2006 Equity Plan	10-K	001-08929	10.18	December 20, 2019
10.25*	Form of Restricted Stock Unit Agreement for Employees – 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.2	March 9, 2022
10.26*	Form of Performance Share Agreement for Employees - 2021 Equity and Incentive Compensation Plan	10-Q	001-08929	10.3	March 9, 2022
10.27*	Executive Stock Option Plan (aka Age-Vested Career Stock Option Plan), as amended and restated June 4, 2012	10-Q	001-08929	10.1	September 6, 2012
10.28*	Deferred Compensation Plan for Executives, amended and restated October 25, 2010	10-K	001-08929	10.22	December 23, 2010
10.29*	Deferred Compensation Plan for Executives, amended and restated October 2, 2023	10-K	001-08929	10.29	December 18, 2023
10.30*	Supplemental Executive Retirement Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.4	September 8, 2008

10.31*	Service Award Benefit Plan, as amended and restated June 3, 2008	10-Q	001-08929	10.5	September 8, 2008
10.32*	Executive Severance Plan and Summary Plan Description, effective as of June 4, 2024	10-K	001-08929	10.31	December 19, 2024
10.33*	Amended and Restated Executive Employment Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.28	December 22, 2017
10.34*	Amended and Restated Change in Control Agreement, dated as of September 22, 2017, by and between ABM Industries Incorporated and Scott Salmirs	10-K	001-08929	10.29	December 22, 2017
10.35*	Executive Employment Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.3	March 7, 2018
10.36*	Change in Control Agreement, dated as of January 1, 2018, by and between ABM Industries Incorporated and Rene Jacobsen	10-Q	001-08929	10.4	March 7, 2018
10.37*	Executive Employment Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.1	March 7, 2019
10.38*	Change in Control Agreement, dated as of March 1, 2018, by and between ABM Industries Incorporated and Andrea Newborn	10-Q	001-08929	10.2	March 7, 2019
10.39*	Executive Employment Agreement, dated as of October 28, 2019, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.35	December 20, 2019
10.40*	Change in Control Agreement, dated as of February 8, 2020, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-Q	001-08929	10.4	June 9, 2021
10.41*	Executive Separation and Release Agreement, dated as of October 31, 2024, by and between ABM Industries Incorporated and Joshua H. Feinberg	10-K	001-08929	10.4	December 19, 2024
10.42*	Executive Employment Agreement, dated as of November 1, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.6	June 9, 2021
10.43*	Change in Control Agreement, dated as of November 30, 2020, by and between ABM Industries Incorporated and Earl R. Ellis	10-Q	001-08929	10.7	June 9, 2021
10.44*	Executive Employment Agreement, dated as of September 1, 2021, by and between ABM Industries Incorporated and Raul Valentin	10-Q	001-08929	10.1	March 12, 2025
10.45*	Change in Control Agreement, dated as of September 1, 2021, by and between ABM Industries Incorporated and Raul Valentin	10-Q	001-08929	10.2	March 12, 2025
10.46 *‡	Executive Separation and Release Agreement, dated as of September 5, 2025, by and between ABM Industries Incorporated and Earl Ellis
19	Insider Trading Policy	10-K	001-08929	19	December 19, 2024
21.1‡	Subsidiaries of the Registrant
23.1‡	Consent of Independent Registered Public Accounting Firm

31.1‡	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97*	ABM Industries Incorporated Amended and Restated Recoupment Policy, effective October 2, 2023	10-K	001-08929	97	December 18, 2023
101.INS ‡	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH ‡	Inline XBRL Taxonomy Extension Schema Document
101.CAL‡	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB ‡	Inline XBRL Taxonomy Label Linkbase Document
101.PRE ‡	Inline XBRL Presentation Linkbase Document
101.DEF ‡	Inline XBRL Taxonomy Extension Definition Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement
‡	Indicates filed herewith
†	Indicates furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABM Industries Incorporated

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director
December 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ABM Industries and in the capacities and on the dates indicated.

By:	/s/ Scott Salmirs
Scott Salmirs President and Chief Executive Officer and Director (Principal Executive Officer)
December 19, 2025

/s/ David M. Orr	/s/ Dean A. Chin
David M. Orr Executive Vice President and Chief Financial Officer	Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)
December 19, 2025	December 19, 2025

/s/ Sudhakar Kesavan	/s/ Quincy L. Allen
Sudhakar Kesavan	Quincy L. Allen, Director
Chairman of the Board and Director	December 19, 2025
December 19, 2025

/s/ LeighAnne G. Baker	/s/ Carol A. Clements
LeighAnne G. Baker, Director	Carol Clements, Director
December 19, 2025	December 19, 2025

/s/ Donald F. Colleran	/s/ James D. DeVries
Donald F. Colleran, Director	James D. DeVries, Director
December 19, 2025	December 19, 2025

/s/ Art A. Garcia	/s/ Thomas M. Gartland
Art A. Garcia, Director	Thomas M. Gartland, Director
December 19, 2025	December 19, 2025

/s/ Jill M. Golder	/s/ Barry A. Hytinen
Jill M. Golder, Director	Barry A. Hytinen, Director
December 19, 2025	December 19, 2025

/s/ Winifred M. Webb
Winifred M. Webb, Director
December 19, 2025