Form 10-Q
period 2026-01-31
ABM INDUSTRIES INC /DE/
filed 2026-03-10
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of March 9, 2026: 58,532,820

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
•We may not realize the growth opportunities and synergies that are anticipated from our acquisition of Iveagh New Opportunities Limited, a company incorporated in Ireland, and its direct and indirect wholly owned subsidiaries (collectively, “WGNSTAR”).
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended October 31, 2025, and in other reports (including all amendments to those reports) we file from time to time with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	January 31, 2026	October 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$100.4	$104.1
Trade accounts receivable, net of allowances of $26.0 and $25.5 at January 31, 2026 and October 31, 2025, respectively	1,493.0	1,471.1
Costs incurred in excess of amounts billed	162.0	193.7
Prepaid expenses	117.1	91.2
Other current assets	86.4	78.6
Total current assets	1,958.9	1,938.7
Other investments	50.0	48.6
Property, plant and equipment, net of accumulated depreciation of $394.3 and $379.8 at January 31, 2026 and October 31, 2025, respectively	177.5	177.2
Right-of-use assets	90.5	95.1
Other intangible assets, net of accumulated amortization of $544.9 and $532.2 at January 31, 2026 and October 31, 2025, respectively	231.9	243.2
Goodwill	2,595.3	2,591.1
Other noncurrent assets	184.9	175.5
Total assets	$5,289.0	$5,269.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$29.4	$29.4
Trade accounts payable	382.2	401.2
Accrued compensation	145.4	195.0
Accrued taxes — other than income	67.9	48.1
Deferred revenue	107.1	74.7
Insurance claims	202.1	200.8
Income taxes payable	4.1	4.0
Current portion of lease liabilities	28.1	28.2
Other accrued liabilities	339.8	324.1
Total current liabilities	1,306.1	1,305.7
Long-term debt, net	1,600.8	1,537.1
Long-term lease liabilities	80.3	83.7
Deferred income tax liability, net	53.8	39.9
Noncurrent insurance claims	465.0	459.3
Other noncurrent liabilities	54.8	54.3
Noncurrent income taxes payable	4.0	3.9
Total liabilities	3,564.7	3,483.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,598,372 and 60,176,611 shares issued and outstanding at January 31, 2026 and October 31, 2025, respectively	0.6	0.6
Additional paid-in capital	347.5	437.4
Accumulated other comprehensive loss, net of taxes	(12.3)	(20.5)
Retained earnings	1,388.6	1,368.1
Total stockholders’ equity	1,724.3	1,785.6
Total liabilities and stockholders’ equity	$5,289.0	$5,269.5
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2026	2025
Revenues	$2,243.5	$2,114.9
Operating expenses	1,983.5	1,855.1
Selling, general and administrative expenses	169.8	169.0
Restructuring and related expenses	3.7	—
Amortization of intangible assets	11.9	13.3
Operating profit	74.7	77.6
Income from unconsolidated affiliates	1.4	0.8
Interest expense	(24.0)	(22.9)
Income before income taxes	52.1	55.5
Income tax provision	(13.4)	(11.9)
Net income	38.8	43.6
Other comprehensive income
Interest rate swaps	(1.9)	(1.1)
Foreign currency translation and other	9.5	(7.6)
Income tax benefit	0.5	0.3
Comprehensive income	$46.9	$35.2
Net income per common share
Basic	$0.64	$0.69
Diluted	$0.64	$0.69
Weighted-average common and common equivalent shares outstanding
Basic	60.3	62.7
Diluted	60.7	63.2
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,
	2026		2025
(in millions, except per share amounts)	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	60.2	$0.6	62.2	$0.6
Stock issued under employee stock purchase and share-based compensation plans	0.5	—	0.4	—
Repurchase of common stock, including excise tax	(2.1)	—	(0.4)	—
Balance, end of period	58.6	0.6	62.2	0.6
Additional Paid-in Capital
Balance, beginning of period		437.4		527.4
Taxes withheld under employee stock purchase and share-based compensation plans, net		(10.1)		(9.9)
Share-based compensation expense		11.8		10.5
Repurchase of common stock, including excise tax		(91.7)		(21.3)
Balance, end of period		347.5		506.8
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(20.5)		(19.1)
Other comprehensive (loss) / income		8.1		(8.4)
Balance, end of period		(12.3)		(27.5)
Retained Earnings
Balance, beginning of period		1,368.1		1,272.9
Net income		38.8		43.6
Dividends
Common stock (1)		(17.3)		(16.4)
Stock issued under share-based compensation plans		(1.0)		(0.8)
Balance, end of period		1,388.6		1,299.3
Total Stockholders’ Equity		$1,724.3		$1,779.2

(1) Cash dividends declared per common share were $0.290 and $0.265 for the three months ended January 31, 2026 and 2025, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$38.8	$43.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25.7	25.9
Deferred income taxes	14.4	0.1
Share-based compensation expense	11.8	10.5
Provision for bad debt	0.5	0.7
Discount accretion on insurance claims	0.2	0.2
Gain on sale of assets	(0.1)	(0.1)
Income from unconsolidated affiliates	(1.4)	(0.8)
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	9.2	(139.7)
Prepaid expenses and other current assets	(30.4)	0.7
Right-of-use assets	4.6	(0.9)
Other noncurrent assets	(8.0)	(5.2)
Trade accounts payable and other accrued liabilities	(2.4)	(58.2)
Long-term lease liabilities	(3.4)	(0.6)
Insurance claims	6.9	9.5
Income taxes payable, net	(4.8)	8.8
Other noncurrent liabilities	0.6	(0.8)
Total adjustments	23.3	(149.8)
Net cash provided by (used in) operating activities	62.0	(106.2)
Cash flows from investing activities
Additions to property, plant and equipment	(13.2)	(16.7)
Proceeds from sale of assets	0.2	0.4
Purchase of businesses, net of cash acquired	0.4	1.9
Net cash used in investing activities	(12.6)	(14.4)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(11.1)	(10.7)
Repurchases of common stock, including excise taxes	(91.7)	(21.3)
Dividends paid	(17.3)	(16.4)
Borrowings from debt	354.5	579.9
Repayment of borrowings from debt	(291.0)	(373.0)
Changes in book cash overdrafts	2.6	(40.6)
Repayment of finance lease obligations	(1.2)	(1.1)
Net cash (used in) provided by financing activities	(55.2)	116.9
Effect of exchange rate changes on cash and cash equivalents	2.0	(1.8)
Net decrease in cash and cash equivalents	(3.7)	(5.6)
Cash and cash equivalents at beginning of year	104.1	64.6
Cash and cash equivalents at end of period	$100.4	$59.0
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended October 31, 2025. Unless otherwise indicated, all references to years are to our fiscal years, which end on October 31.
Rounding
We round amounts in the Financial Statements to millions and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three months ended January 31, 2026, and January 31, 2025, was $91.0 million and $82.0 million, respectively.
Recently Adopted Accounting Standards
There were no recently adopted accounting standards during the three months ended January 31, 2026.

3. ACQUISITIONS

Acquisition of LMC FM
Effective June 1, 2025, we acquired LMC FM Limited (“LMC”), a Dublin-based facilities services company with coverage across Ireland, for a purchase price of approximately $22.0 million in cash plus the potential of $5.9 million of contingent consideration to be paid in calendar year 2027 upon the retention of the top two customers. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is not deductible for tax reporting purposes. As of January 31, 2026, we recorded preliminary goodwill and intangibles of $14.1 million and $12.9 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $19.8 million and $18.9 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income for the three months ended January 31, 2026, include revenues of $13.0 million attributable to LMC, which are included in our Technical Solutions segment.
Acquisition of RavenVolt
On September 1, 2022, we completed the acquisition of all of the equity interests of RavenVolt, Inc. (“RavenVolt”), a nationwide provider of advanced turn-key microgrid systems utilized by diversified commercial and industrial customers, national retailers, utilities, and municipalities. RavenVolt’s operations are included within our Technical Solutions segment.
The purchase price for the acquisition was approximately $170.0 million in cash at closing plus the potential of post-closing contingent consideration of up to $280.0 million. The estimate of the fair value of the contingent consideration on the date of acquisition was $59.0 million. The post-closing contingent consideration would be payable in cash in calendar years 2024, 2025, and 2026 if RavenVolt’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the RavenVolt merger agreement, meets or exceeds certain defined targets. In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023. In the third quarter of 2025, we made a $75.0 million payment for calendar year 2024, of which $16.0 million was classified as an operating cash outflow. At January 31, 2026, the value of the contingent consideration was $32.5 million, and there was no change since October 31, 2025.

4. REVENUES

Disaggregation of Revenues
We generate revenues under several types of contracts, which are further explained below. Generally, the type of contract is determined by the nature of the services provided by each of our major service lines throughout our reportable segments; therefore, we disaggregate revenues from contracts with customers into major service lines. We have determined that disaggregating revenues into these categories best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Our reportable segments are B&I, M&D, Aviation, Education, and Technical Solutions, as described in Note 13, “Segment Information.”

	Three Months Ended January 31, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$730.6	$333.8	$65.2	$203.3	$—	$1,332.9
Aviation Services(2)	—	—	131.4	—	—	131.4
Parking and Transportation(3)	107.2	18.7	87.0	0.1	—	213.0
Facility Solutions	$837.9	$352.5	$283.6	$203.4	$—	$1,677.3

Operations and Maintenance(4)	225.7	69.7	14.1	25.3	—	334.9
Building & Energy Solutions(5)	1.5	0.1	—	—	229.7	231.3
Engineering and Infrastructure Solutions	$227.2	$69.8	$14.1	$25.3	$229.7	$566.2

Total	$1,065.1	$422.3	$297.7	$228.7	$229.7	$2,243.5

	Three Months Ended January 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$697.8	$328.3	$53.3	$197.1	$—	$1,276.4
Aviation Services(2)	—	—	117.3	—	—	117.3
Parking and Transportation(3)	104.5	13.3	86.3	0.1	—	204.3
Facility Solutions	$802.3	$341.6	$256.9	$197.2	$—	$1,598.0

Operations and Maintenance(4)	220.6	52.7	13.2	28.1	—	314.6
Building & Energy Solutions(5)	—	—	—	—	202.3	202.3
Engineering and Infrastructure Solutions	$220.6	$52.7	$13.2	$28.1	$202.3	$516.9

Total	$1,022.9	$394.3	$270.1	$225.3	$202.3	$2,114.9

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

Contract Types
We have arrangements under various contract types, as described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
Remaining Performance Obligations
At January 31, 2026, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $224.2 million. We expect to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	January 31, 2026	October 31, 2025
Contract assets
Billed trade receivables(1)	$1,229.0	$1,223.0
Unbilled trade receivables(1)	290.0	273.6
Costs incurred in excess of amounts billed	162.0	193.7
Capitalized commissions(2)	32.8	32.3
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the three months ended January 31, 2026, we capitalized $6.0 million of new costs and amortized $5.5 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Three Months Ended January 31, 2026
Contract liabilities(1)
Balance at beginning of period	$148.6
Additional contract liabilities	131.9
Recognition of deferred revenue	(85.9)
Balance at end of period	$194.6
(1) Included in “Deferred revenue” and “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. RESTRUCTURING AND RELATED COSTS

In the fourth quarter of 2025, we implemented a restructuring program (the “Restructuring Program”) to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between the Company’s cost structure and our strategic growth objectives. We recognized $17.1 million of cumulative restructuring charges under this program through the first quarter of 2026, which includes employee severance, asset impairment charges, and other related costs. We continue to review our overhead and cost structure for additional efficiency opportunities under this program. We expect these actions to be completed in 2026.
Rollforward of Restructuring and Related Liabilities

(in millions)	Employee Severance	Asset Impairment(2)	Other	Total
Balance, November 1, 2025	$3.4	$—	$0.2	$3.6
Costs recognized(1)	0.5	1.9	1.3	3.7
Payments	$(2.2)	—	(0.4)	(2.5)
Non-cash items	—	(1.9)	—	(1.9)
Balance, January 31, 2026	$1.8	$—	$1.1	$2.9
(1) We include these costs within corporate expenses and are included within “Restructuring and related expenses” on the unaudited Consolidated Statements of Comprehensive Income.
(2) Represents various ROU asset impairments due to lease terminations or subleases as part of a real estate optimization project.
6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended January 31,
(in millions, except per share amounts)	2026	2025
Net income	$38.8	$43.6

Weighted-average common and common equivalent shares outstanding — Basic	60.3	62.7
Effect of dilutive securities
Restricted stock units	0.2	0.3
Performance shares	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	60.7	63.2

Net income per common share
Basic	$0.64	$0.69
Diluted	$0.64	$0.69

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended January 31,
(in millions)	2026	2025
Anti-dilutive	0.3	—

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	January 31, 2026	October 31, 2025
Cash and cash equivalents(1)	1	$100.4	$104.1
Insurance deposits(2)	1	4.8	4.8
Assets held in funded deferred compensation plan(3)	1	4.8	4.8
Credit facility(4)	2	1,632.5	1,569.0
Interest rate swap assets(5)	2	2.5	4.3
Interest rate swap liabilities(5)	2	0.1	0.1
Investments in equity investment(6)	3	34.1	34.1
Contingent consideration(7)(8)	3	38.7	38.3
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. Our interest rate swap assets and liabilities are included in “Other current assets” and “Other accrued liabilities,” respectively, on the accompanying unaudited Consolidated Balance Sheets. See Note 9, “Credit Facility,” for further information. Our interest rate swaps will mature in 2026.
(6) During the three months ended October 31, 2025, we purchased a $20.0 million call option to acquire an ownership interest in WGNSTAR. This Acquisition has now been completed—refer to Note 14, “Subsequent Events,” for further information. Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market. The contingent consideration payment related to calendar year 2025, which is expected to be made in May 2026, represents a Level 3 measurement at January 31, 2026, and at October 31, 2025, within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
(8) The balance at January 31, 2026, and October 31, 2025, also includes the contingent consideration payable in calendar year 2027 related to the LMC Acquisition.

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
Interim Review Performed During 2026
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
During the first quarter of 2026, we performed a review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity through January 31, 2026. Based on the results of the review, it was determined that there was no adjustment required for our total reserves related to prior years during the three months ended January 31, 2026. There was no adjustment required for total reserves related to prior years during the three months ended January 31, 2025.
Insurance-Related Balances and Activity

(in millions)	January 31, 2026	October 31, 2025
Insurance claim reserves, excluding medical and dental	$657.8	$649.5
Medical and dental claim reserves	9.2	10.6
Insurance recoverables	90.8	90.8
At January 31, 2026, and October 31, 2025, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	January 31, 2026	October 31, 2025
Standby letters of credit	$18.7	$18.7
Surety bonds and surety-backed letters of credit	239.6	213.9
Restricted insurance deposits	4.8	4.8
Total	$263.0	$237.4

9. CREDIT FACILITY

Credit Facility Information

(in millions)	January 31, 2026	October 31, 2025
Current portion of long-term debt(1)(2)
Gross term loan	$30.0	$30.0
Unamortized deferred financing costs	(0.6)	(0.6)
Current portion of term loan	$29.4	$29.4

Long-term debt(1)(2)
Gross term loan	$547.5	$555.0
Unamortized deferred financing costs	(1.7)	(1.9)
Total noncurrent portion of term loan	545.8	553.1
Revolving line of credit(3)	1,055.0	984.0
Long-term debt	$1,600.8	$1,537.1
(1) At January 31, 2026, and October 31, 2025, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 5.44% and 5.84%, respectively.
(2) At January 31, 2026, we had borrowing capacity of $507.7 million.
(3) At January 31, 2026, standby letters of credit amounted to $23.5 million.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2026, we were in compliance with these covenants.
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

We incurred deferred financing costs of $8.0 million in conjunction with the execution of the Amended Credit Facility and carried over $2.9 million of unamortized deferred financing costs from initial execution and previous amendments of the Credit Facility. Total deferred financing costs of $10.9 million, consisting of $3.0 million related to the term loan and $7.9 million related to the Revolver, are being amortized to interest expense over the term of the Amended Credit Facility.
On February 3, 2026, the Amended Credit Facility was amended to provide for a new incremental term loan in an aggregate principal amount equal to $255.0 million (the “First Incremental Term Loan”). Refer to Note 14, “Subsequent Events,” for further information.
Long-Term Debt Maturities
During the three months ended January 31, 2026, we made principal payments under the term loan of $7.5 million. As of January 31, 2026, the following principal payments are required under the Amended Credit Facility:

(in millions)	2026	2027	2028	2029	2030
Debt maturities	$22.5	$30.0	$30.0	$30.0	$1,520.0
Interest Rate Swaps
We utilize interest rate swap agreements to fix the variable interest rates on portions of our debt. The purpose of using these derivatives is to reduce our exposure to the interest rate risk associated with variable borrowings. Under these agreements, we typically pay a fixed interest rate in exchange for a SOFR-based variable interest rate on a given notional amount. All of our interest rate swaps are designated and accounted for as cash flow hedges. Changes in the fair value of these derivatives are reported as a component of other comprehensive income and are reclassified into earnings in the period or periods in which the hedged transaction affects earnings. For information regarding the valuation of our interest rate swaps, see Note 7, “Fair Value of Financial Instruments.”

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$86.9 million	2.83%	July 7, 2022	June 28, 2026
$13.1 million	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
At January 31, 2026, and October 31, 2025, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $1.0 million, net of taxes of $1.4 million, and a gain of $2.4 million, net of taxes of $1.9 million, respectively. At January 31, 2026, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $1.7 million, net of taxes of $0.6 million.

10. COMMON STOCK

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
Repurchase Activity
We repurchased shares under the share repurchase program during the three months ended January 31, 2026, as summarized below. At January 31, 2026, authorization for $92.0 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025
Total number of shares purchased	2.07	0.42
Average price paid per share(1)	$44.13	$51.23
Total cash paid for share repurchases(1)	$91.1	$21.3

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
11. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of January 31, 2026, these letters of credit totaled $23.5 million and surety bonds and surety-backed letters of credit totaled $1,061.8 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At January 31, 2026, total guarantees were $201.2 million and extend through 2045. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.
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
At January 31, 2026, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $9.2 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $13.3 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
12. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three months ended January 31, 2026 and 2025, we had effective tax rates of 25.6% and 21.4%, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.
Our effective tax rate for the three months ended January 31, 2026, was reduced by discrete items, primarily share based compensation. Our effective tax rate for the three months ended January 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.
The Work Opportunity Tax Credit (“WOTC”) and Federal Empowerment Zone (“FEZ”) credit are federal tax credits available to employers for hiring individuals from certain targeted groups. The Company has historically benefited from these tax credits, which expired on December 31, 2025. As of January 31, 2026, the credits have not been renewed, and our effective tax rate for the quarter only includes a benefit for those employees who started work before December 31, 2025.
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

13. SEGMENT INFORMATION

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

M&D
M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus arrangements, that are obtained through a competitive bid process as well as pursuant to work orders.

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
As of January 31, 2026, the Company’s Chief Operating Decision Makers (the “CODMs”), consisting of the Chief Executive Officer and the Chief Operating Officer, evaluate the performance of ABM’s operating segments and allocate resources based on segment operating profit and revenue. These metrics are regularly reviewed as part of ABM’s internal reporting package.
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

The following tables present the measure of profit or loss used by the CODMs, along with other significant segment items that are regularly provided and used in managing the business:
Financial Information by Reportable Segment

	Three Months Ended January 31, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$1,065.1	$422.3	$297.7	$228.7	$229.7	$2,243.5
Significant Segment Expenses
Direct labor costs	596.4	276.1	183.6	147.3	81.5	1,284.9
Indirect costs	29.2	5.5	3.2	5.9	26.5	70.3
General and administrative	19.6	12.0	11.1	2.4	20.4	65.5
Selling	8.2	3.2	0.4	0.3	13.8	25.9
Other segment items(1)	332.0	89.2	86.8	51.2	79.1	638.3
Segment operating profit	$79.7	$36.3	$12.6	$21.6	$8.4	$158.6
Corporate						(81.9)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(1.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.5)
Total operating profit						$74.7
Income from unconsolidated affiliates						1.4
Interest expense						(24.0)
Income before income taxes						$52.1

Other significant segment items(2)
Materials and supplies	$29.3	$15.9	$6.7	$10.8	$66.2
Salaries and wages (other than direct)	28.4	8.0	4.0	4.5	35.7
Consulting and professional services	2.8	1.0	5.4	0.4	2.4
Travel and entertainment (other than direct)	1.9	0.5	0.5	0.2	1.7
Legal	1.1	0.3	0.5	0.2	0.4

	Three Months Ended January 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$1,022.9	$394.3	$270.1	$225.3	$202.3	$2,114.9
Significant Segment Expenses
Direct labor costs	571.0	256.0	161.1	151.9	54.4	1,194.3
Indirect costs	31.5	8.6	3.4	5.5	21.9	70.8
General and administrative	18.2	11.0	10.2	2.3	19.6	61.3
Selling	7.4	3.1	0.3	0.3	13.1	24.2
Other segment items(1)	315.6	76.2	82.9	51.3	76.8	602.8
Segment operating profit	$79.4	$39.4	$12.2	$14.0	$16.6	$161.5
Corporate						(83.2)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(0.8)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						—
Total operating profit						$77.6
Income from unconsolidated affiliates						0.8
Interest expense						(22.9)
Income before income taxes						$55.5

Other significant segment items(2)
Materials and supplies	$28.0	$14.2	$5.4	$10.8	$61.4
Salaries and wages (other than direct)	30.1	7.9	3.8	3.9	32.6
Consulting and professional services	2.9	1.1	11.6	0.9	1.8
Travel and entertainment (other than direct)	1.9	0.4	0.5	0.3	1.9
Legal	0.4	1.0	0.6	0.2	0.2

(1) Other segment items consist of payroll related expenses, materials and supplies, insurance costs, depreciation and amortization, consulting and professional services, and various other expense items.
(2) Note these items are included in the segment expenses and operating profit shown above and are listed separately below segment operating profit as they are metrics that are separately provided to the CODMs on a regular basis.

14. SUBSEQUENT EVENTS

Subsequent Amendment of Amended Credit Facility and Closing of WGNSTAR Acquisition
On February 3, 2026, we incurred $255.0 million of the First Incremental Term Loan, pursuant to an amendment to the Amended Credit Facility. The initial applicable rate with respect to the First Incremental Term Loan shall be Term SOFR plus 2.0% per annum. Beginning on the first adjustment date occurring after the delivery of a compliance certificate for the fiscal quarter of the Company ending April 30, 2026, the applicable rate with respect to the First Incremental Term Loan will be determined pursuant to the applicable pricing grid set forth in the Amended Credit Facility. The other terms and conditions that apply to the First Incremental Term Loan are substantially the same as the terms and conditions that apply to the other term loans outstanding under the Amended Credit Facility.
On February 4, 2026, we consummated the acquisition of WGNSTAR for an aggregate purchase price of approximately $264 million in cash (subject to customary working capital adjustments). We financed the acquisition with borrowings under the Amended Credit Facility. WGNSTAR is a provider of managed workforce solutions and equipment support services for the semiconductor and high-technology industries across the U.S. and Ireland. The acquisition will be accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed will be recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The purchase price allocation will be subject to adjustments within the measurement period not to exceed one year from the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of the results of operations and financial condition of ABM. This MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2025, which has been filed with the SEC. This MD&A contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may be materially different from those we currently anticipate. See “Forward-Looking Statements” for more information.
Throughout the MD&A, amounts and percentages may not recalculate due to rounding. Unless otherwise indicated, all information in the MD&A and references to years are based on our fiscal years, which end on October 31.
Business Overview

ABM is a leading provider of integrated facility solutions, customized by industry, with a mission to make a difference, every person, every day.
In 2021, we launched our multiyear ELEVATE transformation and systems modernization plan to strengthen our industry leadership, enhance our core service capabilities, and modernize our systems, processes, and tools — with a goal of advancing data integrity, technology enablement, and operational consistency to support long-term growth and value creation.
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

Restructuring Program
In the fourth quarter of 2025, we launched a Restructuring Program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between our cost structure and strategic growth objectives. Once fully implemented in 2026, this program is expected to deliver approximately $35.0 million of annualized cost savings. We recognized $17.1 million of cumulative restructuring charges under this program through the first quarter of 2026. The range of the remaining costs to be incurred related to the Restructuring Program cannot be reasonably estimated at this time.
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

M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus arrangements, that are obtained through a competitive bid process as well as pursuant to work orders.

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

Key Financial Highlights
•Revenues increased by $128.6 million, or 6.1%, to $2,243.5 million during the three months ended January 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 5.5% and acquisition growth of 0.6%. The organic revenue growth was due to net new business and expansion of business with existing customers among all our industry groups, as well as higher project and recurring services revenues associated with mission-critical infrastructure and data center solutions within Technical Solutions. Acquisition growth was driven by a $13.0 million revenue increase from the LMC Acquisition.
•We had a decrease in operating profit of $2.9 million, to $74.7 million, during the three months ended January 31, 2026, as compared to the prior year period. The decrease was primarily attributed to:
◦restructuring charges incurred during the first quarter of 2026 under our Restructuring Program; and
◦service mix and timing of the completion of certain projects due to temporary weather related delays in Technical Solutions.
The decrease was partially offset by:
◦operational efficiencies, including cost savings realized from initiatives implemented under our Restructuring Program.
•Our effective tax rates for the three months ended January 31, 2026, and January 31, 2025, were 25.6% and 21.4%, respectively. Our effective tax rate for the three months ended January 31, 2026, was reduced by discrete items, primarily share based compensation. Our effective tax rate for the three months ended January 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.
•Net cash provided by operating activities was $62.0 million for the three months ended January 31, 2026, as compared to cash used in operating activities of $106.2 million for the three months ended January 31, 2025. The $168.2 million improvement was primarily driven by favorable changes in working capital, including improved cash collections and timing of payments.
•Dividends of $17.3 million were paid to shareholders, and dividends totaling $0.290 per common share were declared during the three months ended January 31, 2026. Additionally, we repurchased 2.1 million shares for $91.1 million, excluding excise taxes, during the three months ended January 31, 2026.
•At January 31, 2026, total outstanding borrowings under our Amended Credit Facility were $1.6 billion. At January 31, 2026, we had up to $507.7 million of borrowing capacity.

Results of Operations

Three Months Ended January 31, 2026, Compared with the Three Months Ended January 31, 2025
Consolidated

	Three Months Ended January 31,
(in millions, except per share amounts)	2026	2025	Increase / (Decrease)
Revenues	$2,243.5	$2,114.9	$128.6	6.1%
Operating expenses	1,983.5	1,855.1	128.4	6.9%
Gross margin	11.6%	12.3%	(69) bps
Selling, general and administrative expenses	169.8	169.0	0.8	0.4%
Restructuring and related expenses	3.7	—	3.7	NM*
Amortization of intangible assets	11.9	13.3	(1.4)	(10.0)%
Operating profit	74.7	77.6	(2.9)	(3.7)%
Income from unconsolidated affiliates	1.4	0.8	0.6	88.3%
Interest expense	(24.0)	(22.9)	(1.1)	(4.9)%
Income before income taxes	52.1	55.5	(3.4)	(6.0)%
Income tax provision	(13.4)	(11.9)	(1.5)	(12.7)%
Net income	38.8	43.6	(4.8)	(11.1)%
Other comprehensive income
Interest rate swaps	(1.9)	(1.1)	(0.8)	(68.0)%
Foreign currency translation and other	9.5	(7.6)	17.1	NM*
Income tax benefit	0.5	0.3	0.2	70.2%
Comprehensive income	$46.9	$35.2	$11.7	33.5%
*Not meaningful
Revenues
Revenues increased by $128.6 million, or 6.1%, to $2,243.5 million during the three months ended January 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 5.5% and acquisition growth of 0.6%. The organic revenue growth was due to net new business and expansion of business with existing customers among all our industry groups, as well as higher project and recurring services revenues associated with mission-critical infrastructure and data center solutions within Technical Solutions. Acquisition growth was driven by a $13.0 million revenue increase from the LMC Acquisition.
Operating Expenses
Operating expenses increased by $128.4 million, or 6.9%, to $1,983.5 million during the three months ended January 31, 2026, as compared to the prior year period. Gross margin decreased by 69 bps to 11.6% in the three months ended January 31, 2026, from 12.3% in the prior year period. The decrease in gross margin was primarily driven by strategic pricing decisions for contract rebids within B&I, service mix within M&D and Technical Solutions, and weather-related disruptions in Aviation and Technical Solutions. This was partially offset by operational efficiencies achieved through our Restructuring Program as well as positive operational impacts from weather-related disruptions within Education.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.8 million, or 0.4%, to $169.8 million during the three months ended January 31, 2026, as compared to the prior year period. The increase in selling, general and administrative expenses was primarily attributable to:
•a $2.5 million increase in costs associated with systems’ go-live.
The increase was partially offset by:

•a $2.4 million decrease in accruals for potential legal settlements.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.4 million, or 10.0%, to $11.9 million during the three months ended January 31, 2026, as compared to the prior year period. The decrease was primarily attributable to certain intangibles acquired as part of the Able and GCA acquisitions.
Interest Expense
Interest expense increased by $1.1 million, or 4.9%, to $24.0 million during the three months ended January 31, 2026, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility to fund working capital requirements.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended January 31, 2026, and January 31, 2025, were 25.6% and 21.4%, respectively, resulting in provisions for taxes of $13.4 million and $11.9 million, respectively.
Our effective tax rate for the three months ended January 31, 2026, was reduced by discrete items, primarily share based compensation. Our effective tax rate for the three months ended January 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.
The WOTC and FEZ credit are federal tax credits available to employers for hiring individuals from certain targeted groups. We have historically benefited from these credits, and they expired on December 31, 2025. As of January 31, 2026, the credits have not been renewed and our effective tax rate for the three months ended January 31, 2026, includes a benefit only for those employees who started work before December 31, 2025. Any extension or renewal of the WOTC and FEZ credit is subject to future legislative action by Congress and would occur retroactively.
Interest Rate Swaps
We had a loss of $1.9 million on interest rate swaps during the three months ended January 31, 2026, as compared to a loss of $1.1 million during the three months ended January 31, 2025, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation gain of $9.5 million during the three months ended January 31, 2026, as compared to a foreign currency translation loss of $7.6 million during the three months ended January 31, 2025. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended January 31,
(in millions)	2026	2025	Increase / (Decrease)
Revenues
Business & Industry	$1,065.1	$1,022.9	$42.2	4.1%
Manufacturing & Distribution	422.3	394.3	28.0	7.1%
Aviation	297.7	270.1	27.6	10.2%
Education	228.7	225.3	3.4	1.5%
Technical Solutions	229.7	202.3	27.4	13.6%
	$2,243.5	$2,114.9	$128.6	6.1%
Operating profit
Business & Industry	$79.7	$79.4	$0.3	0.4%
Operating profit margin	7.5%	7.8%	(28) bps
Manufacturing & Distribution	36.3	39.4	(3.1)	(7.7)%
Operating profit margin	8.6%	10.0%	(139) bps
Aviation	12.6	12.2	0.4	2.7%
Operating profit margin	4.2%	4.5%	(31) bps
Education	21.6	14.0	7.6	54.2%
Operating profit margin	9.4%	6.2%	322 bps
Technical Solutions	8.4	16.6	(8.2)	(49.0)%
Operating profit margin	3.7%	8.2%	(452) bps
Corporate	(81.9)	(83.2)	1.3	1.6%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.4)	(0.8)	(0.6)	(88.3)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.5)	—	(0.5)	NM*
	$74.7	$77.6	$(2.9)	(3.7)%
*Not meaningful

Business & Industry
	Three Months Ended January 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$1,065.1	$1,022.9	$42.2	4.1%
Operating profit	79.7	79.4	0.3	0.4%
Operating profit margin	7.5%	7.8%	(28) bps
B&I revenues increased by $42.2 million, or 4.1%, to $1,065.1 million during the three months ended January 31, 2026, as compared to the prior year period. The revenue increase was primarily driven by client expansions domestically and new client wins internationally as well as higher volumes of work orders across all geographies. This includes strategic pricing decisions for contract rebids and proactive extensions. Management reimbursement revenues for this segment totaled $73.8 million and $71.3 million for the three months ended January 31, 2026 and 2025, respectively.
Operating profit increased by $0.3 million, or 0.4%, to $79.7 million during the three months ended January 31, 2026, as compared to the prior year period. Operating profit margin decreased by 28 bps to 7.5% in the three months ended January 31, 2026, from 7.8% in the prior year period. The decrease in operating profit margin was primarily driven by strategic pricing decisions for contract rebids and proactive extensions, and investments made in the second half of 2025 to hire certain sales expertise to support future growth, partially offset by operational efficiencies achieved through our Restructuring Program.

Manufacturing & Distribution
	Three Months Ended January 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$422.3	$394.3	$28.0	7.1%
Operating profit	36.3	39.4	(3.1)	(7.7)%
Operating profit margin	8.6%	10.0%	(139) bps
M&D revenues increased by $28.0 million, or 7.1%, to $422.3 million during the three months ended January 31, 2026, as compared to the prior year period. The increase was primarily attributable to the expansion of business with existing clients and new business wins.
Operating profit decreased by $3.1 million, or 7.7%, to $36.3 million during the three months ended January 31, 2026, as compared to the prior year period. Operating profit margin decreased by 139 bps to 8.6% in the three months ended January 31, 2026, from 10.0% in the prior year period. The decrease in operating profit margin was primarily attributable to contract mix and investments made in the second half of 2025 to hire certain technical expertise to support future growth.

Aviation
	Three Months Ended January 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$297.7	$270.1	$27.6	10.2%
Operating profit	12.6	12.2	0.4	2.7%
Operating profit margin	4.2%	4.5%	(31) bps
Aviation revenues increased by $27.6 million, or 10.2%, to $297.7 million during the three months ended January 31, 2026, as compared to the prior year period. The increase was primarily attributable to new business wins in the second half of 2025 and scope expansions with existing clients both domestically and internationally. Management reimbursement revenues for this segment totaled $15.6 million and $10.6 million for the three months ended January 31, 2026 and 2025, respectively.
Operating profit increased by $0.4 million, or 2.7%, to $12.6 million for the three months ended January 31, 2026, as compared to the prior year period. Operating profit margin decreased by 31 bps to 4.2% in the three months ended January 31, 2026. The operating profit margin decreased primarily due to weather-related disruptions at airport locations.

Education
	Three Months Ended January 31,
($ in millions)	2026	2025	Increase
Revenues	$228.7	$225.3	$3.4	1.5%
Operating profit	21.6	14.0	7.6	54.2%
Operating profit margin	9.4%	6.2%	322 bps
Education revenues increased by $3.4 million, or 1.5%, to $228.7 million during the three months ended January 31, 2026, as compared to the prior year period. The increase was primarily attributable to new business wins.
Operating profit increased by $7.6 million, or 54.2%, to $21.6 million for the three months ended January 31, 2026, as compared to the prior year period. Operating profit margin increased by 322 bps to 9.4% in the three months ended January 31, 2026, from 6.2% in the prior year period. The increase in operating profit margin was primarily attributable to operational efficiencies, partially aided by the impact of weather-related school closures on operating costs.

Technical Solutions
	Three Months Ended January 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$229.7	$202.3	$27.4	13.6%
Operating profit	8.4	16.6	(8.2)	(49.0)%
Operating profit margin	3.7%	8.2%	(452) bps
Technical Solutions revenues increased by $27.4 million, or 13.6%, to $229.7 million during the three months ended January 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 7.1% and acquisition growth of 6.4%. The organic revenue growth was primarily driven by our Mission Critical business, reflecting higher project and recurring services revenues associated with mission-critical infrastructure and data center solutions. Acquisition growth was driven by a $13.0 million revenue increase from the LMC Acquisition..
Operating profit decreased by $8.2 million, or 49.0%, to $8.4 million during the three months ended January 31, 2026, as compared to the prior year period. Operating profit margin decreased by 452 bps to 3.7% in the three months ended January 31, 2026, from 8.2% in the prior year period. The decrease in operating profit margin was primarily attributable to service mix, as well as temporary weather-related delays in the completion of certain projects.

Corporate
	Three Months Ended January 31,
($ in millions)	2026	2025	Decrease
Corporate expenses	$(81.9)	$(83.2)	$1.3	1.6%
Corporate expenses decreased by $1.3 million, or 1.6%, to $81.9 million during the three months ended January 31, 2026, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $4.8 million decrease in accruals for potential legal settlements.
The decrease was partially offset by:
•a $3.7 million increase in restructuring charges under our Restructuring Program.
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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At January 31, 2026, we were in compliance with these covenants.
During the three months ended January 31, 2026, we made principal payments under the term loan of $7.5 million. At January 31, 2026, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.6 billion and $23.5 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 5.44%. At January 31, 2026, we had up to $507.7 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under the share repurchase program during the three months ended January 31, 2026, as summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At January 31, 2026, authorization for $92.0 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025
Total number of shares purchased	2.07	0.42
Average price paid per share(1)	$44.13	$51.23
Total cash paid for share repurchases(1)	$91.1	$21.3

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

	Three Months Ended January 31,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$62.0	$(106.2)
Net cash used in investing activities	(12.6)	(14.4)
Net cash (used in) provided by financing activities	(55.2)	116.9
Operating Activities
Net cash provided by operating activities was $62.0 million for the three months ended January 31, 2026, as compared to cash used in operating activities of $106.2 million for the three months ended January 31, 2025. The $168.2 million improvement was primarily driven by favorable changes in working capital, including improved cash collections and timing of payments.
Investing Activities
Net cash used in investing activities decreased by $1.8 million during the three months ended January 31, 2026, as compared to the prior year period. This decrease was primarily due to lower purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $55.2 million during the three months ended January 31, 2026, as compared to net cash provided by financing activities of $116.9 million during the three months ended January 31, 2025. This quarter’s activity was primarily related to an increase in share repurchases and lower net borrowings from our Amended Credit Facility.
Contingencies

For disclosures on contingencies, see Note 11, “Commitments and Contingencies,” of the Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
This ASU, issued in September 2025, removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires the capitalization of software costs to begin when 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended.
This ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted.
2025-11	Interim Reporting (Topic 270): Narrow-Scope Improvements
This ASU, issued in December 2025, improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. We are currently evaluating the impact of implementing this guidance on our financial statements.
This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes related to market risk from the disclosures in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning (“ERP”) system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the third quarter of 2023 and first quarter of 2025, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP and key boundary systems for the Education, Business & Industry, and Manufacturing & Distribution industry groups that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system and key boundary systems for these industry groups is replacing our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system and key boundary systems over the next several years. Our new ERP system and key boundary systems are intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system, and is intended to enhance internal control over financial reporting. We believe our new ERP system and key boundary systems will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal control over financial reporting and procedures.
There were no other changes in our internal control over financial reporting during the first quarter of 2026 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 11, “Commitments and Contingencies,” to the unaudited Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2025, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
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
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2026:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
11/01/2025- 11/30/2025	—	$—	—	$183.1
12/01/2025- 12/31/2025	0.32	$42.68	0.32	$169.6
01/01/2026- 01/31/2026	1.75	$44.39	1.75	$92.0
Total	2.07	$44.13	2.07

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended January 31, 2026, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Scott Salmirs, President and Chief Executive Officer	Adoption	December 24, 2025	X	-	50,000 shares of common stock	-	From March 26, 2026, until the earlier of (i) the date when all the shares under the plan are sold and (ii) December 31, 2026

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1
First Amendment, dated as of February 3, 2026, to Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among ABM Industries Incorporated, ABM Aviation UK Limited, each of the other subsidiaries of ABM Industries Incorporated from time to time party thereto, the financial institutions listed on the signature pages thereof as lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 5, 2026)

10.2*†	Executive Employment Agreement, dated as of October 31, 2020, by and between ABM Industries Incorporated and Sean Mahoney
10.3*†	Change in Control Agreement, dated as of October 31, 2020, by and between ABM Industries Incorporated and Sean Mahoney
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract, or arrangement.
†	Indicates filed herewith.
‡	Indicates furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABM Industries Incorporated

March 10, 2026	/s/ David M. Orr
David M. Orr Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

March 10, 2026	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)