Form 10-Q
period 2026-04-30
ABM INDUSTRIES INC /DE/
filed 2026-06-05
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of June 4, 2026: 58,580,923

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	April 30, 2026	October 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$94.9	$104.1
Trade accounts receivable, net of allowances of $23.6 and $25.5 at April 30, 2026 and October 31, 2025, respectively	1,517.2	1,471.1
Costs incurred in excess of amounts billed	174.7	193.7
Prepaid expenses	169.9	91.2
Other current assets	77.2	78.6
Total current assets	2,034.0	1,938.7
Other investments	30.9	48.6
Property, plant and equipment, net of accumulated depreciation of $404.5 and $379.8 at April 30, 2026 and October 31, 2025, respectively	209.7	177.2
Right-of-use assets	90.0	95.1
Other intangible assets, net of accumulated amortization of $560.4 and $532.2 at April 30, 2026 and October 31, 2025, respectively	350.0	243.2
Goodwill	2,738.4	2,591.1
Other noncurrent assets	194.1	175.5
Total assets	$5,647.0	$5,269.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$41.8	$29.4
Trade accounts payable	416.5	401.2
Accrued compensation	217.0	195.0
Accrued taxes — other than income	47.9	48.1
Deferred revenue	99.8	74.7
Insurance claims	206.8	200.8
Income taxes payable	3.8	4.0
Current portion of lease liabilities	28.3	28.2
Other accrued liabilities	329.7	324.1
Total current liabilities	1,391.6	1,305.7
Long-term debt, net	1,821.6	1,537.1
Long-term lease liabilities	78.7	83.7
Deferred income tax liability, net	71.5	39.9
Noncurrent insurance claims	472.2	459.3
Other noncurrent liabilities	59.1	54.3
Noncurrent income taxes payable	4.1	3.9
Total liabilities	3,898.7	3,483.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,580,923 and 60,176,611 shares issued and outstanding at April 30, 2026 and October 31, 2025, respectively	0.6	0.6
Additional paid-in capital	350.8	437.4
Accumulated other comprehensive loss, net of taxes	(17.4)	(20.5)
Retained earnings	1,414.4	1,368.1
Total stockholders’ equity	1,748.4	1,785.6
Total liabilities and stockholders’ equity	$5,647.0	$5,269.5
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$2,290.0	$2,111.7	$4,533.5	$4,226.6
Operating expenses	2,013.0	1,841.0	3,996.5	3,696.1
Selling, general and administrative expenses	171.1	175.1	340.9	344.1
Restructuring and related expenses	3.1	—	6.8	—
Amortization of intangible assets	15.9	13.2	27.9	26.5
Operating profit	86.9	82.3	161.6	159.9
Income from unconsolidated affiliates	1.0	1.4	2.4	2.1
Interest expense	(28.1)	(23.9)	(52.1)	(46.8)
Income before income taxes	59.7	59.8	111.9	115.2
Income tax provision	(16.6)	(17.6)	(30.0)	(29.5)
Net income	43.1	42.2	81.8	85.8
Other comprehensive income
Interest rate swaps	(1.6)	(5.4)	(3.5)	(6.5)
Foreign currency translation and other	(3.8)	14.3	5.7	6.7
Income tax benefit	0.4	1.4	0.9	1.7
Comprehensive income	$38.0	$52.5	$84.9	$87.6
Net income per common share
Basic	$0.73	$0.67	$1.37	$1.37
Diluted	$0.73	$0.67	$1.37	$1.36
Weighted-average common and common equivalent shares outstanding
Basic	58.9	62.6	59.6	62.7
Diluted	59.1	62.9	59.9	63.1
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 30,				Six Months Ended April 30,
	2026		2025		2026		2025
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	58.6	$0.6	62.2	$0.6	60.2	$0.6	62.2	$0.6
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.5	—	0.5	—
Repurchase of common stock, including excise tax	(0.1)	—	—	—	(2.1)	—	(0.4)	—
Balance, end of period	58.6	0.6	62.2	0.6	58.6	0.6	62.2	0.6
Additional Paid-in Capital
Balance, beginning of period		347.5		506.8		437.4		527.4
Taxes withheld under employee stock purchase and share-based compensation plans, net		1.5		1.3		(8.6)		(8.5)
Share-based compensation expense		4.9		8.1		16.7		18.7
Repurchase of common stock, including excise tax		(3.0)		—		(94.7)		(21.3)
Balance, end of period		350.8		516.3		350.8		516.3
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(12.3)		(27.5)		(20.5)		(19.1)
Other comprehensive (loss) / income		(5.0)		10.3		3.1		1.9
Balance, end of period		(17.4)		(17.2)		(17.4)		(17.2)
Retained Earnings
Balance, beginning of period		1,388.6		1,299.3		1,368.1		1,272.9
Net income		43.1		42.2		81.8		85.8
Dividends
Common stock (1)		(17.0)		(16.5)		(34.2)		(32.9)
Stock issued under share-based compensation plans		(0.3)		(0.3)		(1.3)		(1.1)
Balance, end of period		1,414.4		1,324.7		1,414.4		1,324.7
Total Stockholders’ Equity		$1,748.4		$1,824.4		$1,748.4		$1,824.4

(1) Cash dividends declared per common share were $0.290 and $0.265 for the three months ended April 30, 2026 and 2025, respectively, and $0.580 and $0.530 for the six months ended April 30, 2026 and 2025, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended April 30,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$81.8	$85.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	55.9	51.6
Deferred income taxes	(0.4)	0.1
Share-based compensation expense	16.7	18.7
Provision for bad debt	(0.1)	2.1
Discount accretion on insurance claims	0.3	0.3
Gain on sale of assets	(0.2)	(0.1)
Income from unconsolidated affiliates	(2.4)	(2.1)
Distributions from unconsolidated affiliates	—	5.5
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(1.9)	(190.9)
Prepaid expenses and other current assets	(68.7)	(42.1)
Right-of-use assets	7.6	0.8
Other noncurrent assets	(15.0)	(7.6)
Trade accounts payable and other accrued liabilities	54.9	(5.9)
Long-term lease liabilities	(6.9)	(3.8)
Insurance claims	18.3	11.7
Income taxes payable, net	(11.9)	4.3
Other noncurrent liabilities	0.3	(2.0)
Total adjustments	46.4	(159.7)
Net cash provided by (used in) operating activities	128.2	(73.9)
Cash flows from investing activities
Additions to property, plant and equipment	(57.0)	(33.8)
Proceeds from sale of assets	0.7	0.4
Purchase of businesses, net of cash acquired	(242.1)	1.9
Net cash used in investing activities	(298.4)	(31.6)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(9.9)	(9.6)
Repurchases of common stock, including excise taxes	(94.7)	(21.3)
Dividends paid	(34.2)	(32.9)
Deferred financing costs paid	(1.3)	(8.0)
Borrowings from debt	1,077.0	918.8
Repayment of borrowings from debt	(779.2)	(700.0)
Changes in book cash overdrafts	4.7	(46.0)
Repayment of finance lease obligations	(2.3)	(2.2)
Net cash provided by financing activities	159.9	98.7
Effect of exchange rate changes on cash and cash equivalents	1.1	1.0
Net decrease in cash and cash equivalents	(9.1)	(5.8)
Cash and cash equivalents at beginning of year	104.1	64.6
Cash and cash equivalents at end of period	$94.9	$58.7
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. These revenues and expenses are reported in equal amounts as costs reimbursed from our managed locations. Management reimbursement revenue for the three and six months ended April 30, 2026, was $89.4 million and $180.4 million, respectively. Management reimbursement revenue for the three and six months ended April 30, 2025, was $84.5 million and $166.5 million, respectively.
Recently Adopted Accounting Standards
There were no recently adopted accounting standards during the six months ended April 30, 2026.

3. ACQUISITIONS

Acquisition of WGNSTAR
On February 4, 2026, we completed the acquisition of all of the equity interests of WGNSTAR, a provider of managed workforce solutions and equipment support services for the semiconductor and high-technology industries across the United States and Ireland, for an aggregate purchase price of approximately $283.4 million in cash (subject to customary adjustments). We financed the acquisition with cash on hand and proceeds from a new incremental term loan. See Note 9, “Credit Facility,” for further information.

Preliminary Acquisition Accounting
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to intangible assets, goodwill, deferred taxes, property plant and equipment, right-of-use assets, legal matters, and other accrued liabilities within the measurement period not to exceed one year from the acquisition date. Goodwill arising from the WGNSTAR Acquisition is not deductible for tax reporting purposes.
The following table summarizes the preliminary acquisition accounting based on currently available information:

(in millions)
Cash and cash equivalents	14.1
Trade accounts receivable and other current assets	26.1
Customer relationship intangibles and other intangible assets	134.4
Goodwill	146.0
Other noncurrent assets	6.1
Trade accounts payable and accrued liabilities	(8.4)
Deferred income tax liability	(32.9)
Other noncurrent liabilities	(1.9)
Net assets acquired	$283.4
Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies.
The unaudited Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2026, include revenues of $36.6 million attributable to WGNSTAR, which are included in our Manufacturing & Distribution segment.
Acquisition of LMC
Effective June 1, 2025, we acquired LMC FM Limited (“LMC”), a Dublin-based facilities services company with coverage across Ireland, for a purchase price of approximately $22.0 million in cash plus the potential of $5.9 million of contingent consideration to be paid in calendar year 2027 upon the retention of the top two customers. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is not deductible for tax reporting purposes. As of April 30, 2026, we recorded preliminary goodwill and intangibles of $14.1 million and $12.9 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $19.8 million and $18.9 million, respectively. The purchase price allocation is subject to adjustments within the measurement period not to exceed one year from the acquisition date.
The unaudited Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2026, include revenues of $12.0 million and $24.9 million, respectively, attributable to LMC, which are included in our Technical Solutions segment.

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
In 2024, defined EBITDA targets were not achieved, and as a result, no contingent consideration payment was made in 2024 for calendar year 2023. At October 31, 2024, the estimate of the fair value of the contingent consideration was $109.1 million.In the third quarter of 2025, we made a $75.0 million payment for calendar year 2024, of which $16.0 million was classified as an operating cash outflow.
At April 30, 2026, the value of the contingent consideration was $32.5 million, and there was no change since October 31, 2025.

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

	Three Months Ended April 30, 2026						Six Months Ended April 30, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$704.1	$337.4	$63.7	$204.5	$—	$1,309.8	$1,434.8	$671.2	$129.0	$407.8	$—	$2,642.7
Aviation Services(2)	—	—	150.3	—	—	150.3	—	—	281.6	—	—	281.6
Parking and Transportation(3)	107.3	22.1	82.4	0.1	—	211.9	214.6	40.8	169.4	0.2	—	424.9
Facility Solutions	$811.5	$359.5	$296.4	$204.6	$—	$1,672.0	$1,649.3	$712.0	$580.0	$408.0	$—	$3,349.3

Operations and Maintenance(4)	203.1	102.5	14.4	27.6	—	347.6	428.9	172.2	28.6	52.9	—	682.5
Building & Energy Solutions(5)	1.2	1.8	—	—	267.3	270.4	2.7	1.9	—	—	497.1	501.7
Engineering and Infrastructure Solutions	$204.4	$104.3	$14.4	$27.6	$267.3	$618.0	$431.6	$174.1	$28.6	$52.9	$497.1	$1,184.2

Total	$1,015.8	$463.8	$310.8	$232.2	$267.3	$2,290.0	$2,080.9	$886.1	$608.5	$460.9	$497.1	$4,533.5

	Three Months Ended April 30, 2025						Six Months Ended April 30, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$706.6	$339.3	$52.7	$197.9	$—	$1,296.5	$1,404.4	$667.5	$105.9	$394.4	$—	$2,572.3
Aviation Services(2)	—	—	116.4	—	—	116.4	—	—	233.7	—	—	233.7
Parking and Transportation(3)	106.2	12.1	77.9	0.1	—	196.3	210.7	25.4	164.2	0.2	—	400.5
Facility Solutions	$812.8	$351.4	$246.9	$198.0	$—	$1,609.2	$1,615.1	$692.9	$503.9	$394.6	$—	$3,206.5

Operations and Maintenance(4)	202.7	46.7	13.2	29.8	—	292.4	423.4	99.4	26.3	58.5	—	607.7
Building & Energy Solutions(5)	—	—	—	—	210.2	210.2	—	—	—	—	412.4	412.4
Engineering and Infrastructure Solutions	$202.7	$46.7	$13.2	$29.8	$210.2	$502.5	$423.4	$99.4	$26.3	$58.5	$412.4	$1,020.1

Total	$1,015.5	$398.1	$260.1	$227.8	$210.2	$2,111.7	$2,038.4	$792.4	$530.2	$453.2	$412.4	$4,226.6

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
Remaining Performance Obligations
At April 30, 2026, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $222.3 million. We expect to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.
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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	April 30, 2026	October 31, 2025
Contract assets
Billed trade receivables(1)	$1,263.5	$1,223.0
Unbilled trade receivables(1)	277.2	273.6
Costs incurred in excess of amounts billed	174.7	193.7
Capitalized commissions(2)	33.3	32.3
(1) Included in “Trade accounts receivable, net,” on the unaudited Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the six months ended April 30, 2026, we capitalized $11.4 million of new costs and amortized $10.4 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Six Months Ended April 30, 2026
Contract liabilities(1)
Balance at beginning of period	$148.6
Additional contract liabilities	248.6
Recognition of deferred revenue	(225.4)
Balance at end of period	$171.9
(1) Included in “Deferred revenue” and “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. RESTRUCTURING AND RELATED COSTS

In the fourth quarter of 2025, we implemented a restructuring program (the “Restructuring Program”) to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between the Company’s cost structure and our strategic growth objectives. We recognized $20.1 million of cumulative restructuring charges under this program through the second quarter of 2026, which includes employee severance, asset impairment charges, and other related costs. We continue to review our overhead and cost structure for additional efficiency opportunities under this program. We expect these actions to be completed in 2026.
Rollforward of Restructuring and Related Liabilities

(in millions)	Employee Severance	Asset Impairment(2)	Other	Total
Balance, October 31, 2025	$3.4	$—	$0.2	$3.6
Costs recognized(1)	0.7	1.9	4.2	6.8
Payments	$(2.7)	—	(2.1)	(4.9)
Non-cash items	—	(1.9)	—	(1.9)
Balance, April 30, 2026	$1.4	$—	$2.2	$3.6
(1) We include these costs within corporate expenses and are included within “Restructuring and related expenses” on the unaudited Consolidated Statements of Comprehensive Income.
(2) Represents various ROU asset impairments due to lease terminations or subleases as part of a real estate optimization project.
6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income	$43.1	$42.2	$81.8	$85.8

Weighted-average common and common equivalent shares outstanding — Basic	58.9	62.6	59.6	62.7
Effect of dilutive securities
Restricted stock units	0.1	0.2	0.2	0.3
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	59.1	62.9	59.9	63.1

Net income per common share
Basic	$0.73	$0.67	$1.37	$1.37
Diluted	$0.73	$0.67	$1.37	$1.36

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2026	2025	2026	2025
Anti-dilutive	0.5	0.3	0.4	0.1

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	April 30, 2026	October 31, 2025
Cash and cash equivalents(1)	1	$94.9	$104.1
Insurance deposits(2)	1	4.8	4.8
Assets held in funded deferred compensation plan(3)	1	4.7	4.8
Credit facility(4)	2	1,866.8	1,569.0
Interest rate swap assets(5)	2	1.0	4.3
Interest rate swap liabilities(5)	2	0.3	0.1
Investments in equity investment(6)	3	14.1	34.1
Contingent consideration(7)(8)	3	38.6	38.3
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
(5) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. Our interest rate swap assets are included in “Other current assets” and our interest rate swap liabilities are included in “Other accrued liabilities” and “Other noncurrent liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 9, “Credit Facility,” for further information. The majority of our interest rate swaps will mature in 2026.
(6) During the three months ended October 31, 2025, we purchased a $20.0 million call option to acquire an ownership interest in WGNSTAR. This acquisition has now been completed—refer to Note 3, “Acquisitions,” for further information. Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(7) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market. The contingent consideration payment related to calendar year 2025, which is expected to be made in 2026, represents a Level 3 measurement at April 30, 2026, and at October 31, 2025, within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
(8) The balance at April 30, 2026, and October 31, 2025, also includes the contingent consideration payable in calendar year 2027 related to the LMC Acquisition.

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
During the second quarter of 2026, we performed a review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity through April 30, 2026. Based on the results of the review, it was determined that there was no adjustment required for our total reserves related to prior years during the six months ended April 30, 2026. There was no adjustment required for total reserves related to prior years during the six months ended April 30, 2025.
Insurance-Related Balances and Activity

(in millions)	April 30, 2026	October 31, 2025
Insurance claim reserves, excluding medical and dental	$668.1	$649.5
Medical and dental claim reserves	10.9	10.6
Insurance recoverables	90.8	90.8
At April 30, 2026, and October 31, 2025, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.
Instruments Used to Collateralize Our Insurance Obligations

(in millions)	April 30, 2026	October 31, 2025
Standby letters of credit	$18.7	$18.7
Surety bonds and surety-backed letters of credit	241.6	213.9
Restricted insurance deposits	4.8	4.8
Total	$265.0	$237.4

9. CREDIT FACILITY

Credit Facility Information

(in millions)	April 30, 2026	October 31, 2025
Current portion of long-term debt(1)(2)
Gross term loan	$42.8	$30.0
Unamortized deferred financing costs	(1.0)	(0.6)
Current portion of term loan	$41.8	$29.4

Long-term debt(1)(2)
Gross term loan	$779.1	$555.0
Unamortized deferred financing costs	(2.5)	(1.9)
Total noncurrent portion of term loan	776.6	553.1
Revolving line of credit(3)	1,045.0	984.0
Long-term debt	$1,821.6	$1,537.1
(1) At April 30, 2026, and October 31, 2025, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 5.66% and 5.84%, respectively.
(2) At April 30, 2026, we had borrowing capacity of $518.9 million.
(3) At April 30, 2026, standby letters of credit amounted to $23.5 million.
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
On February 26, 2025, we amended and restated the Credit Facility (the “Amended Credit Facility”), extending the maturity date to February 26, 2030, and increasing the capacity of the revolving credit facility from $1.3 billion to $1.6 billion and the then-remaining term loan outstanding from $528.1 million to $600.0 million. The Amended Credit Facility provides for the issuance of up to $250.0 million for standby letters of credit and the issuance of up to $100.0 million in swingline advances. Borrowings under the Amended Credit Facility bear interest at a rate equal to an applicable margin that varies based on ABM’s total net leverage ratio plus Term SOFR. Under the terms of the Amended Credit Facility, ABM will also pay a commitment fee based on the total net leverage ratio, payable quarterly in arrears, ranging from 0.20% to 0.40%. The obligations under the Amended Credit Facility are guaranteed by the material, domestic wholly owned subsidiaries of ABM and are secured by a pledge of substantially all of the existing and future property and assets of ABM and the guarantors, including a pledge of the capital stock of the wholly owned domestic subsidiaries held by ABM and the guarantors and 65% of the capital stock of the first-tier foreign subsidiaries held by ABM and the guarantors, in each case subject to exceptions. Additionally, we may repay amounts borrowed under the Amended Credit Facility at any time without penalty.
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2026, we were in compliance with these covenants.
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
On February 3, 2026, we entered into the First Amendment to the Amended Credit Facility to provide for a new incremental term loan in an aggregate principal amount equal to $255.0 million (the “First Incremental Term Loan”). The terms and conditions that apply to the First Incremental Term Loan are substantially the same as the terms and conditions that apply to the other term loans outstanding under the Amended Credit Facility. No amounts under the Amended Credit Facility were repaid as a result of the execution of the First Incremental Term Loan.
Long-Term Debt Maturities
During the six months ended April 30, 2026, we made principal payments under the term loan of $18.2 million. As of April 30, 2026, the following principal payments are required under the Amended Credit Facility:

(in millions)	2026	2027	2028	2029	2030
Debt maturities	$21.4	$42.8	$42.8	$42.8	$1,717.2
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$100.0 million	1.72%	February 9, 2022	June 28, 2026
$150.0 million	1.85%	February 25, 2022	June 28, 2026
$100.0 million	2.88%	May 4, 2022	June 28, 2026
$86.9 million	2.83%	July 7, 2022	June 28, 2026
$13.1 million	2.79%	July 18, 2022	June 28, 2026
$170.0 million	3.81%	November 1, 2022	June 28, 2026
$251.8 million (1)	3.68%	April 2, 2026	February 26, 2030
(1) In April 2026, we entered into an amortizing interest rate swap agreement with an initial notional amount of $255.0 million, reducing by $3.2 million at the end of every quarter before maturing on February 26, 2030.
At April 30, 2026, and October 31, 2025, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a loss of $0.2 million, net of taxes of $0.9 million, and a gain of $2.4 million, net of taxes of $1.9 million, respectively. At April 30, 2026, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $0.7 million, net of taxes of $0.2 million.

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
Repurchase Activity
We repurchased shares under the share repurchase program during the three and six months ended April 30, 2026, as summarized below. At April 30, 2026, authorization for $89.0 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended April 30, 2026	Six Months Ended April 30, 2026
Total number of shares purchased	0.07	2.13
Average price paid per share(1)	$45.61	$44.17
Total cash paid for share repurchases(1)	$3.0	$94.1

(in millions, except per share amounts)	Three Months Ended April 30, 2025	Six Months Ended April 30, 2025
Total number of shares purchased	—	0.42
Average price paid per share(1)	$—	$51.23
Total cash paid for share repurchases(1)	$—	$21.3

(1) Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
11. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of April 30, 2026, these letters of credit totaled $23.5 million and surety bonds and surety-backed letters of credit totaled $1,086.2 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At April 30, 2026, total guarantees were $195.4 million and extend through 2045. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.

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
At April 30, 2026, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $8.3 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $15.1 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
12. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and six months ended April 30, 2026, we had effective tax rates of 27.9% and 26.8% , respectively. During the three and six months ended April 30, 2025, we had effective tax rates of 29.4% and 25.6%, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.

Our effective tax rates for the three months ended April 30, 2026, and April 30, 2025, were not impacted by any significant discrete items.
Our effective tax rate for the six months ended April 30, 2026, was reduced by discrete items, primarily share based compensation. Our effective tax rate for the six months ended April 30, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.
The Work Opportunity Tax Credit (“WOTC”) and Federal Empowerment Zone (“FEZ”) credit are federal tax credits available to employers for hiring individuals from certain targeted groups. The Company has historically benefited from these tax credits, which expired on December 31, 2025. As of April 30, 2026, the credits have not been renewed, and our effective tax rate for the three and six months ended April 30, 2026 only includes a benefit for those employees who started work before December 31, 2025.
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

M&D
M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center, facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus arrangements, that are obtained through a competitive bid process as well as pursuant to work orders.

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
As of April 30, 2026, the Company’s Chief Operating Decision Makers (the “CODMs”), consisting of the Chief Executive Officer and the Chief Operating Officer, evaluate the performance of ABM’s operating segments and allocate resources based on segment operating profit and revenue. These metrics are regularly reviewed as part of ABM’s internal reporting package.
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

The following tables present the measure of profit or loss used by the CODMs, along with other significant segment items that are regularly provided and used in managing the business:
Financial Information by Reportable Segment

	Three Months Ended April 30, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$1,015.8	$463.8	$310.8	$232.2	$267.3	$2,290.0
Significant Segment Expenses
Direct labor costs	559.5	290.8	190.9	152.9	100.4	1,294.5
Indirect costs	31.0	10.0	3.2	6.3	25.4	75.9
General and administrative	19.1	14.3	11.3	2.2	20.8	67.6
Selling	9.1	5.2	0.4	0.4	12.3	27.4
Other segment items(1)	320.5	102.9	88.6	54.1	91.7	657.8
Segment operating profit	$76.7	$40.6	$16.3	$16.4	$16.8	$166.9
Corporate						(79.0)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(1.0)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						—
Total operating profit						$86.9
Income from unconsolidated affiliates						1.0
Interest expense						(28.1)
Income before income taxes						$59.7

Other significant segment items(2)
Materials and supplies	$27.4	$17.4	$7.0	$12.0	$79.2
Salaries and wages (other than direct)	31.1	10.9	3.8	4.7	33.4
Consulting and professional services	3.2	2.7	7.3	0.8	2.3
Travel and entertainment (other than direct)	3.1	1.1	0.6	0.4	2.0
Legal	1.9	0.5	0.8	0.2	0.2

	Six Months Ended April 30, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$2,080.9	$886.1	$608.5	$460.9	$497.1	$4,533.5
Significant Segment Expenses
Direct labor costs	1,155.9	566.9	374.5	300.2	181.9	2,579.4
Indirect costs	60.2	15.5	6.4	12.3	51.9	146.2
General and administrative	38.8	26.2	22.5	4.5	41.1	133.1
Selling	17.3	8.4	0.9	0.7	26.1	53.3
Other segment items(1)	652.5	192.2	175.4	105.3	170.8	1,296.1
Segment operating profit	$156.4	$77.0	$28.9	$38.0	$25.2	$325.4
Corporate						(160.9)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(2.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.6)
Total operating profit						$161.6
Income from unconsolidated affiliates						2.4
Interest expense						(52.1)
Income before income taxes						$111.9

Other significant segment items(2)
Materials and supplies	$56.7	$33.3	$13.7	$22.8	$145.4
Salaries and wages (other than direct)	59.5	18.9	7.8	9.2	69.1
Consulting and professional services	6.0	3.8	12.7	1.2	4.8
Travel and entertainment (other than direct)	5.0	1.6	1.1	0.6	3.7
Legal	3.0	0.8	1.2	0.3	0.6

	Three Months Ended April 30, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$1,015.5	$398.1	$260.1	$227.8	$210.2	$2,111.7
Significant Segment Expenses
Direct labor costs	553.8	260.1	149.3	150.8	72.1	1,185.9
Indirect costs	34.1	6.5	2.6	5.9	22.3	71.4
General and administrative	23.1	12.6	10.8	2.9	17.0	66.4
Selling	9.0	3.0	0.3	0.4	13.0	25.6
Other segment items(1)	312.5	76.1	80.6	54.2	72.3	595.6
Segment operating profit	$83.0	$39.9	$16.5	$13.8	$13.4	$166.6
Corporate						(82.9)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(1.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.1)
Total operating profit						$82.3
Income from unconsolidated affiliates						1.4
Interest expense						(23.9)
Income before income taxes						$59.8

Other significant segment items(2)
Materials and supplies	$25.4	$12.7	$4.9	$11.2	$59.4
Salaries and wages (other than direct)	$35.5	$7.3	$3.7	$4.7	$29.8
Consulting and professional services	2.1	1.6	11.6	0.9	2.1
Travel and entertainment (other than direct)	2.6	1.1	0.4	0.4	1.7
Legal	2.5	0.1	0.8	0.3	0.3

	Six Months Ended April 30, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$2,038.4	$792.4	$530.2	$453.2	$412.4	$4,226.6
Significant Segment Expenses
Direct labor costs	1,124.7	516.1	310.4	302.6	126.4	2,380.2
Indirect costs	65.6	15.1	5.9	11.4	44.1	142.1
General and administrative	41.3	23.6	21.0	5.2	36.6	127.7
Selling	16.3	6.1	0.6	0.7	26.1	49.8
Other segment items(1)	628.0	152.3	163.5	105.5	149.2	1,198.4
Segment operating profit	$162.4	$79.3	$28.7	$27.8	$30.0	$328.2
Corporate						(166.1)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(2.1)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.1)
Total operating profit						$159.9
Income from unconsolidated affiliates						2.1
Interest expense						(46.8)
Income before income taxes						$115.2

Other significant segment items(2)
Materials and supplies	$53.4	$26.8	$10.3	$22.0	$120.8
Salaries and wages (other than direct)	65.6	15.3	7.4	8.6	62.4
Consulting and professional services	5.0	2.7	23.2	1.8	3.9
Travel and entertainment (other than direct)	4.5	1.5	1.0	0.7	3.5
Legal	2.9	1.2	1.4	0.4	0.5
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
Restructuring Program
In the fourth quarter of 2025, we launched a Restructuring Program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between our cost structure and strategic growth objectives. Once fully implemented in 2026, this program is expected to deliver approximately $35.0 million of annualized cost savings. We recognized $20.1 million of cumulative restructuring charges under this program through the second quarter of 2026. The range of the remaining costs to be incurred related to the Restructuring Program cannot be reasonably estimated at this time.
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

M&D provides integrated facility services, engineering, janitorial and maintenance, and other specialized solutions to a variety of manufacturing, distribution, and data center, facilities. We typically provide these services pursuant to monthly fixed-price, square-foot, and cost-plus arrangements, that are obtained through a competitive bid process as well as pursuant to work orders.

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

Key Financial Highlights
•Revenues increased by $178.3 million, or 8.4%, to $2,290.0 million during the three months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 6.1% and acquisition growth of 2.3%. The organic revenue growth was due to net new business and expansion of business with existing customers, primarily in Aviation, and higher battery energy storage system, and related energy infrastructure projects, as well as microgrid projects within Technical Solutions. Acquisition growth was driven by a $48.5 million revenue increase from the WGNSTAR and LMC acquisitions.
•We had an increase in operating profit of $4.6 million, to $86.9 million, during the three months ended April 30, 2026, as compared to the prior year period. The increase was primarily attributed to increase in revenues and decrease in certain discrete transformational costs under our ELEVATE strategy.
The increase was partially offset by:
◦restructuring charges incurred during the second quarter of 2026 under our Restructuring Program.
•Our effective tax rates for the three months ended April 30, 2026, and April 30, 2025, were 27.9% and 29.4%, respectively, and were not impacted by any significant discrete items. Our effective tax rates for the six months ended April 30, 2026 and April 30, 2025 were 26.8% and 25.6%, respectively. Our effective tax rate for the six months ended April 30, 2026, was reduced by discrete items, primarily share based compensation. Our effective tax rate for the six months ended April 30, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.
•Net cash provided by operating activities was $128.2 million for the six months ended April 30, 2026, as compared to cash used in operating activities of $73.9 million for the six months ended April 30, 2025. The $202.1 million improvement was primarily driven by favorable working capital changes, including improved cash collections and timing of payments.
•Dividends of $34.2 million were paid to shareholders, and dividends totaling $0.580 per common share were declared during the six months ended April 30, 2026. Additionally, we repurchased 0.1 million shares for $3.0 million, excluding excise taxes, during the three months ended April 30, 2026.
•At April 30, 2026, total outstanding borrowings under our Amended Credit Facility were $1.9 billion. At April 30, 2026, we had up to $518.9 million of borrowing capacity.

Results of Operations

Three Months Ended April 30, 2026, Compared with the Three Months Ended April 30, 2025
Consolidated

	Three Months Ended April 30,
(in millions, except per share amounts)	2026	2025	Increase / (Decrease)
Revenues	$2,290.0	$2,111.7	$178.3	8.4%
Operating expenses	2,013.0	1,841.0	172.0	9.3%
Gross margin	12.1%	12.8%	(72) bps
Selling, general and administrative expenses	171.1	175.1	(4.0)	(2.3)%
Restructuring and related expenses	3.1	—	3.1	NM*
Amortization of intangible assets	15.9	13.2	2.7	20.5%
Operating profit	86.9	82.3	4.6	5.5%
Income from unconsolidated affiliates	1.0	1.4	(0.4)	(28.6)%
Interest expense	(28.1)	(23.9)	(4.2)	(17.6)%
Income before income taxes	59.7	59.8	(0.1)	(0.1)%
Income tax provision	(16.6)	(17.6)	1.0	5.3%
Net income	43.1	42.2	0.9	2.1%
Other comprehensive income
Interest rate swaps	(1.6)	(5.4)	3.8	70.3%
Foreign currency translation and other	(3.8)	14.3	(18.1)	NM*
Income tax benefit	0.4	1.4	(1.0)	(71.4)%
Comprehensive income	$38.0	$52.5	$(14.5)	(27.5)%
*Not meaningful
Revenues
Revenues increased by $178.3 million, or 8.4%, to $2,290.0 million during the three months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 6.1% and acquisition growth of 2.3%. The organic revenue growth was due to net new business and expansion of business with existing customers, primarily in Aviation, and higher battery energy storage system, and related energy infrastructure projects, as well as microgrid projects within Technical Solutions. Acquisition growth was driven by a $48.5 million revenue increase from the WGNSTAR and LMC acquisitions.
Operating Expenses
Operating expenses increased by $172.0 million, or 9.3%, to $2,013.0 million during the three months ended April 30, 2026, as compared to the prior year period. Gross margin decreased by 72 bps to 12.1% in the three months ended April 30, 2026, from 12.8% in the prior year period. The decrease in gross margin was primarily driven by contract and service mix in B&I,M&D, and Aviation. This was partially offset by operational efficiencies achieved through our Restructuring Program.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.0 million, or 2.3%, to $171.1 million during the three months ended April 30, 2026, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $5.4 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $2.6 million decrease in accruals for potential legal settlements.

The decrease was partially offset by:
•a $2.5 million increase in compensation and related expenses primarily due to higher salaries, certain incentive plans, and headcount expansion from WGNSTAR acquisition at M&D; and
•a $2.2 million increase in acquisition and integration costs.
Amortization of Intangible Assets
Amortization of intangible assets increased by $2.7 million, or 20.5%, to $15.9 million during the three months ended April 30, 2026, as compared to the prior year period. The increase was primarily attributable to the amortization of intangibles acquired as part of the WGNSTAR Acquisition.
Interest Expense
Interest expense increased by $4.2 million, or 17.6%, to $28.1 million during the three months ended April 30, 2026, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility, including the First Incremental Term Loan, to fund the WGNSTAR Acquisition and working capital requirements.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended April 30, 2026, and April 30, 2025, were 27.9% and 29.4%, respectively, resulting in provisions for taxes of $16.6 million and $17.6 million, respectively.
The WOTC and FEZ credit are federal tax credits available to employers for hiring individuals from certain targeted groups. We have historically benefited from these credits, and they expired on December 31, 2025. As of April 30, 2026, the credits have not been renewed and our effective tax rate for the three months ended April 30, 2026, includes a benefit only for those employees who started work before December 31, 2025.
Interest Rate Swaps
We had a loss of $1.6 million on interest rate swaps during the three months ended April 30, 2026, as compared to a loss of $5.4 million during the three months ended April 30, 2025, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $3.8 million during the three months ended April 30, 2026, as compared to a foreign currency translation gain of $14.3 million during the three months ended April 30, 2025. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended April 30,
(in millions)	2026	2025	Increase / (Decrease)
Revenues
Business & Industry	$1,015.8	$1,015.5	$0.3	—%
Manufacturing & Distribution	463.8	398.1	65.8	16.5%
Aviation	310.8	260.1	50.7	19.5%
Education	232.2	227.8	4.4	1.9%
Technical Solutions	267.3	210.2	57.2	27.2%
	$2,290.0	$2,111.7	$178.3	8.4%
Operating profit
Business & Industry	$76.7	$83.0	$(6.3)	(7.6)%
Operating profit margin	7.6%	8.2%	(63) bps
Manufacturing & Distribution	40.6	39.9	0.7	1.9%
Operating profit margin	8.8%	10.0%	(126) bps
Aviation	16.3	16.5	(0.2)	(0.9)%
Operating profit margin	5.3%	6.3%	(108) bps
Education	16.4	13.8	2.6	18.8%
Operating profit margin	7.0%	6.0%	100 bps
Technical Solutions	16.8	13.4	3.4	25.0%
Operating profit margin	6.3%	6.4%	(11) bps
Corporate	(79.0)	(82.9)	3.9	4.7%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.0)	(1.4)	0.4	28.6%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	—	(0.1)	0.1	33.6%
	$86.9	$82.3	$4.6	5.5%
*Not meaningful

Business & Industry
	Three Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$1,015.8	$1,015.5	$0.3	0.03%
Operating profit	76.7	83.0	(6.3)	(7.6)%
Operating profit margin	7.6%	8.2%	(63) bps
B&I revenues increased by $0.3 million, or 0.03%, to $1,015.8 million during the three months ended April 30, 2026, as compared to the prior year period. The revenue increase was primarily driven by new client wins internationally partially offset by attrition of certain clients in the U.S. Management reimbursement revenues for this segment totaled $74.1 million and $71.8 million for the three months ended April 30, 2026 and 2025, respectively.
Operating profit decreased by $6.3 million, or 7.6%, to $76.7 million during the three months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 63 bps to 7.6% in the three months ended April 30, 2026, from 8.2% in the prior year period. The decrease in operating profit margin was primarily driven by contract and service mix, partially offset by operational efficiencies achieved through our Restructuring Program.

Manufacturing & Distribution
	Three Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$463.8	$398.1	$65.8	16.5%
Operating profit	40.6	39.9	0.7	1.9%
Operating profit margin	8.8%	10.0%	(126) bps
M&D revenues increased by $65.8 million, or 16.5%, to $463.8 million during the three months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 9.2% and organic growth of 7.3%. Acquisition growth was driven by a $36.6 million revenue increase from the WGNSTAR Acquisition. The increase in organic revenue was primarily attributable to the expansion of business with existing clients and new business wins.
Operating profit increased by $0.7 million, or 1.9%, to $40.6 million during the three months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 126 bps to 8.8% in the three months ended April 30, 2026, from 10.0% in the prior year period. The decrease in operating profit margin was primarily attributable to contract mix and investments made in the second half of 2025 to hire certain technical expertise to support future growth.

Aviation
	Three Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$310.8	$260.1	$50.7	19.5%
Operating profit	16.3	16.5	(0.2)	(0.9)%
Operating profit margin	5.3%	6.3%	(108) bps
Aviation revenues increased by $50.7 million, or 19.5%, to $310.8 million during the three months ended April 30, 2026, as compared to the prior year period. The increase was primarily attributable to new business wins domestically in the second half of 2025, and internationally in the first half of 2026, and scope expansions with existing clients. Management reimbursement revenues for this segment totaled $13.9 million and $12.6 million for the three months ended April 30, 2026 and 2025, respectively.
Operating profit decreased by $0.2 million, or 0.9%, to $16.3 million for the three months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 108 bps to 5.3% in the three months ended April 30, 2026. The operating profit margin decreased primarily due to contract and service mix as well as weather-related disruptions.

Education
	Three Months Ended April 30,
($ in millions)	2026	2025	Increase
Revenues	$232.2	$227.8	$4.4	1.9%
Operating profit	16.4	13.8	2.6	18.8%
Operating profit margin	7.0%	6.0%	100 bps
Education revenues increased by $4.4 million, or 1.9%, to $232.2 million during the three months ended April 30, 2026, as compared to the prior year period. The increase was primarily attributable to price escalations on certain contracts.
Operating profit increased by $2.6 million, or 18.8%, to $16.4 million for the three months ended April 30, 2026, as compared to the prior year period. Operating profit margin increased by 100 bps to 7.0% in the three months ended April 30, 2026, from 6.0% in the prior year period. The increase in operating profit margin was primarily attributable to favorable pricing and labor management, including strict control over overtime cost.

Technical Solutions
	Three Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$267.3	$210.2	$57.2	27.2%
Operating profit	16.8	13.4	3.4	25.0%
Operating profit margin	6.3%	6.4%	(11) bps
Technical Solutions revenues increased by $57.2 million, or 27.2%, to $267.3 million during the three months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 21.5% and acquisition growth of 5.7%. The organic revenue growth was primarily driven by battery energy storage system and related energy infrastructure projects as well as microgrid projects. Acquisition growth was driven by a $12.0 million revenue increase from the LMC Acquisition.
Operating profit increased by $3.4 million, or 25.0%, to $16.8 million during the three months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 11 bps to 6.3% in the three months ended April 30, 2026, from 6.4% in the prior year period. The decrease in operating profit margin was primarily attributable to service mix.

Corporate
	Three Months Ended April 30,
($ in millions)	2026	2025	Decrease
Corporate expenses	$(79.0)	$(82.9)	$3.9	4.7%
Corporate expenses decreased by $3.9 million, or 4.7%, to $79.0 million during the three months ended April 30, 2026, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $5.4 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $3.2 million decrease in compensation and related expenses primarily due to lower expenses under certain incentive plans.
The decrease was partially offset by:
•a $3.1 million increase in restructuring charges under our Restructuring Program; and
•a $2.3 million increase in costs associated with systems’ go-live.

Results of Operations

Six Months Ended April 30, 2026, Compared with the Six Months Ended April 30, 2025
Consolidated

	Six Months Ended April 30,
(in millions)	2026	2025	Increase / (Decrease)
Revenues	$4,533.5	$4,226.6	$306.9	7.3%
Operating expenses	3,996.5	3,696.1	300.4	8.1%
Gross margin	11.8%	12.6%	(71) bps
Selling, general and administrative expenses	340.9	344.1	(3.2)	(1.0)%
Restructuring and related	6.8	—	6.8	NM*
Amortization of intangible assets	27.9	26.5	1.4	5.2%
Operating profit	161.6	159.9	1.7	1.1%
Income from unconsolidated affiliates	2.4	2.1	0.3	12.8%
Interest expense	(52.1)	(46.8)	(5.3)	(11.4)%
Income before income taxes	111.9	115.2	(3.3)	(2.9)%
Income tax provision	(30.0)	(29.5)	(0.5)	(1.9)%
Net income	81.8	85.8	(4.0)	(4.6)%
Other comprehensive income (loss)
Interest rate swaps	(3.5)	(6.5)	3.0	(46.8)%
Foreign currency translation and other	5.7	6.7	(1.0)	(14.6)%
Income tax benefit	0.9	1.7	(0.8)	(48.2)%
Comprehensive income	$84.9	$87.6	$(2.7)	(3.1)%
*Not meaningful
Revenues
Revenues increased by $306.9 million, or 7.3%, to $4,533.5 million during the six months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 5.8% and acquisition growth of 1.5%. The organic revenue growth was primarily driven by net new business and expansion of business with existing customers, primarily within Aviation and M&D, as well as higher project revenues for battery energy storage system and related energy infrastructure projects, and microgrid projects within Technical Solutions. Acquisition growth was driven by a $61.5 million revenue increase from the WGNSTAR and LMC acquisitions.
Operating Expenses
Operating expenses increased by $300.4 million, or 8.1%, to $3,996.5 million during the six months ended April 30, 2026, as compared to the prior year period. Gross margin decreased by 71 bps to 11.8% in the six months ended April 30, 2026, from 12.6% in the six months ended April 30, 2025. The decrease in gross margin was primarily driven by contract and service mix within B&I, M&D, and Aviation, and weather-related impacts in Aviation and Technical Solutions, partially offset by operational efficiencies, particularly in managing overtime, in Education.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $3.2 million, or 1.0%, to $340.9 million during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $6.3 million decrease in accruals for potential legal settlements; and
•a $4.7 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
The decrease was partially offset by:

•a $5.3 million increase in costs associated with systems’ go-live; and
•a $1.9 million increase in compensation and related expenses primarily due to higher salaries, certain incentive plans, and headcount expansion from the WGNSTAR Acquisition within M&D.
Amortization of Intangible Assets
Amortization of intangible assets increased by $1.4 million, or 5.2%, to $27.9 million during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025. This increase was due to the amortization of intangibles acquired as part of the WGNSTAR Acquisition.
Interest Expense
Interest expense increased by $5.3 million to $52.1 million during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025. The increase was driven by higher borrowings from our Amended Credit Facility, including the First Incremental Term Loan, to fund the WGNSTAR Acquisition and working capital requirements.
Income Taxes from Operations
Our effective tax rates on income from operations for the six months ended April 30, 2026, and April 30, 2025, were 26.8% and 25.6%, respectively, resulting in provisions for taxes of $30.0 million and $29.5 million, respectively.
Our effective tax rate for the six months ended April 30, 2026, was reduced by discrete items, primarily share based compensation. Our effective tax rate for the six months ended April 30, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.

Interest Rate Swaps
We had a loss of $3.5 million during the six months ended April 30, 2026, as compared to a loss of $6.5 million during the six months ended April 30, 2025, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $5.7 million during the six months ended April 30, 2026, as compared to a foreign currency translation gain of $6.7 million during the six months ended April 30, 2025. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Six Months Ended April 30,
(in millions)	2026	2025	Increase / (Decrease)
Revenues
Business & Industry	$2,080.9	$2,038.4	$42.5	2.1%
Manufacturing & Distribution	886.1	792.4	93.8	11.8%
Aviation	608.5	530.2	78.3	14.8%
Education	460.9	453.2	7.7	1.7%
Technical Solutions	497.1	412.4	84.6	20.5%
	$4,533.5	$4,226.6	$306.9	7.3%
Operating profit
Business & Industry	$156.4	$162.4	$(6.0)	(3.7)%
Operating profit margin	7.5%	8.0%	(45) bps
Manufacturing & Distribution	77.0	79.3	(2.3)	(2.9)%
Operating profit margin	8.7%	10.0%	(132) bps
Aviation	28.9	28.7	0.2	0.6%
Operating profit margin	4.7%	5.4%	(67) bps
Education	38.0	27.8	10.2	36.6%
Operating profit margin	8.2%	6.1%	211 bps
Technical Solutions	25.2	30.0	(4.8)	(15.9)%
Operating profit margin	5.1%	7.3%	(220) bps
Corporate	(160.9)	(166.1)	5.2	3.1%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(2.4)	(2.1)	(0.3)	(12.8)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.6)	(0.1)	(0.5)	NM*
	$161.6	$159.9	$1.7	1.1%
*Not meaningful

Business & Industry
	Six Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$2,080.9	$2,038.4	$42.5	2.1%
Operating profit	156.4	162.4	(6.0)	(3.7)%
Operating profit margin	7.5%	8.0%	(45) bps
B&I revenues increased by $42.5 million, or 2.1%, to $2,080.9 million during the six months ended April 30, 2026, as compared to the prior year period. The revenue increase was primarily driven by client expansions both domestic and international, partially offset by attrition of certain clients in the second quarter of 2026. Management reimbursement revenues for this segment totaled $147.9 million and $143.1 million for the six months ended April 30, 2026 and 2025, respectively.
Operating profit decreased by $6.0 million, or 3.7%, to $156.4 million during the six months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 45 bps to 7.5% in the six months ended April 30, 2026, from 8.0% in the six months ended April 30, 2025. The decrease in operating profit margin was primarily driven by contract and service mix.

Manufacturing & Distribution
	Six Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$886.1	$792.4	$93.8	11.8%
Operating profit	77.0	79.3	(2.3)	(2.9)%
Operating profit margin	8.7%	10.0%	(132) bps
M&D revenues increased by $93.8 million, or 11.8%, to $886.1 million during the six months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 7.2% and acquisition growth of 4.6%. The increase in organic revenue was primarily attributable to the expansion of business with existing clients and new business wins. Acquisition growth was driven by a $36.6 million revenue increase from the WGNSTAR Acquisition.
Operating profit decreased by $2.3 million, or 2.9%, to $77.0 million during the six months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 132 bps to 8.7% in the six months ended April 30, 2026, from 10.0% in the six months ended April 30, 2025. The decrease in operating profit margin was primarily attributable to contract mix and investments made in the second half of 2025 to hire certain technical expertise to support future growth.

Aviation
	Six Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$608.5	$530.2	$78.3	14.8%
Operating profit	28.9	28.7	0.2	0.6%
Operating profit margin	4.7%	5.4%	(67) bps
Aviation revenues increased by $78.3 million, or 14.8%, to $608.5 million during the six months ended April 30, 2026, as compared to the prior year period. The increase was primarily attributable to new business and scope expansions with the existing clients both domestically and internationally. Management reimbursement revenues for this segment totaled $29.5 million and $23.2 million for the six months ended April 30, 2026 and 2025, respectively.
Operating profit increased by $0.2 million, or 0.6%, to $28.9 million during the six months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 67 bps to 4.7% in the six months ended April 30, 2026, from 5.4% in the six months ended April 30, 2025. The decrease was primarily attributable to contract and service mix as well as weather-related disruptions.

Education
	Six Months Ended April 30,
($ in millions)	2026	2025	Increase
Revenues	$460.9	$453.2	$7.7	1.7%
Operating profit	38.0	27.8	10.2	36.6%
Operating profit margin	8.2%	6.1%	211 bps
Education revenues increased by $7.7 million, or 1.7%, to $460.9 million during the six months ended April 30, 2026, as compared to the prior year period. The increase was primarily attributable to net new business and expansion of business with existing customers.
Operating profit increased by $10.2 million, or 36.6%, during the six months ended April 30, 2026, as compared to the prior year period. Operating profit margin increased by 211 bps to 8.2% in the six months ended April 30, 2026, from 6.1% in the six months ended April 30, 2025. The increase in operating profit margin was primarily attributable to operational efficiencies, particularly in managing overtime, aided by the impact of weather-related school closures on operating costs.

Technical Solutions
	Six Months Ended April 30,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$497.1	$412.4	$84.6	20.5%
Operating profit	25.2	30.0	(4.8)	(15.9)%
Operating profit margin	5.1%	7.3%	(220) bps
Technical Solutions revenues increased by $84.6 million, or 20.5%, to $497.1 million during the six months ended April 30, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 14.5% and acquisition growth of 6.0%. The organic revenue increase was primarily driven by battery energy storage system and related energy infrastructure projects, microgrid projects, and mechanical projects. Acquisition growth was driven by a $24.9 million revenue increase from the LMC Acquisition.
Operating profit decreased by $4.8 million, or 15.9%, to $25.2 million during the six months ended April 30, 2026, as compared to the prior year period. Operating profit margin decreased by 220 bps to 5.1% in the six months ended April 30, 2026, from 7.3% in the six months ended April 30, 2025. The decrease in operating profit margin was primarily attributable to service mix, as well as temporary weather-related delays in the completion of certain projects.

Corporate
	Six Months Ended April 30,
($ in millions)	2026	2025	Decrease
Corporate expenses	$(160.9)	$(166.1)	$5.2	3.1%
    Corporate expenses decreased by $5.2 million, or 3.1%, to $160.9 million during the six months ended April 30, 2026, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $5.5 million decrease in accruals for potential legal settlements;
•a $4.7 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics; and
•a $3.2 million decrease in compensation and related expenses primarily due to lower expenses under certain incentive plans.
This decrease was partially offset by:
•a $6.8 million increase in restructuring charges under our Restructuring Program; and
•a $4.2 million increase in costs associated with systems’ go-live.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At April 30, 2026, we were in compliance with these covenants.
On February 3, 2026, we entered into the First Amendment to the Amended Credit Facility to provide for the First Incremental Term Loan in an aggregate principal amount equal to $255.0 million. The terms and conditions that apply to the First Incremental Term Loan are substantially the same as the terms and conditions that apply to the other term loans outstanding under the Amended Credit Facility. No amounts under the Amended Credit Facility were repaid as a result of the execution of the First Incremental Term Loan.
During the six months ended April 30, 2026, we made principal payments under the term loan of $18.2 million. At April 30, 2026, the total outstanding borrowings under our Amended Credit Facility in the form of cash borrowings and standby letters of credit were $1.9 billion and $23.5 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 5.66%. At April 30, 2026, we had up to $518.9 million of borrowing capacity.
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
Share Repurchases
We repurchased shares under the share repurchase program during the three months ended April 30, 2026, as summarized below. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At April 30, 2026, authorization for $89.0 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended April 30, 2026	Six Months Ended April 30, 2026
Total number of shares purchased	0.07	2.13
Average price paid per share(1)	$45.61	$44.17
Total cash paid for share repurchases(1)	$3.0	$94.1

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

	Six Months Ended April 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$128.2	$(73.9)
Net cash used in investing activities	(298.4)	(31.6)
Net cash provided by financing activities	159.9	98.7
Operating Activities
Net cash provided by operating activities was $128.2 million for the six months ended April 30, 2026, as compared to cash used in operating activities of $73.9 million during the six months ended April 30, 2025. The $202.1 million improvement was primarily driven by favorable working capital changes, including improved cash collections and timing of payments.
Investing Activities
Net cash used in investing activities increased by $266.8 million during the six months ended April 30, 2026, as compared to the prior year period. This increase was primarily due to the WGNSTAR Acquisition.
Financing Activities
Net cash provided by financing activities was $159.9 million during the six months ended April 30, 2026, as compared to net cash provided by financing activities of $98.7 million during the six months ended April 30, 2025. This quarter’s activity was primarily related to the First Incremental Term Loan.
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
During the second quarter of 2026, we completed the acquisition of WGNSTAR, as described in Note 3, “Acquisitions,” to the unaudited Consolidated Financial Statements. We continue to integrate policies, processes, personnel, technology, and operations relating to this transaction and will continue to evaluate the impact of any related changes to our internal controls over financial reporting.
There were no other changes in our internal control over financial reporting during the second quarter of 2026 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2026:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period
02/01/2026- 02/28/2026	0.07	$45.61	0.07	$89.0
03/01/2026- 03/31/2026	—	$—	—	$89.0
04/01/2026- 04/30/2026	—	$—	—	$89.0
Total	0.07	$45.61	0.07

(1)Average price paid per share and total cash paid for share repurchases does not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

Trading Arrangements
During the three months ended April 30, 2026, certain of our “officers,” as defined in Rule 16a-1(f) of the Exchange Act, and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, as follows:

Trading Arrangements
Name and Title	Action	Date of Action	Rule 10b5-1 Trading Arrangement[1]	Non-Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold	Aggregate Number of Securities to Be Purchased	Duration
Raul Valentin, Executive Vice President and Chief Human Resources Officer	Adoption	April 15, 2026	X	-	1,639 shares of common stock	-	From July 14, 2026, until the earlier of (i) the date when all the shares under the plan are sold and (ii) December 31, 2026

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit No.	Exhibit Description
10.1
First Amendment, dated as of February 3, 2026, to Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among ABM Industries Incorporated, ABM Aviation UK Limited, each of the other subsidiaries of ABM Industries Incorporated from time to time party thereto, the financial institutions listed on the signature pages thereof as lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 5, 2026)

10.2†
Share Purchase Agreement Relating to the Sale and Purchase of Shares in the Capital of Iveagh New Opportunities Limited, by and between ABM Industries Incorporated and The Sellers (as defined therein), dated December 15, 2025

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

ABM Industries Incorporated

June 5, 2026	/s/ David M. Orr
David M. Orr Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

June 5, 2026	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)