Form 10-Q
period 2026-07-31
ABM INDUSTRIES INC /DE/
filed 2026-09-08
CIK 771497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ☑
Number of shares of the registrant’s common stock outstanding as of September 8, 2026: 58,614,592

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	July 31, 2026	October 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$110.5	$104.1
Trade accounts receivable, net of allowances of $24.0 and $25.5 at July 31, 2026 and October 31, 2025, respectively	1,478.8	1,471.1
Costs incurred in excess of amounts billed	209.8	193.7
Prepaid expenses	111.3	91.2
Other current assets	82.0	78.6
Total current assets	1,992.4	1,938.7
Other investments	32.1	48.6
Property, plant and equipment, net of accumulated depreciation of $415.8 and $379.8 at July 31, 2026 and October 31, 2025, respectively	211.9	177.2
Right-of-use assets	91.8	95.1
Other intangible assets, net of accumulated amortization of $575.8 and $532.2 at July 31, 2026 and October 31, 2025, respectively	328.5	243.2
Goodwill	2,741.2	2,591.1
Other noncurrent assets	203.0	175.5
Total assets	$5,601.0	$5,269.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt, net	$41.8	$29.4
Trade accounts payable	430.8	401.2
Accrued compensation	190.5	195.0
Accrued taxes — other than income	44.6	48.1
Deferred revenue	153.4	74.7
Insurance claims	204.5	200.8
Income taxes payable	3.8	4.0
Current portion of lease liabilities	27.7	28.2
Other accrued liabilities	304.7	324.1
Total current liabilities	1,401.8	1,305.7
Long-term debt, net	1,732.2	1,537.1
Long-term lease liabilities	80.4	83.7
Deferred income tax liability, net	69.0	39.9
Noncurrent insurance claims	470.2	459.3
Other noncurrent liabilities	53.1	54.3
Noncurrent income taxes payable	4.1	3.9
Total liabilities	3,810.8	3,483.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,614,592 and 60,176,611 shares issued and outstanding at July 31, 2026 and October 31, 2025, respectively	0.6	0.6
Additional paid-in capital	360.7	437.4
Accumulated other comprehensive loss, net of taxes	(17.9)	(20.5)
Retained earnings	1,446.8	1,368.1
Total stockholders’ equity	1,790.2	1,785.6
Total liabilities and stockholders’ equity	$5,601.0	$5,269.5

See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$2,317.1	$2,224.0	$6,850.6	$6,450.5
Operating expenses	2,031.0	1,949.6	6,027.5	5,645.7
Selling, general and administrative expenses	171.3	177.5	512.2	521.7
Restructuring and related expenses	7.8	—	14.6	—
Amortization of intangible assets	15.5	13.4	43.4	39.9
Operating profit	91.5	83.4	253.0	243.3
Income from unconsolidated affiliates	1.2	1.3	3.6	3.4
Interest expense	(29.5)	(25.3)	(81.6)	(72.1)
Income before income taxes	63.2	59.4	175.0	174.6
Income tax provision	(13.5)	(17.6)	(43.5)	(47.0)
Net income	49.7	41.8	131.6	127.6
Other comprehensive income/(loss)
Interest rate swaps	2.5	0.8	(1.0)	(5.7)
Foreign currency translation and other	(2.3)	(1.5)	3.4	5.2
Income tax (provision) benefit	(0.7)	(0.2)	0.2	1.5
Comprehensive income	$49.2	$41.0	$134.2	$128.6
Net income per common share
Basic	$0.84	$0.67	$2.22	$2.04
Diluted	$0.84	$0.67	$2.20	$2.03
Weighted-average common and common equivalent shares outstanding
Basic	58.9	62.5	59.4	62.6
Diluted	59.3	62.8	59.7	63.0
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2026		2025		2026		2025
(in millions, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of period	58.6	$0.6	62.3	$0.6	60.2	$0.6	62.2	$0.6
Stock issued under employee stock purchase and share-based compensation plans	—	—	—	—	0.6	—	0.5	—
Repurchase of common stock, including excise tax	—	—	(0.6)	—	(2.1)	—	(1.0)	—
Balance, end of period	58.6	0.6	61.7	0.6	58.6	0.6	61.7	0.6
Additional Paid-in Capital
Balance, beginning of period		350.8		516.3		437.4		527.4
Taxes withheld under employee stock purchase and share-based compensation plans, net		1.5		1.4		(7.2)		(7.1)
Share-based compensation expense		8.5		8.1		25.2		26.8
Repurchase of common stock, including excise tax		—		(27.2)		(94.7)		(48.5)
Balance, end of period		360.7		498.6		360.7		498.6
Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of period		(17.4)		(17.2)		(20.5)		(19.1)
Other comprehensive (loss) / income		(0.5)		(0.9)		2.6		1.0
Balance, end of period		(17.9)		(18.1)		(17.9)		(18.1)
Retained Earnings
Balance, beginning of period		1,414.4		1,324.7		1,368.1		1,272.9
Net income		49.7		41.8		131.6		127.6
Dividends
Common stock (1)		(17.0)		(16.5)		(51.2)		(49.4)
Stock issued under share-based compensation plans		(0.3)		(0.3)		(1.6)		(1.4)
Balance, end of period		1,446.8		1,349.7		1,446.8		1,349.7
Total Stockholders’ Equity		$1,790.2		$1,830.9		$1,790.2		$1,830.9

(1) Cash dividends declared per common share were $0.290 and $0.265 for the three months ended July 31, 2026 and 2025, respectively, and $0.870 and $0.795 for the nine months ended July 31, 2026 and 2025, respectively.
See accompanying notes to unaudited consolidated financial statements.

ABM INDUSTRIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$131.6	$127.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	86.5	78.9
Deferred income taxes	(2.4)	(3.1)
Share-based compensation expense	25.2	26.8
Provision for bad debt	(0.2)	3.9
Discount accretion on insurance claims	0.5	0.5
Impairment of assets	—	1.3
Gain on sale of assets	(0.2)	(0.2)
Income from unconsolidated affiliates	(3.6)	(3.4)
Distributions from unconsolidated affiliates	—	5.5
Changes in operating assets and liabilities
Trade accounts receivable and costs incurred in excess of amounts billed	(21.7)	(96.2)
Prepaid expenses and other current assets	(22.3)	(32.7)
Right-of-use assets	5.8	4.9
Other noncurrent assets	(21.9)	(12.0)
Trade accounts payable and other accrued liabilities	99.1	55.0
Long-term lease liabilities	(5.2)	(7.9)
Insurance claims	13.9	6.7
Income taxes payable, net	(4.6)	(17.6)
Other noncurrent liabilities	(5.5)	(37.2)
Total adjustments	143.4	(26.6)
Net cash provided by operating activities	275.0	101.0
Cash flows from investing activities
Additions to property, plant and equipment	(75.4)	(58.6)
Proceeds from sale of assets	1.6	0.5
Purchase of businesses, net of cash acquired	(242.1)	(16.7)
Net cash used in investing activities	(315.8)	(74.8)
Cash flows from financing activities
Taxes withheld from issuance of share-based compensation awards, net	(8.8)	(8.5)
Repurchases of common stock, including excise taxes	(94.7)	(48.5)
Dividends paid	(51.2)	(49.4)
Deferred financing costs paid	(2.7)	(8.0)
Borrowings from debt	1,733.5	1,409.3
Repayment of borrowings from debt	(1,523.9)	(1,212.0)
Changes in book cash overdrafts	(2.4)	(43.0)
Repayment of finance lease obligations	(3.3)	(3.3)
Cash paid to settle the contingent consideration liability	—	(59.0)
Net cash provided by (used in) financing activities	46.4	(22.5)
Effect of exchange rate changes on cash and cash equivalents	0.9	1.0
Net increase in cash and cash equivalents	6.4	4.7
Cash and cash equivalents at beginning of year	104.1	64.6
Cash and cash equivalents at end of period	$110.5	$69.3
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
Management Reimbursement Revenue by Segment
We operate certain parking facilities under management reimbursement arrangements. Under these arrangements, we manage the parking facilities for management fees and pass through the revenues and expenses associated with the facilities to the owners. Under these contracts we recognize both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses, as such expenses are incurred. Management reimbursement revenue for the three and nine months ended July 31, 2026, was $90.3 million and $270.8 million, respectively. Management reimbursement revenue for the three and nine months ended July 31, 2025, was $88.7 million and $255.2 million, respectively.
Recently Adopted Accounting Standards
There were no recently adopted accounting standards during the nine months ended July 31, 2026.

3. ACQUISITIONS

Acquisition of WGNSTAR
On February 4, 2026, we completed the acquisition of all of the equity interests of WGNSTAR, a provider of managed workforce solutions and equipment support services for the semiconductor and high-technology industries across the United States and Ireland, for an aggregate purchase consideration of approximately $283.4 million (subject to customary adjustments). The purchase consideration included cash on hand, $20.0 million paid in 2025 to acquire a call option which was exercised upon acquisition, and $7.3 million payable in three equal annual installments in October 2026, 2027 and 2028. We financed the acquisition with cash on hand and proceeds from a new incremental term loan. See Note 9, “Debt,” for further information.

Preliminary Acquisition Accounting
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The final acquisition accounting may include changes to intangible assets, goodwill, deferred taxes, property, plant and equipment, right-of-use assets, legal matters, and other accrued liabilities within the measurement period not to exceed one year from the acquisition date. Goodwill arising from the WGNSTAR Acquisition is not deductible for tax reporting purposes.
The following table summarizes the preliminary acquisition accounting based on currently available information:

(in millions)
Cash and cash equivalents	14.1
Trade accounts receivable and other current assets	26.3
Customer relationship intangibles and other intangible assets	129.2
Goodwill	149.7
Other noncurrent assets	6.1
Trade accounts payable and accrued liabilities	(8.4)
Deferred income tax liability	(31.7)
Other noncurrent liabilities	(1.9)
Net assets acquired	$283.4
Goodwill is largely attributable to value we expect to obtain from long-term business growth, the established workforce, and buyer-specific synergies.
The unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2026, include revenues of $40.4 million and $76.9 million, respectively, attributable to WGNSTAR, which are included in our Manufacturing & Distribution segment.

Acquisition of LMC
Effective June 1, 2025, we acquired LMC FM Limited (“LMC”), a Dublin-based facilities services company with coverage across Ireland, for a purchase price of approximately $22.0 million in cash plus the potential of $5.9 million of contingent consideration to be paid in calendar year 2027 upon the retention of the top two customers. The acquisition was accounted for under the acquisition method. Accordingly, the assets acquired and liabilities assumed were recognized on the date of acquisition at their estimated fair values, with the excess of the purchase price recorded as goodwill. The goodwill is not deductible for tax reporting purposes. At July 31, 2026, we recorded goodwill and intangibles of $14.1 million and $12.9 million, respectively. The total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $19.8 million and $18.9 million, respectively.
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
At July 31, 2026, the value of the contingent consideration was $32.5 million, and there was no change since October 31, 2025.

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

	Three Months Ended July 31, 2026						Nine Months Ended July 31, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$698.4	$322.6	$64.9	$208.0	$—	$1,293.9	$2,133.4	$995.9	$193.9	$615.8	$—	$3,938.9
Aviation Services(2)	—	—	162.6	—	—	162.6	—	—	444.2	—	—	444.2
Parking and Transportation(3)	106.9	16.3	85.6	0.1	—	208.8	321.4	57.0	254.9	0.3	—	633.7
Facility Solutions	$805.3	$338.8	$313.0	$208.1	$—	$1,665.3	$2,454.8	$1,052.9	$893.0	$616.1	$—	$5,016.8

Operations and Maintenance(4)	205.7	135.2	15.1	27.7	—	383.7	634.3	305.4	43.6	80.6	—	1,064.0
Building & Energy Solutions(5)	1.3	6.9	—	—	259.9	268.1	4.0	8.8	—	—	757.0	769.8
Engineering and Infrastructure Solutions	$207.0	$142.1	$15.1	$27.7	$259.9	$651.8	$638.4	$314.2	$43.6	$80.6	$757.0	$1,833.8

Total	$1,012.2	$481.0	$328.1	$235.8	$259.9	$2,317.1	$3,093.2	$1,367.1	$936.6	$696.7	$757.0	$6,850.6

	Three Months Ended July 31, 2025						Nine Months Ended July 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total	B&I	M&D	Aviation	Education	Technical Solutions	Total
Major Service Line
Janitorial(1)	$715.5	$343.3	$60.1	$204.9	$—	$1,323.8	$2,119.9	$1,010.9	$166.0	$599.3	$—	$3,896.1
Aviation Services(2)	—	—	134.5	—	—	134.5	—	—	368.2	—	—	368.2
Parking and Transportation(3)	111.6	13.6	84.2	0.1	—	209.4	321.4	38.9	248.4	0.3	—	609.1
Facility Solutions	$827.1	$356.9	$278.8	$205.0	$—	$1,667.8	$2,441.3	$1,049.8	$782.7	$599.6	$—	$4,873.4

Operations and Maintenance(4)	210.5	51.3	12.9	30.1	—	304.8	632.0	150.5	39.3	88.6	—	910.4
Building & Energy Solutions(5)	1.2	0.7	—	—	249.5	251.4	3.9	0.9	—	—	662.0	666.8
Engineering and Infrastructure Solutions	$211.7	$52.0	$12.9	$30.1	$249.5	$556.2	$635.9	$151.4	$39.3	$88.6	$662.0	$1,577.1

Total	$1,038.7	$408.9	$291.8	$235.1	$249.5	$2,224.0	$3,077.2	$1,201.2	$822.0	$688.2	$662.0	$6,450.5

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
Remaining Performance Obligations
At July 31, 2026, performance obligations that were unsatisfied for which we expect to recognize revenue totaled $287.3 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter, based on our estimates of project timing.

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
The following tables present the balances in our contract assets and contract liabilities:

(in millions)	July 31, 2026	October 31, 2025
Contract assets
Billed trade receivables(1)	$1,193.7	$1,223.0
Unbilled trade receivables(1)	309.1	273.6
Costs incurred in excess of amounts billed	209.8	193.7
Capitalized commissions(2)	33.0	32.3
(1) Included in “Trade accounts receivable, net” on the unaudited Consolidated Balance Sheets.
(2) Included in “Other current assets” and “Other noncurrent assets” on the unaudited Consolidated Balance Sheets. During the nine months ended July 31, 2026, we capitalized $15.9 million of new costs and amortized $15.1 million of previously capitalized costs. There was no impairment loss recorded on the costs capitalized.

(in millions)	Nine Months Ended July 31, 2026
Contract liabilities(1)
Balance at beginning of period	$148.6
Additional contract liabilities	406.0
Recognition of deferred revenue	(327.7)
Balance at end of period	$226.9
(1) Included in “Deferred revenue” and “Other accrued liabilities” on the unaudited Consolidated Balance Sheets.

5. RESTRUCTURING AND RELATED COSTS

In the fourth quarter of 2025, we implemented a restructuring program (the “Restructuring Program”) to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between the Company’s cost structure and our strategic growth objectives. We recognized $28.0 million of cumulative restructuring charges under this program through the third quarter of 2026, which includes employee severance, asset impairment charges, and other related costs. We continue to review our overhead and cost structure for additional efficiency opportunities under this program. We expect these actions to be completed in 2026.
Rollforward of Restructuring and Related Liabilities

(in millions)	Employee Severance	Asset Impairment(2)	Other	Total
Balance, October 31, 2025	$3.4	$—	$0.2	$3.6
Costs recognized(1)	8.1	1.9	4.5	14.6
Payments	$(7.7)	—	(2.3)	(10.0)
Non-cash items	—	(1.9)	—	(1.9)
Balance, July 31, 2026	$3.8	$—	$2.4	$6.3
(1) We include these costs within corporate expenses and are included within “Restructuring and related expenses” on the unaudited Consolidated Statements of Comprehensive Income.
(2) Represents various ROU asset impairments due to lease terminations or subleases as part of a real estate optimization project.
6. NET INCOME PER COMMON SHARE

Basic and Diluted Net Income Per Common Share Calculations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income	$49.7	$41.8	$131.6	$127.6

Weighted-average common and common equivalent shares outstanding — Basic	58.9	62.5	59.4	62.6
Effect of dilutive securities
Restricted stock units	0.2	0.3	0.2	0.3
Performance shares	0.1	0.1	0.1	0.1
Weighted-average common and common equivalent shares outstanding — Diluted	59.3	62.8	59.7	63.0

Net income per common share
Basic	$0.84	$0.67	$2.22	$2.04
Diluted	$0.84	$0.67	$2.20	$2.03

Anti-Dilutive Outstanding Stock Awards Issued Under Share-Based Compensation Plans

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2026	2025	2026	2025
Anti-dilutive	0.4	0.3	0.4	0.2

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy of Our Financial Instruments
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in millions)	Fair Value Hierarchy	July 31, 2026	October 31, 2025
Cash and cash equivalents(1)	1	$110.5	$104.1
Insurance deposits(2)	1	4.8	4.8
Assets held in funded deferred compensation plan(3)	1	4.8	4.8
Credit facility(4)	2	1,478.6	1,569.0
Receivables Financing Agreement(5)	2	300.0	—
Interest rate swap assets(6)	2	3.2	4.3
Interest rate swap liabilities(6)	2	—	0.1
Investments in equity investments(7)	3	14.1	34.1
Contingent consideration(8)(9)	3	38.7	38.3
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
(4) Represents gross outstanding borrowings under our Amended Credit Facility. Due to variable interest rates, the carrying value of outstanding borrowings under this facility approximates the fair value. See Note 9, “Debt,” for further information.
(5) Represents gross outstanding borrowings under our Receivables Financing Agreement. Due to variable interest rates, the carrying value of outstanding borrowings under this program approximates the fair value. See Note 9, “Debt,” for further information.
(6) Represents interest rate swap derivatives designated as cash flow hedges. The fair values of the interest rate swaps are estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates using observable benchmarks for the Secured Overnight Financing Rate (“SOFR”) forward rates at the end of the period. Our interest rate swap assets are included in “Other noncurrent assets,” and our interest rate swap liabilities are included in “Other current liabilities” on the accompanying unaudited Consolidated Balance Sheets. See Note 9, “Debt,” for further information. The majority of our interest rate swaps matured in June 2026.
(7) During the three months ended October 31, 2025, we purchased a $20.0 million call option to acquire an ownership interest in WGNSTAR. This acquisition has now been completed—refer to Note 3, “Acquisitions,” for further information. Our investments do not have a readily determinable fair value; therefore, we account for the investments using the measurement alternative under Topic 321 and measure the investments at initial cost plus or minus fair value adjustments if there are observable prices minus impairment, if any.
(8) Our contingent consideration payable related to the RavenVolt Acquisition is remeasured at each reporting date, based on significant inputs not observable in the market. The contingent consideration payment related to calendar year 2025, which is expected to be made in 2026, represents a Level 3 measurement at July 31, 2026, and at October 31, 2025, within the fair value hierarchy. After the acquisition date and until the contingency is resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets, which are subject to our estimate. These changes in fair value are recognized within the “Selling, general and administrative expenses” of the unaudited Consolidated Statements of Comprehensive Income. See Note 3, “Acquisitions,” for further information.
(9) The balance at July 31, 2026, and October 31, 2025, also includes the contingent consideration payable in calendar year 2027 related to the LMC Acquisition.

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
During the third quarter of 2026, we performed a review of the majority of our casualty insurance programs that considered changes in claims development and claims payment activity through July 31, 2026. Based on the results of the review, it was determined that there was no adjustment required for our total reserves related to prior years during the nine months ended July 31, 2026. During the nine months ended July 31, 2025, based on the results of the actuarial review, we made an insignificant adjustment to our total reserves for known claims as well as our estimate of the loss amounts associated with incurred but not reported claims (“IBNR claims”).
Insurance-Related Balances and Activity

(in millions)	July 31, 2026	October 31, 2025
Insurance claim reserves, excluding medical and dental	$664.9	$649.5
Medical and dental claim reserves	9.9	10.6
Insurance recoverables	90.8	90.8
At July 31, 2026, and October 31, 2025, insurance recoverables are included in both “Other current assets” and “Other noncurrent assets” on the accompanying unaudited Consolidated Balance Sheets.

Instruments Used to Collateralize Our Insurance Obligations

(in millions)	July 31, 2026	October 31, 2025
Standby letters of credit	$17.6	$18.7
Surety bonds and surety-backed letters of credit	314.2	213.9
Restricted insurance deposits	4.8	4.8
Total	$336.5	$237.4
9. DEBT

(in millions)	July 31, 2026	October 31, 2025
Current portion of long-term debt (1)(2)
Gross term loan	$42.8	$30.0
Unamortized deferred financing costs	(1.0)	(0.6)
Total current portion of term loan, net	$41.8	$29.4

Long-term debt (1)(2)
Term loan	$760.9	$555.0
Borrowings under Receivables Financing Agreement	300.0	—
Revolving line of credit (3)	675.0	984.0
Total long-term debt, gross	1,735.9	1,539.0
Unamortized deferred financing costs	(3.6)	(1.9)
Total long-term debt, net	$1,732.2	$1,537.1

(1) At July 31, 2026, and October 31, 2025, the weighted average interest rate on all outstanding borrowings, not including letters of credit and swaps, was 5.53% and 5.84%, respectively.
(2) At July 31, 2026, we had borrowing capacity of $495.3 million.
(3) At July 31, 2026, standby letters of credit amounted to $22.4 million.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2026, we were in compliance with these covenants.
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
On July 28, 2026, we entered into a trade receivables financing agreement (the “Receivables Financing Agreement”) involving several of our wholly owned subsidiaries and certain financial institutions. The Receivables Financing Agreement provides for a maximum revolving borrowing amount of $300.0 million and expires on July 27, 2029. Under the arrangement, certain of our wholly owned subsidiaries sell a portfolio of eligible U.S. trade accounts receivable and related rights to our wholly owned subsidiary, ABM Receivables, LLC, a consolidated and bankruptcy-remote special purpose entity. Eligible receivables sold to ABM Receivables, LLC are pledged as collateral for borrowings under the Receivables Financing Agreement and are subject to a security interest in favor of the participating institutions. The borrowings under the Receivables Financing Agreement bear interest at a rate of Term SOFR plus an applicable margin ranging from 0.90% to 1.00% based on ABM’s total net leverage ratio, payable monthly in arrears. The arrangement also provides for an undrawn fee of 0.35% on unused commitments.

The Receivables Financing Agreement transaction does not qualify as a sale of assets under ASC 860, Transfers and Servicing, and as a result, is accounted for as a secured borrowing. Accordingly, receivables used to secure the borrowings are presented as trade accounts receivable, net, and borrowings are presented as long-term debt, net, on the unaudited Consolidated Balance Sheets. Cash receipts from customers related to the underlying receivables are reflected as operating activities, while borrowings and repayments under the Receivables Financing Agreement are reflected as financing activities in the unaudited Consolidated Statements of Cash Flows.
At July 31, 2026, the total amount of receivables pledged as collateral under the Receivables Financing Agreement was $402.4 million, and the total amount of outstanding borrowings under the Receivables Financing Agreement was $300.0 million.

Long-Term Debt Maturities
During the nine months ended July 31, 2026, we made principal payments under the term loan of $36.4 million. At July 31, 2026, the following principal payments are required under the terms of the long-term debt:

(in millions)	2026	2027	2028	2029	2030
Debt maturities	$10.7	$42.8	$42.8	$342.8	$1,339.7
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

Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date
$248.6 million(1)	3.68%	April 2, 2026	February 26, 2030
(1) In April 2026, we entered into an amortizing interest rate swap agreement with an initial notional amount of $255.0 million, reducing by $3.2 million at the end of every quarter before maturing on February 26, 2030.
At July 31, 2026, and October 31, 2025, amounts recorded in accumulated other comprehensive loss (“AOCL”) for interest rate swaps were a gain of $1.6 million, net of taxes of $1.6 million, and a gain of $2.4 million, net of taxes of $1.9 million, respectively. At July 31, 2026, the total amount expected to be reclassified from AOCL to earnings during the next 12 months is a gain of $0.6 million, net of taxes of $0.2 million.

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
Repurchase Activity
No shares were repurchased during the three months ended July 31, 2026. During the nine months ended July 31, 2026, there were share repurchases as summarized below. At July 31, 2026, authorization for $89.0 million of repurchases remained under our share repurchase program.

(in millions, except per share amounts)	Three Months Ended July 31, 2026	Nine Months Ended July 31, 2026
Total number of shares purchased	—	2.13
Average price paid per share(1)	$—	$44.17
Total cash paid for share repurchases(1)	$—	$94.1

(in millions, except per share amounts)	Three Months Ended July 31, 2025	Nine Months Ended July 31, 2025
Total number of shares purchased	0.56	0.97
Average price paid per share(1)	$48.77	$49.82
Total cash paid for share repurchases(1)	$27.1	$48.3

(1) Average price paid per share and total cash paid for share repurchases do not include any excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
11. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds
We use letters of credit and surety bonds to secure certain commitments related to insurance programs and for other purposes. As of July 31, 2026, these letters of credit totaled $22.4 million and surety bonds and surety-backed letters of credit totaled $1,211.8 million.
Guarantees
In some instances, we offer clients guaranteed energy savings under certain energy savings contracts. At July 31, 2026, total guarantees were $179.9 million and extend through 2046. We include the estimated costs of guarantees in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. Historically, we have not incurred any material losses in connection with these guarantees.

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
At July 31, 2026, the total amount accrued for probable litigation losses where a reasonable estimate of the loss could be made was $8.8 million. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. The estimation of reasonably possible losses also requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Our management currently estimates the range of loss for all reasonably possible losses for which a reasonable estimate of the loss can be made is between zero and $14.9 million. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.
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
12. INCOME TAXES

Our quarterly tax provision is calculated using an estimated annual effective tax rate that is adjusted for discrete items occurring during the period to arrive at our effective tax rate. During the three and nine months ended July 31, 2026, we had effective tax rates of 21.3% and 24.8%, respectively. During the three and nine months ended July 31, 2025, we had effective tax rates of 29.6% and 26.9%, respectively. The difference between the estimated annual effective tax rate before discrete items and statutory rate is primarily related to state income taxes, non-deductible compensation, and tax credits.

Our effective tax rate for the three months ended July 31, 2026, was reduced by discrete items, primarily research and development tax credits and enhanced Work Opportunity Tax Credits (“WOTC”). Our effective tax rate for the three months ended July 31, 2025, was not impacted by any significant discrete items.
Our effective tax rate for the nine months ended July 31, 2026, was reduced by discrete items, primarily research and development tax credits, enhanced WOTC, and share-based compensation. Our effective tax rate for the nine months ended July 31, 2025, benefited from discrete items, primarily from return to provision adjustments related to our non-U.S operations.
The WOTC and Federal Empowerment Zone (“FEZ”) credit are federal tax credits available to employers for hiring individuals from certain targeted groups. The Company has historically benefited from these tax credits, which expired on December 31, 2025. As of July 31, 2026, the credits have not been renewed, and our effective tax rate for the three and nine months ended July 31, 2026, only includes a benefit for those employees who started work before December 31, 2025.
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
As of July 31, 2026, the Company’s Chief Operating Decision Makers (the “CODMs”), consisting of the Chief Executive Officer and the Chief Operating Officer, evaluate the performance of ABM’s operating segments and allocate resources based on segment operating profit and revenue. These metrics are regularly reviewed as part of ABM’s internal reporting package.
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

The following tables present the measure of profit or loss used by the CODMs, along with other significant segment items that are regularly provided and used in managing the business:
Financial Information by Reportable Segment

	Three Months Ended July 31, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$1,012.2	$481.0	$328.1	$235.8	$259.9	$2,317.1
Significant Segment Expenses
Direct labor costs	559.7	304.6	205.3	150.5	105.5	1,325.6
Indirect costs	28.8	8.5	3.1	6.5	26.5	73.4
General and administrative	20.2	15.1	11.2	1.7	20.1	68.3
Selling	8.8	4.2	0.4	0.4	11.5	25.3
Other segment items(1)	319.8	108.1	89.7	53.8	74.8	646.2
Segment operating profit	$75.0	$40.5	$18.4	$23.0	$21.5	$178.3
Corporate						(85.4)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(1.2)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.2)
Total operating profit						$91.5
Income from unconsolidated affiliates						1.2
Interest expense						(29.5)
Income before income taxes						$63.2

Other significant segment items(2)
Materials and supplies	$29.2	$23.2	$6.7	$12.4	$57.4
Salaries and wages (other than direct)	30.3	10.9	3.7	4.7	33.4
Consulting and professional services	2.6	2.2	7.2	0.9	2.7
Travel and entertainment (other than direct)	2.5	0.9	0.5	0.4	1.7
Legal	1.5	0.5	0.6	0.2	0.2

	Nine Months Ended July 31, 2026
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$3,093.2	$1,367.1	$936.6	$696.7	$757.0	$6,850.6
Significant Segment Expenses
Direct labor costs	1,715.6	871.5	579.8	450.7	287.3	3,905.0
Indirect costs	89.0	23.9	9.5	18.7	78.4	219.5
General and administrative	59.0	41.3	33.7	6.2	61.2	201.4
Selling	26.0	12.6	1.3	1.1	37.6	78.6
Other segment items(1)	972.2	300.3	265.1	159.0	245.6	1,942.4
Segment operating profit	$231.3	$117.5	$47.3	$60.9	$46.7	$503.7
Corporate						(246.3)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(3.6)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.7)
Total operating profit						$253.0
Income from unconsolidated affiliates						3.6
Interest expense						(81.6)
Income before income taxes						$175.0

Other significant segment items(2)
Materials and supplies	$85.9	$56.5	$20.4	$35.3	$202.8
Salaries and wages (other than direct)	89.8	29.8	11.5	13.9	102.5
Consulting and professional services	8.6	5.9	19.9	2.0	7.5
Travel and entertainment (other than direct)	7.4	2.5	1.6	1.0	5.5
Legal	4.5	1.3	1.8	0.6	0.9

	Three Months Ended July 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$1,038.7	$408.9	$291.8	$235.1	$249.5	$2,224.0
Significant Segment Expenses
Direct labor costs	581.1	270.0	171.2	153.2	84.5	1,260.0
Indirect costs	26.1	7.4	2.8	4.5	23.9	64.8
General and administrative	23.8	10.6	10.2	2.4	20.0	66.9
Selling	8.4	3.4	0.4	0.4	13.2	25.8
Other segment items(1)	325.5	81.1	87.4	53.5	88.6	636.1
Segment operating profit	$73.8	$36.4	$19.7	$21.1	$19.4	$170.4
Corporate						(85.7)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(1.3)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						—
Total operating profit						$83.4
Income from unconsolidated affiliates						1.3
Interest expense						(25.3)
Income before income taxes						$59.4

Other significant segment items(2)
Materials and supplies	$29.8	$15.4	$6.1	$12.4	$69.5
Salaries and wages (other than direct)	$28.8	$7.9	$3.8	$3.1	$33.4
Consulting and professional services	2.7	0.6	11.4	0.8	2.8
Travel and entertainment (other than direct)	2.1	0.9	0.5	0.4	1.7
Legal	2.2	0.2	0.6	0.4	0.4

	Nine Months Ended July 31, 2025
(in millions)	B&I	M&D	Aviation	Education	Technical Solutions	Total
Revenues	$3,077.2	$1,201.2	$822.0	$688.2	$662.0	$6,450.5
Significant Segment Expenses
Direct labor costs	1,705.8	786.0	481.6	455.8	210.9	3,640.2
Indirect costs	91.7	22.5	8.8	15.9	68.0	206.9
General and administrative	65.1	34.1	31.2	7.6	56.6	194.7
Selling	24.8	9.5	1.0	1.1	39.3	75.6
Other segment items(1)	953.5	233.4	250.9	158.9	237.7	1,834.5
Segment operating profit	$236.2	$115.6	$48.4	$48.9	$49.4	$498.6
Corporate						(251.8)
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions						(3.4)
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions						(0.1)
Total operating profit						$243.3
Income from unconsolidated affiliates						3.4
Interest expense						(72.1)
Income before income taxes						$174.6

Other significant segment items(2)
Materials and supplies	$83.2	$42.2	$16.4	$34.4	$190.3
Salaries and wages (other than direct)	94.4	23.2	11.3	11.7	95.9
Consulting and professional services	7.7	3.3	34.6	2.6	6.8
Travel and entertainment (other than direct)	6.6	2.4	1.5	1.1	5.2
Legal	5.1	1.4	2.0	0.8	0.9
(1) Other segment items consist of payroll-related expenses, materials and supplies, insurance costs, depreciation and amortization, consulting and professional services, and various other expense items.
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
Restructuring Program
In the fourth quarter of 2025, we launched a Restructuring Program to further streamline our operations and improve the efficiency of our support functions. This initiative is intended to enhance overall organizational effectiveness and ensure alignment between our cost structure and strategic growth objectives. Once fully implemented in 2026, this program is expected to deliver approximately $35.0 million of annualized cost savings. We recognized $28.0 million of cumulative restructuring charges under this program through the third quarter of 2026. The range of the remaining costs to be incurred related to the Restructuring Program cannot be reasonably estimated at this time.
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

Key Financial Highlights
•Revenues increased by $93.1 million, or 4.2%, to $2,317.1 million during the three months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.1% and acquisition growth of 2.1%. The organic revenue growth was due to net new business and expansion of business with existing clients in Aviation and M&D, partially offset by attrition of certain clients within B&I and a decrease in microgrid project revenue due to project delays within Technical Solutions. Acquisition growth was driven by a $45.6 million revenue increase from the WGNSTAR and LMC acquisitions.
•We had an increase in operating profit of $8.1 million, to $91.5 million, during the three months ended July 31, 2026, as compared to the prior year period. The increase was primarily attributed to an increase in revenues and a decrease in certain general and administrative compensation expenses, primarily due to reduced headcount as a result of the Restructuring Program. The increase was partially offset by restructuring charges incurred during the third quarter of 2026 under our Restructuring Program.
•Our effective tax rates for the three months ended July 31, 2026, and July 31, 2025, were 21.3% and 29.6%, respectively. Our effective tax rate for the three months ended July 31, 2026, was reduced by discrete tax benefits, primarily related to research and development tax credits and enhanced WOTC.
•Net cash provided by operating activities was $275.0 million for the nine months ended July 31, 2026, as compared to $101.0 million for the nine months ended July 31, 2025. The $174.0 million improvement was primarily driven by favorable working capital changes, including improved cash collections, and timing of payments.
•Dividends of $51.2 million were paid to shareholders, and dividends totaling $0.87 per common share were declared during the nine months ended July 31, 2026.
•At July 31, 2026, total outstanding borrowings were $1.8 billion. At July 31, 2026, we had up to $495.3 million of borrowing capacity.

Results of Operations

Three Months Ended July 31, 2026, Compared with the Three Months Ended July 31, 2025
Consolidated

	Three Months Ended July 31,
(in millions, except per share amounts)	2026	2025	Increase / (Decrease)
Revenues	$2,317.1	$2,224.0	$93.1	4.2%
Operating expenses	2,031.0	1,949.6	81.4	4.2%
Gross margin	12.3%	12.3%	1 bps
Selling, general and administrative expenses	171.3	177.5	(6.2)	(3.5)%
Restructuring and related expenses	7.8	—	7.8	NM*
Amortization of intangible assets	15.5	13.4	2.1	15.8%
Operating profit	91.5	83.4	8.1	9.6%
Income from unconsolidated affiliates	1.2	1.3	(0.1)	(2.1)%
Interest expense	(29.5)	(25.3)	(4.2)	(16.6)%
Income before income taxes	63.2	59.4	3.8	6.4%
Income tax provision	(13.5)	(17.6)	4.1	23.3%
Net income	49.7	41.8	7.9	18.9%
Other comprehensive income/(loss)
Interest rate swaps	2.5	0.8	1.7	NM*
Foreign currency translation and other	(2.3)	(1.5)	(0.8)	(55.7)%
Income tax provision	(0.7)	(0.2)	(0.5)	NM*
Comprehensive income	$49.2	$41.0	$8.2	20.2%
*Not meaningful
Revenues
Revenues increased by $93.1 million, or 4.2%, to $2,317.1 million during the three months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.1% and acquisition growth of 2.1%. The organic revenue growth was due to net new business and expansion of business with existing clients in Aviation and M&D, partially offset by attrition of certain clients within B&I and a decrease in microgrid project revenue due to project delays within Technical Solutions. Acquisition growth was driven by a $45.6 million revenue increase from the WGNSTAR and LMC acquisitions.
Operating Expenses
Operating expenses increased by $81.4 million, or 4.2%, to $2,031.0 million during the three months ended July 31, 2026, as compared to the prior year period. The increase in operating expenses was generally in line with revenue growth, resulting in gross margin remaining consistent at 12.3% year-over-year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $6.2 million, or 3.5%, to $171.3 million during the three months ended July 31, 2026, as compared to the prior year period. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $7.3 million decrease in compensation and related expenses primarily due to reduced headcount as a result of the Restructuring Program, partially offset by headcount expansion from the WGNSTAR Acquisition within M&D; and
•a $4.8 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics.
The decrease was partially offset by:

•a $4.2 million increase in costs associated with systems’ go-live.
Amortization of Intangible Assets
Amortization of intangible assets increased by $2.1 million, or 15.8%, to $15.5 million during the three months ended July 31, 2026, as compared to the prior year period. The increase was primarily attributable to the amortization of intangibles acquired as part of the WGNSTAR Acquisition.
Interest Expense
Interest expense increased by $4.2 million, or 16.6%, to $29.5 million during the three months ended July 31, 2026, as compared to the prior year period, and was driven by higher borrowings from our Amended Credit Facility, including the First Incremental Term Loan, to fund the WGNSTAR Acquisition and working capital requirements.
Income Taxes from Operations
Our effective tax rates from income on operations for the three months ended July 31, 2026, and July 31, 2025, were 21.3% and 29.6%, respectively, resulting in provisions for taxes of $13.5 million and $17.6 million, respectively.
Our effective tax rate for the three months ended July 31, 2026, was reduced by discrete items, primarily research and development tax credits and enhanced WOTC. Our effective tax rate for the three months ended July 31, 2025, was not impacted by any significant discrete items.
The WOTC and FEZ credit are federal tax credits available to employers for hiring individuals from certain targeted groups. We have historically benefited from these credits, and they expired on December 31, 2025. As of July 31, 2026, the credits have not been renewed and our effective tax rate for the three months ended July 31, 2026, includes a benefit only for those employees who started work before December 31, 2025.
Interest Rate Swaps
We had a gain of $2.5 million on interest rate swaps during the three months ended July 31, 2026, as compared to a gain of $0.8 million during the three months ended July 31, 2025, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
We had a foreign currency translation loss of $2.3 million during the three months ended July 31, 2026, as compared to a foreign currency translation loss of $1.5 million during the three months ended July 31, 2025. This change was due to fluctuations in the exchange rate between the U.S. dollar (“USD”) and the British pound sterling (“GBP”). Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Three Months Ended July 31,
(in millions)	2026	2025	Increase / (Decrease)
Revenues
Business & Industry	$1,012.2	$1,038.7	$(26.5)	(2.6)%
Manufacturing & Distribution	481.0	408.9	72.1	17.6%
Aviation	328.1	291.8	36.4	12.5%
Education	235.8	235.1	0.7	0.3%
Technical Solutions	259.9	249.5	10.4	4.2%
	$2,317.1	$2,224.0	$93.1	4.2%
Operating profit
Business & Industry	$75.0	$73.8	$1.2	1.5%
Operating profit margin	7.4%	7.1%	30 bps
Manufacturing & Distribution	40.5	36.4	4.1	11.4%
Operating profit margin	8.4%	8.9%	(48) bps
Aviation	18.4	19.7	(1.3)	(6.9)%
Operating profit margin	5.6%	6.8%	(117) bps
Education	23.0	21.1	1.9	8.7%
Operating profit margin	9.7%	9.0%	75 bps
Technical Solutions	21.5	19.4	2.1	10.8%
Operating profit margin	8.3%	7.8%	50 bps
Corporate	(85.4)	(85.7)	0.3	0.3%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(1.2)	(1.3)	—	2.1%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.2)	—	(0.2)	NM*
	$91.5	$83.4	$8.1	9.6%
*Not meaningful

Business & Industry
	Three Months Ended July 31,
($ in millions)	2026	2025	(Decrease) / Increase
Revenues	$1,012.2	$1,038.7	$(26.5)	(2.6)%
Operating profit	75.0	73.8	1.2	1.5%
Operating profit margin	7.4%	7.1%	30 bps
B&I revenues decreased by $26.5 million, or 2.6%, to $1,012.2 million during the three months ended July 31, 2026, as compared to the prior year period. The revenue decrease was primarily driven by attrition of certain domestic clients and a large U.K.-based transportation client. Management reimbursement revenues for this segment totaled $76.4 million and $75.4 million for the three months ended July 31, 2026 and 2025, respectively.
Operating profit increased by $1.2 million, or 1.5%, to $75.0 million during the three months ended July 31, 2026, as compared to the prior year period. Operating profit margin increased by 30 bps to 7.4% in the three months ended July 31, 2026, from 7.1% in the prior year period. The increase in operating profit margin was primarily driven by labor efficiencies.

Manufacturing & Distribution
	Three Months Ended July 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$481.0	$408.9	$72.1	17.6%
Operating profit	40.5	36.4	4.1	11.4%
Operating profit margin	8.4%	8.9%	(48) bps
M&D revenues increased by $72.1 million, or 17.6%, to $481.0 million during the three months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of acquisition growth of 9.9% and organic growth of 7.8%. Acquisition growth was driven by a $40.4 million revenue increase from the WGNSTAR Acquisition. The increase in organic revenue was primarily attributable to expansion of business with existing clients and new business wins primarily within the semiconductor industry.
Operating profit increased by $4.1 million, or 11.4%, to $40.5 million during the three months ended July 31, 2026, as compared to the prior year period. Operating profit margin decreased by 48 bps to 8.4% in the three months ended July 31, 2026, from 8.9% in the prior year period. The decrease in operating profit margin was primarily attributable to contract mix and amortization of intangible assets related to the WGNSTAR Acquisition.

Aviation
	Three Months Ended July 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$328.1	$291.8	$36.4	12.5%
Operating profit	18.4	19.7	(1.3)	(6.9)%
Operating profit margin	5.6%	6.8%	(117) bps
Aviation revenues increased by $36.4 million, or 12.5%, to $328.1 million during the three months ended July 31, 2026, as compared to the prior year period. The increase was primarily attributable to new business wins driven largely by a U.K.-based airport and new business and scope expansions across the domestic and international markets. Management reimbursement revenues for this segment totaled $12.5 million and $13.3 million for the three months ended July 31, 2026 and 2025, respectively.
Operating profit decreased by $1.3 million, or 6.9%, to $18.4 million for the three months ended July 31, 2026, as compared to the prior year period. Operating profit margin decreased by 117 bps to 5.6% in the three months ended July 31, 2026. The operating profit margin decreased primarily due to contract and service mix.

Education
	Three Months Ended July 31,
($ in millions)	2026	2025	Increase
Revenues	$235.8	$235.1	$0.7	0.3%
Operating profit	23.0	21.1	1.9	8.7%
Operating profit margin	9.7%	9.0%	75 bps
Education revenues increased by $0.7 million, or 0.3%, to $235.8 million during the three months ended July 31, 2026, as compared to the prior year period. The increase was primarily attributable to price escalations on certain contracts.
Operating profit increased by $1.9 million, or 8.7%, to $23.0 million for the three months ended July 31, 2026, as compared to the prior year period. Operating profit margin increased by 75 bps to 9.7% in the three months ended July 31, 2026, from 9.0% in the prior year period. The increase in operating profit margin was primarily attributable to favorable pricing and labor management, including strict control over overtime costs.

Technical Solutions
	Three Months Ended July 31,
($ in millions)	2026	2025	Increase
Revenues	$259.9	$249.5	$10.4	4.2%
Operating profit	21.5	19.4	2.1	10.8%
Operating profit margin	8.3%	7.8%	50 bps
Technical Solutions revenues increased by $10.4 million, or 4.2%, to $259.9 million during the three months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 2.1% and acquisition growth of 2.1%. The organic revenue growth was primarily driven by higher project revenues in energy and power solutions and HVAC services, partially offset by a decrease in microgrid revenue due to project delays. Acquisition growth was driven by a $5.3 million revenue increase from the LMC Acquisition.
Operating profit increased by $2.1 million, or 10.8%, to $21.5 million during the three months ended July 31, 2026, as compared to the prior year period. Operating profit margin increased by 50 bps to 8.3% in the three months ended July 31, 2026, from 7.8% in the prior year period. The increase in operating profit margin was primarily attributable to service mix.

Corporate
	Three Months Ended July 31,
($ in millions)	2026	2025	Decrease
Corporate expenses	$(85.4)	$(85.7)	$0.3	0.3%
Corporate expenses decreased by $0.3 million, or 0.3%, to $85.4 million during the three months ended July 31, 2026, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $7.5 million decrease in compensation and related expenses primarily due to reduced headcount as a result of the Restructuring Program; and
•a $4.8 million decrease in certain discrete transformational costs under our ELEVATE strategy.
The decrease was partially offset by:
•a $7.8 million increase in restructuring charges under our Restructuring Program; and
•a $4.0 million increase in accruals for potential legal settlements.

Results of Operations

Nine Months Ended July 31, 2026, Compared with the Nine Months Ended July 31, 2025
Consolidated

	Nine Months Ended July 31,
(in millions)	2026	2025	Increase / (Decrease)
Revenues	$6,850.6	$6,450.5	$400.1	6.2%
Operating expenses	6,027.5	5,645.7	381.8	6.8%
Gross margin	12.0%	12.5%	(46) bps
Selling, general and administrative expenses	512.2	521.7	(9.5)	(1.8)%
Restructuring and related	14.6	—	14.6	NM*
Amortization of intangible assets	43.4	39.9	3.5	8.8%
Operating profit	253.0	243.3	9.7	4.0%
Income from unconsolidated affiliates	3.6	3.4	0.2	7.2%
Interest expense	(81.6)	(72.1)	(9.5)	(13.2)%
Income before income taxes	175.0	174.6	0.4	0.2%
Income tax provision	(43.5)	(47.0)	3.5	7.5%
Net income	131.6	127.6	4.0	3.1%
Other comprehensive income/(loss)
Interest rate swaps	(1.0)	(5.7)	4.7	82.5%
Foreign currency translation and other	3.4	5.2	(1.8)	(34.5)%
Income tax benefit	0.2	1.5	(1.3)	(85.3)%
Comprehensive income	$134.2	$128.6	$5.6	4.4%
*Not meaningful
Revenues
Revenues increased by $400.1 million, or 6.2%, to $6,850.6 million during the nine months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 4.5% and acquisition growth of 1.7%. The organic revenue growth was primarily driven by net new business and expansion of business with existing clients primarily within Aviation and M&D, as well as higher project revenues in energy and power solutions and HVAC services within Technical Solutions. Acquisition growth was driven by a $107.1 million revenue increase from the WGNSTAR and LMC acquisitions.
Operating Expenses
Operating expenses increased by $381.8 million, or 6.8%, to $6,027.5 million during the nine months ended July 31, 2026, as compared to the prior year period. Gross margin decreased by 46 bps to 12.0% in the nine months ended July 31, 2026, from 12.5% in the nine months ended July 31, 2025. The decrease in gross margin was primarily driven by contract and service mix within B&I, M&D, Aviation, and Technical Solutions, partially offset by favorable pricing and operational efficiencies, particularly in managing overtime, within Education.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $9.5 million, or 1.8%, to $512.2 million during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025. The decrease in selling, general and administrative expenses was primarily attributable to:
•a $9.5 million decrease in certain discrete transformational costs under our ELEVATE strategy for developing the new ERP system, client-facing technology, workforce management tools, and data analytics;
•a $5.3 million decrease in compensation and related expenses primarily due to reduced headcount as a result of the Restructuring Program, partially offset by headcount expansion from the WGNSTAR Acquisition within M&D; and

•a $4.1 million decrease in bad debt expense.
The decrease was partially offset by:
•a $9.5 million increase in costs associated with systems’ go-live.
Amortization of Intangible Assets
Amortization of intangible assets increased by $3.5 million, or 8.8%, to $43.4 million during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025. This increase was due to the amortization of intangibles acquired as part of the WGNSTAR Acquisition.
Interest Expense
Interest expense increased by $9.5 million to $81.6 million during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025. The increase was driven by higher borrowings from our Amended Credit Facility, including the First Incremental Term Loan, to fund the WGNSTAR Acquisition and working capital requirements.
Income Taxes from Operations
Our effective tax rates on income from operations for the nine months ended July 31, 2026, and July 31, 2025, were 24.8% and 26.9%, respectively, resulting in provisions for taxes of $43.5 million and $47.0 million, respectively.
Our effective tax rate for the nine months ended July 31, 2026, was reduced by discrete items, primarily research and development tax credits, enhanced WOTC, and share-based compensation. Our effective tax rate for the nine months ended July 31, 2025, was reduced by discrete items, primarily return to provision adjustments related to our non-U.S. operations.
Interest Rate Swaps
We had a loss of $1.0 million during the nine months ended July 31, 2026, as compared to a loss of $5.7 million during the nine months ended July 31, 2025, primarily due to underlying changes in the fair value of our interest rate swaps.
Foreign Currency Translation
    We had a foreign currency translation gain of $3.4 million during the nine months ended July 31, 2026, as compared to a foreign currency translation gain of $5.2 million during the nine months ended July 31, 2025. This change was due to fluctuations in the exchange rate between the USD and the GBP. Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of foreign currencies to the USD and the extent of our foreign assets and liabilities.

Segment Information
Financial Information for Each Reportable Segment

	Nine Months Ended July 31,
(in millions)	2026	2025	Increase / (Decrease)
Revenues
Business & Industry	$3,093.2	$3,077.2	$16.0	0.5%
Manufacturing & Distribution	1,367.1	1,201.2	165.9	13.8%
Aviation	936.6	822.0	114.7	14.0%
Education	696.7	688.2	8.5	1.2%
Technical Solutions	757.0	662.0	95.0	14.4%
	$6,850.6	$6,450.5	$400.1	6.2%
Operating profit
Business & Industry	$231.3	$236.2	$(4.9)	(2.1)%
Operating profit margin	7.5%	7.7%	(20) bps
Manufacturing & Distribution	117.5	115.6	1.9	1.6%
Operating profit margin	8.6%	9.6%	(103) bps
Aviation	47.3	48.4	(1.1)	(2.5)%
Operating profit margin	5.0%	5.9%	(85) bps
Education	60.9	48.9	12.0	24.6%
Operating profit margin	8.7%	7.1%	164 bps
Technical Solutions	46.7	49.4	(2.7)	(5.4)%
Operating profit margin	6.2%	7.5%	(129) bps
Corporate	(246.3)	(251.8)	5.5	2.2%
Adjustment for income from unconsolidated affiliates, included in Aviation and Technical Solutions	(3.6)	(3.4)	(0.2)	(7.2)%
Adjustment for tax deductions for energy efficient government buildings, included in Technical Solutions	(0.7)	(0.1)	(0.7)	NM*
	$253.0	$243.3	$9.7	4.0%
*Not meaningful

Business & Industry
	Nine Months Ended July 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$3,093.2	$3,077.2	$16.0	0.5%
Operating profit	231.3	236.2	(4.9)	(2.1)%
Operating profit margin	7.5%	7.7%	(20) bps
B&I revenues increased by $16.0 million, or 0.5%, to $3,093.2 million during the nine months ended July 31, 2026, as compared to the prior year period. The revenue increase was primarily driven by client expansions, partially offset by attrition of certain domestic clients in the second and third quarters of 2026. Management reimbursement revenues for this segment totaled $224.3 million and $218.4 million for the nine months ended July 31, 2026 and 2025, respectively.
Operating profit decreased by $4.9 million, or 2.1%, to $231.3 million during the nine months ended July 31, 2026, as compared to the prior year period. Operating profit margin decreased by 20 bps to 7.5% in the nine months ended July 31, 2026, from 7.7% in the nine months ended July 31, 2025. The decrease in operating profit margin was primarily driven by contract and service mix, partially offset by labor efficiencies.

Manufacturing & Distribution
	Nine Months Ended July 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$1,367.1	$1,201.2	$165.9	13.8%
Operating profit	117.5	115.6	1.9	1.6%
Operating profit margin	8.6%	9.6%	(103) bps
M&D revenues increased by $165.9 million, or 13.8%, to $1,367.1 million during the nine months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 7.4% and acquisition growth of 6.4%. The increase in organic revenue was primarily attributable to the expansion of business with existing clients and new business wins, including within the semiconductor industry. Acquisition growth was driven by a $76.9 million revenue increase from the WGNSTAR Acquisition.
Operating profit increased by $1.9 million, or 1.6%, to $117.5 million during the nine months ended July 31, 2026, as compared to the prior year period. Operating profit margin decreased by 103 bps to 8.6% in the nine months ended July 31, 2026, from 9.6% in the nine months ended July 31, 2025. The decrease in operating profit margin was primarily attributable to contract mix and amortization of intangible assets related to the WGNSTAR Acquisition.

Aviation
	Nine Months Ended July 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$936.6	$822.0	$114.7	14.0%
Operating profit	47.3	48.4	(1.1)	(2.5)%
Operating profit margin	5.0%	5.9%	(85) bps
Aviation revenues increased by $114.7 million, or 14.0%, to $936.6 million during the nine months ended July 31, 2026, as compared to the prior year period. The increase was primarily attributable to new business wins driven largely by a U.K.-based airport and new business and scope expansions across the domestic and international markets. Management reimbursement revenues for this segment totaled $42.0 million and $36.5 million for the nine months ended July 31, 2026 and 2025, respectively.
Operating profit decreased by $1.1 million, or 2.5%, to $47.3 million during the nine months ended July 31, 2026, as compared to the prior year period. Operating profit margin decreased by 85 bps to 5.0% in the nine months ended July 31, 2026, from 5.9% in the nine months ended July 31, 2025. The decrease was primarily attributable to contract and service mix as well as weather-related disruptions in the first half of 2026.

Education
	Nine Months Ended July 31,
($ in millions)	2026	2025	Increase
Revenues	$696.7	$688.2	$8.5	1.2%
Operating profit	60.9	48.9	12.0	24.6%
Operating profit margin	8.7%	7.1%	164 bps
Education revenues increased by $8.5 million, or 1.2%, to $696.7 million during the nine months ended July 31, 2026, as compared to the prior year period. The increase was primarily attributable to net new business and expansion of business with existing clients and price escalations on certain contracts.
Operating profit increased by $12.0 million, or 24.6%, during the nine months ended July 31, 2026, as compared to the prior year period. Operating profit margin increased by 164 bps to 8.7% in the nine months ended July 31, 2026, from 7.1% in the nine months ended July 31, 2025. The increase in operating profit margin was primarily attributable to favorable pricing and operational efficiencies, particularly in managing overtime.

Technical Solutions
	Nine Months Ended July 31,
($ in millions)	2026	2025	Increase / (Decrease)
Revenues	$757.0	$662.0	$95.0	14.4%
Operating profit	46.7	49.4	(2.7)	(5.4)%
Operating profit margin	6.2%	7.5%	(129) bps
Technical Solutions revenues increased by $95.0 million, or 14.4%, to $757.0 million during the nine months ended July 31, 2026, as compared to the prior year period. Revenue growth was comprised of organic growth of 9.8% and acquisition growth of 4.6%. The organic revenue increase was primarily driven by energy and power solutions and HVAC services. Acquisition growth was driven by a $30.2 million revenue increase from the LMC Acquisition.
Operating profit decreased by $2.7 million, or 5.4%, to $46.7 million during the nine months ended July 31, 2026, as compared to the prior year period. Operating profit margin decreased by 129 bps to 6.2% in the nine months ended July 31, 2026, from 7.5% in the nine months ended July 31, 2025. The decrease in operating profit margin was primarily attributable to service mix.

Corporate
	Nine Months Ended July 31,
($ in millions)	2026	2025	Decrease
Corporate expenses	$(246.3)	$(251.8)	$5.5	2.2%
    Corporate expenses decreased by $5.5 million, or 2.2%, to $246.3 million during the nine months ended July 31, 2026, as compared to the prior year period. The decrease in corporate expenses was primarily attributable to:
•a $10.6 million decrease in compensation and related expenses primarily due to reduced headcount as a result of the Restructuring Program; and
•a $9.5 million decrease in certain discrete transformational costs under our ELEVATE strategy.
This decrease was partially offset by:
•a $14.6 million increase in restructuring charges under our Restructuring Program.

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
The Amended Credit Facility contains certain covenants, including a maximum total net leverage ratio of 5.00 to 1.00, a maximum secured net leverage ratio of 4.00 to 1.00, and a minimum interest coverage ratio of 1.50 to 1.00, as well as other financial and non-financial covenants. In the event of a material acquisition, as defined in the Amended Credit Facility, we may elect to increase the maximum total net leverage ratio to 5.50 to 1.00 for a total of four fiscal quarters and increase the maximum secured net leverage ratio to 4.50 to 1.00 for a total of four fiscal quarters. Our borrowing capacity is subject to, and limited by, compliance with the covenants described above. At July 31, 2026, we were in compliance with these covenants.
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
During the nine months ended July 31, 2026, we made principal payments under the term loan of $36.4 million. At July 31, 2026, the total outstanding borrowings in the form of cash borrowings and standby letters of credit were $1.8 billion and $22.4 million, respectively, and our weighted average interest rate on all outstanding borrowings, excluding letters of credit, was 5.53%. At July 31, 2026, we had up to $495.3 million of borrowing capacity.
On July 28, 2026, we entered into a trade receivable financing agreement (the “Receivables Financing Agreement”) involving several of our wholly owned subsidiaries and certain financial institutions. The Receivables Financing Agreement provides for a maximum revolving borrowing amount of $300.0 million and expires on July 27, 2029. Under the arrangement, certain of our wholly owned subsidiaries sell a portfolio of eligible U.S. trade accounts receivable and related rights to our wholly owned subsidiary, ABM Receivables, LLC, a consolidated and bankruptcy-remote special purpose entity. Eligible receivables sold to ABM Receivables, LLC are pledged as collateral for borrowings under the Receivables Financing Agreement and are subject to a security interest in favor of the participating institutions. The borrowings under the Receivables Financing Agreement bear interest at a rate of Term SOFR plus an applicable margin ranging from 0.90% to 1.00% based on ABM’s total net leverage ratio, payable monthly in arrears. The arrangement also provides for an undrawn fee of 0.35% on unused commitments.
At July 31, 2026, the total amount of receivables pledged as collateral under the Receivables Financing Agreement was $402.4 million, and the total amount of outstanding borrowings under the Receivables Financing Agreement was $300.0 million.
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
Share Repurchases
We did not repurchase shares under the share repurchase program during the three months ended July 31, 2026. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The share repurchase program may be suspended or discontinued at any time without prior notice. At July 31, 2026, authorization for $89.0 million of repurchases remained under our share repurchase program.

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

	Nine Months Ended July 31,
(in millions)	2026	2025
Net cash provided by operating activities	$275.0	$101.0
Net cash used in investing activities	(315.8)	(74.8)
Net cash provided by (used in) financing activities	46.4	(22.5)
Operating Activities
Net cash provided by operating activities was $275.0 million, as compared to $101.0 million during the nine months ended July 31, 2025. The $174.0 million improvement was primarily driven by favorable working capital changes, including improved cash collections and timing of payments.
Investing Activities
Net cash used in investing activities increased by $241.0 million during the nine months ended July 31, 2026, as compared to the prior year period. This increase in net cash used was primarily due to the WGNSTAR Acquisition.
Financing Activities
Net cash provided by financing activities was $46.4 million during the nine months ended July 31, 2026, as compared to net cash used in financing activities of $22.5 million during the nine months ended July 31, 2025. In the prior year, we made a $75.0 million payment for contingent consideration related to the RavenVolt Acquisition, of which $59.0 million was classified as a financing cash outflow. We have not made any contingent consideration payments during the nine months ended July 31, 2026.
Contingencies

For disclosures on contingencies, see Note 11, “Commitments and Contingencies,” of the Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Our Financial Statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
b. Changes in Internal Control Over Financial Reporting.
To support the growth of our financial shared service capabilities and standardize our financial systems, we continue to update several key platforms, including our HR information systems, enterprise resource planning (“ERP”) system, and labor management system. The implementation of several key platforms involves changes in the systems that include internal controls. During the third quarter of 2023 and first quarter of 2025, we had a change in our internal control over financial reporting as a result of our implementation of a new ERP and key boundary systems for the Education, Business & Industry, and Manufacturing & Distribution industry groups that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system and key boundary systems for these industry groups are replacing our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our industry groups will transition to our new ERP system and key boundary systems over the next several years. Our new ERP system and key boundary systems are intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system, and is intended to enhance internal control over financial reporting. We believe our new ERP system and key boundary systems will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Although some of the transitions have proceeded to date without material adverse effects, the possibility exists that they could adversely affect our internal control over financial reporting and procedures.
During the second quarter of 2026, we completed the acquisition of WGNSTAR, as described in Note 3, “Acquisitions,” to the unaudited Consolidated Financial Statements. We continue to integrate policies, processes, personnel, technology, and operations relating to this transaction and will continue to evaluate the impact of any related changes to our internal controls over financial reporting.
There were no other changes in our internal control over financial reporting during the third quarter of 2026 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of material developments in our litigation matters occurring in the period covered by this report is found in Note 11, “Commitments and Contingencies,” to the unaudited Consolidated Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended October 31, 2025, in response to Item 1A, “Risk Factors,” of Part I of the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Common Stock Repurchases
Effective September 3, 2025, our Board of Directors expanded our existing share repurchase program by an additional $150.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 plans or in privately negotiated transactions. The timing of repurchases is at our discretion and will depend upon several factors, including market and business conditions, future cash flows, share price, share availability, and other factors. Repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the three months ended July 31, 2026. At July 31, 2026, authorization for $89.0 million of repurchases remained under our share repurchase program.
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

ABM Industries Incorporated

September 8, 2026	/s/ David M. Orr
David M. Orr Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

September 8, 2026	/s/ Dean A. Chin
Dean A. Chin Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)